Form 10-Q
period 2021-06-30
KALTURA INC
filed 2021-08-19
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40644

Kaltura, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Park Avenue South 10th Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(646) 290-5445
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of August 11, 2021, there were 126,489,472 shares of the registrant’s common stock, par value $0.0001, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	F-1
	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 (audited)	F-1 - F-2
	Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)	F-3
	Consolidated Statement of Changes in Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Deficit for three and six months ended June 30, 2021 and 2020 (unaudited)	F-4 - F-6
	Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	F-7 - F-8
	Notes to Unaudited Consolidated Interim Financial Statements (unaudited)	F-9 - F-34
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
Signatures		78

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “Kaltura,” the “Company,” “we,” “us,” and “our,” refer to Kaltura, Inc. and its subsidiaries on a consolidated basis.

i

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
Our business and operations have experienced rapid growth, and if we do not appropriately manage this growth and any future growth, or if we are unable to improve our systems, processes and controls, our business, financial condition, results of operations and prospects will be adversely affected;

•
Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful;

•	We have a history of losses and may not be able to achieve or maintain profitability;

•	The ongoing COVID-19 outbreak, and its variants, could adversely affect our business, financial condition and results of operations;

•
The markets for our offerings are new and evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving market conditions;

•
The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects;

•
If we are not able to keep pace with technological and competitive developments and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected;

•
If we do not maintain the interoperability of our offerings across devices, operating systems and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions, our business, financial condition and results of operations may be adversely affected;

•
A version of our Media Services is licensed to the public under an open source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights;

•
The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition and results of operations could be harmed;

•
If we are unable to increase sales of our subscriptions to new customers, expand the offerings to which our existing customers subscribe, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be adversely affected;

•
If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations;

•
We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations;

•
We typically provide service-level commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, face contract termination with refunds of prepaid amounts or could experience a decrease in customer renewals in future periods, any of which would lower our revenue and adversely affect our business, financial condition and results of operations;

ii

•	We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support;

•
We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business;

•	If we are not able to maintain and enhance awareness of our brand, especially among developers and IT operators, our business, financial condition and results of operations may be adversely affected;

•
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could adversely affect our business;

•	Our failure to offer high quality customer support would have an adverse effect on our business, reputation and results of operations;

•	The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our offerings;

•	The sales prices of our offerings may change, which may reduce our revenue and gross profit and adversely affect our financial results;

•	We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations;

•	The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense;

•	Our international operations and expansion expose us to risk;

•	If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be adversely affected;

•	Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements;

•	A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks;

•
If we are unable to consummate acquisitions at our historical rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks;

•
A real or perceived bug, defect, security vulnerability, error, or other performance failure involving our platform, products or solutions could cause us to lose revenue, damage our reputation, and expose us to liability;

•
If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities;

•
Failure to protect our proprietary technology, or to obtain, maintain, protect and enforce sufficiently broad intellectual property rights therein, could substantially harm our business, financial condition and results of operations;

•
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business;

•
Changes in laws and regulations related to the internet, changes in the internet infrastructure itself, or increases in the cost of internet connectivity and network access may diminish the demand for our offerings and could harm our business; and

•	Political, economic, and military conditions in Israel could materially and adversely affect our business.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30, 2021	December 31, 2020 (as restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,772	$27,711
Trade receivables	23,747	17,134
Prepaid expenses and other current assets	4,714	2,769
Deferred contract acquisition and fulfillment costs, current	7,549	5,848

Total current assets	65,782	53,462

NON-CURRENT ASSETS
Property and equipment, net	7,259	4,147
Other assets, noncurrent	4,949	3,564
Deferred contract acquisition and fulfillment costs, noncurrent	20,729	15,876
Intangible assets, net	2,347	2,835
Goodwill	11,070	11,070

Total non-current assets	46,354	37,492

TOTAL ASSETS	$112,136	$90,954

LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of long-term loans	$1,743	$1,000
Current portion of long-term lease liabilities	894	1,738
Trade payables	5,196	5,045
Employees and payroll accruals	20,360	16,275
Accrued expenses and other current liabilities	14,521	11,251
Deferred revenue	59,070	47,685

Total current liabilities	101,784	82,994

NON-CURRENT LIABILITIES
Deferred revenue, noncurrent	1,752	1,858
Long-term loans, net of current portion	59,749	47,160
Long-term lease liabilities, net of current portion	3	142
Other liabilities, noncurrent	2,331	2,564
Warrants to purchase preferred and common stock	53,855	56,780

Total non-current liabilities	117,690	108,504

TOTAL LIABILITIES	$219,474	$191,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except for share data)
	June 30, 2021	December 31, 2020 (as restated)
	(Unaudited)
COMMITMENTS AND CONTINGENCIES

Convertible preferred stock, $ 0.0001 par value per share, 1,043,778 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation preference of $ 1,921 as of June 30, 2021;	1,921	1,921
Redeemable convertible preferred stock, $ 0.0001 par value per share, 15,968,831 shares authorized as of June 30, 2021 and December 31, 2020, 15,806,333 and 15,779,322 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $ 192,201 as of June 30, 2021;	159,340	158,191

Total mezzanine equity	161,261	160,112

STOCKHLDERS’ DEFICIT
Common stock of$ 0.0001 par value per share, 157,500,000 shares authorized as of June 30, 2021 and December 31, 2020; 33,479,452 and 33,153,112 shares issued as of June 30, 2021 and December 31, 2020, respectively; 25,794,262 and 25,467,922 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of June 30,2021 and December 31, 2020	(4,881)	(4,881)
Additional paid-in capital	17,838	8,388
Receivables on account of stock	-	(882)
Accumulated deficit	(281,558)	(263,283)

Total stockholders’ deficit	(268,599)	(260,656)

TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ DEFICIT	$112,136	$90,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(Unaudited)

Revenue:

Subscription	$36,467	$24,969	$68,808	$48,173
Professional services	5,136	3,780	10,508	6,482

Total revenue	41,603	28,749	79,316	54,655

Cost of revenue:

Subscription	10,018	6,352	19,894	12,036
Professional services	5,604	4,436	11,309	9,168

Total cost of revenue	15,622	10,788	31,203	21,204

Gross profit	25,981	17,961	48,113	33,451

Operating expenses:

Research and development	11,787	6,489	22,687	13,268
Sales and marketing	10,524	6,521	20,685	14,800
General and administrative	9,440	3,828	17,387	8,183
Other operating expenses	-	-	1,724	-

Total operating expenses	31,751	16,838	62,483	36,251

Operating income (loss)	(5,770)	1,123	(14,370)	(2,800)

Financial expenses (income), net	(4,497)	11,575	653	11,284

Loss before provision for income taxes	1,273	10,452	15,023	14,084
Provision for income taxes	1,446	554	3,252	1,906

Net loss	$2,719	$11,006	$18,275	$15,990

Net loss per share attributable to common stockholders, basic	$0.24	$0.56	$0.98	$0.88
Net loss per share attributable to common stockholders, diluted	$0.37	$0.56	$0.98	$0.88

Weighted average number of shares used in computing basic net loss per share attributable to common stockholders	25,768,411	25,174,126	25,538,010	24,575,196
Weighted average number of shares used in computing diluted net loss per share attributable to common stockholders	32,836,110	25,174,126	25,538,010	24,575,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account	Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	of stock	capital	deficit	deficit

Balance at April 1, 2021	1,043,778	$1,921	15,806,333	$159,340	25,755,951	$2		7,685,190	$(4,881)	$-	$13,560	$(278,839)	$(270,158)

Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	4,213	-	4,213
Issuance of common shares upon exercise of stock options	-	-	-	-	38,311	*	)	-	-	-	65	-	65
Net loss	-	-	-	-	-	-		-	-	-	-	(2,719)	(2,719)

Balance at June 30, 2021 (unaudited)	1,043,778	$1,921	15,806,333	$159,340	25,794,262	$2		7,685,190	$(4,881)	$-	$17,838	$(281,558)	$(268,599)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account	Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	of stock	capital	deficit	deficit

Balance at April 1, 2020	1,043,778	$1,921	15,779,322	$158,191	25,138,454	$2		7,685,190	$(4,881)	$(882)	$612	$(209,504)	$(214,653)

Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	1,134	-	1,134
Issuance of common shares upon exercise of stock options	-	-	-	-	55,799	*	)	-	-	-	13	-	13
Net loss	-	-	-	-	-	-		-	-	-	-	(11,006)	(11,006)

Balance at June 30, 2020 (unaudited)	1,043,778	$1,921	15,779,322	$158,191	25,194,253	$2		7,685,190	$(4,881)	(882)	1,759	(220,510)	(224,512)

*) Represents an amount lower than $ 1

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account	Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	of stock	capital	deficit	deficit

Balance at January 1, 2021	1,043,778	$1,921	15,779,322	$158,191	25,467,922	$2		7,685,190	$(4,881)	$(882)	$8,388	$(263,283)	$(260,656)

Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	9,173	-	9,173
Loan forgiveness	-	-	-	-	-	-		-	-	882	-	-	882
Issuance of common shares upon exercise of stock options	-	-	-	-	326,340	*	)	-	-	-	277	-	277
Issuance of preferred stock upon exercise of warrants	-	-	27,011	1,149	-	-		-	-	-	-	-	-
Net loss	-	-	-	-	-	-		-	-	-	-	(18,275)	(18,275)

Balance at June 30, 2021 (unaudited)	1,043,778	$1,921	15,806,333	$159,340	25,794,262	$2		7,685,190	$(4,881)	$-	17,838	(281,558)	(268,599)

*) Represents an amount lower than $ 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account	Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	of stock	capital	deficit	deficit

Balance at January 1, 2020	1,043,778	$1,921	15,779,322	$155,550	22,959,969	$2		7,685,190	$(4,881)	$(882)	$-	$(204,520)	$(210,281)

Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	1,796	-	1,796
Issuance of common shares upon exercise of stock options	-	-	-	-	1,007,769	*	)	-	-	-	26	-	26
Issuance of common shares upon business combination	-	-	-	-	1,226,515	*	)	-	-	-	2,578	-	2,578
Accretion of redeemable convertible preferred stock	-	-	-	2,641	-	-		-	-	-	(2,641)	-	(2,641)
Net loss	-	-	-	-	-	-		-	-	-	-	(15,990)	(15,990)

Balance at June 30, 2020 (unaudited)	1,043,778	$1,921	15,779,322	$158,191	25,194,253	$2		7,685,190	$(4,881)	$(882)	$1,759	$(220,510)	$(224,512)

*) Represent an amount lower than $ 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:

Net loss	$(18,275)	$(15,990)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,200	2,093
Stock-based compensation expenses	9,173	1,796
Increase in deferred contract acquisition and fulfillment costs	(6,554)	(1,769)
Change in valuation of warrants to purchase preferred and common stock	(1,776)	10,034
Non-cash interest expenses	222	43
Non-cash expenses with respect to stockholders’ loans.	882	-
Changes in operating assets and liabilities:
Increase in trade receivables	(6,612)	(692)
Increase in prepaid expenses and other current assets and other assets, noncurrent	(1,945)	(215)
Decrease in trade payables	(177)	(415)
Increase in accrued expenses and other current liabilities	3,112	2,801
Increase in employees and payroll accruals	4,085	989
Increase (decrease) in other liabilities, noncurrent	(309)	219
Increase (decrease) in deferred revenue	11,279	(2,082)

Net cash used in operating activities	(5,695)	(3,188)

Cash flows from investing activities:

Net cash acquired in business combination	-	383
Purchases of property and equipment	(956)	(566)
Capitalized internal-use software	(1,255)	(382)
Purchase of intangible assets	(79)	(89)

Net cash used in investing activities	(2,290)	(654)

Cash flows from financing activities:

Proceeds from long term loans, net of debt issuance cost	41,915	2,000
Repayment of long-term loans	(28,833)	-
Principal payments on finance leases	(956)	(1,267)
Proceeds from exercise of options by employees	277	26
Payment of deferred offering costs	(2,594)	-

Net cash provided by financing activities	9,809	759

Increase (decrease) in cash, cash equivalents and restricted cash	1,824	(3,083)
Cash, cash equivalents and restricted cash at the beginning of the period	28,355	27,144

Cash, cash equivalents and restricted cash at the end of the period	$30,179	$24,061

Non-cash transactions:

Purchase of property and equipment, internal-use software and intangible asset in credit	1,534	75

Issuance of common shares and warrant with respect to business combination	-	3,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Six months ended June 30,
	2021	2020
	Unaudited
Supplemental disclosure of cash flow information:

Cash paid for income taxes, net	$(946)	$(543)

Cash paid for interest	$(1,215)	$(1,939)

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

Cash and cash equivalents	$29,772	$23,456
Restricted cash included in other assets, non-current	407	605

Total cash, cash equivalents, and restricted cash	$30,179	$24,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 1:	BUSINESS

Description of Business

Kaltura, Inc. (together with its subsidiaries, the “Company”) was incorporated in October 2006 and commenced operations in January 2007. The Company’s business operations are allocated between two main segments, Enterprise, Education, and Technology (“EE&T”) and Media and Telecom (“M&T”). The Company has developed a platform for video creation, management, and collaboration. The Company's platform enables companies, educational institutions, and other organizations to cost-effectively launch advanced online video experiences, including for Over-the-top (“OTT”) Television, Cloud TV, web video publishing, video-based teaching, learning, and training, video-based marketing, and video-based collaboration. The Company’s core offerings consist of various Software-as-a-Service (“SaaS”) products and solutions and a Platform-as-a-Service (“PaaS”).

Initial Public Offering

On July 23, 2021, after the balance sheet date, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 15,000,000 shares of its common stock at an offering price of $10.00 per share. On August 6, 2021, the underwriters of the IPO exercised in full their option to purchase 2,250,000 additional shares of common stock at the offering price of $10.00 per share. The Company received net proceeds of $155.4 million after deducting underwriting discounts and commissions of $10.5 million, and other issuance costs of $5.0 million.

See Note 15 Subsequent Events for additional information related to the IPO.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.

The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s final prospectus dated July 22, 2021 (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the Company’s consolidated results of operations, change of convertible and redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or any other future interim or annual period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, income tax uncertainties, stock-based compensation cost, fair value measurement of warrants, accretion of redeemable stocks, fair value and useful life of intangible assets, as well as in estimates used in applying the revenue recognition policy. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of June 30, 2021. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and its variants that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

Restatement of previously consolidated financial statements

The Company has restated its previously issued consolidated financial statements as of the year ended December 31, 2020, to amend the underlying assumptions used in its common stock valuation work. See Note 20 to the consolidated financial statements included in the Company’s Prospectus for further information.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.

The majority of the Company’s and its subsidiaries’ cash, and cash equivalents and restricted cash are invested with major banks in the United States, Israel, and the United Kingdom. Such investments in the United States may be in excess of insured limits and they are not insured in other jurisdictions. In general, these investments may be redeemed upon demand and therefore bear minimal risk.

The Company’s trade receivables are geographically dispersed and derived from sales to customers mainly in the United States, Europe, and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation, and account monitoring procedures.

Major customer data as a percentage of total revenues:

The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	(unaudited)
Customer A (M&T)	*	%	12.03%		*	%	12.90%
Customer B (EE&T)	*	%	*	%	$10.01%		*	%

 *)    Represents an amount that is lower than 10% of the Company’s total revenue.

 Significant Accounting Policies and Estimates

  There were no material changes to the significant accounting policies and estimates during the six months ended June 30, 2021.

Recently Adopted Accounting Pronouncements

As an “emerging growth company”, the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted this guidance prospectively on January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term.

In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which defers the effective date of ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2021; early adoption is permitted. The Company does not expect that ASU 2017-04 will have an impact on its consolidated financial statements and related disclosures.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740.

These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses.

The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements and related disclosures.

NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS

a.	The following table presents disaggregated revenue by category:

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue
Three months ended June 30, 2021 (unaudited)

Subscription	$27,197	89.9%	$9,270	81.6%
Professional services	3,040	10.1%	2,096	18.4%

	$30,237	100%	$11,366	100%

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue
Three months ended June 30, 2020 (unaudited)

Subscription	$17,751	94.5%	$7,218	72.4%
Professional services	1,030	5.5%	2,750	27.6%

	$18,781	100%	$9,968	100%

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Six months ended June 30, 2021 (unaudited)

Subscription	$51,167	88.9%	$17,641	81.1%
Professional services	6,388	11.1%	4,120	18.9%

	$57,555	100%	$21,761	100%

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Six months ended June 30, 2020 (unaudited)

Subscription	$33,523	95.3%	$14,650	75.2%
Professional services	1,645	4.7%	4,837	24.8%

	$35,168	100%	$19,487	100%

b.	The following table summarizes revenue by region based on the billing address of customers:

	Three months ended June 30, (unaudited)
	2021		2020
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$24,728	59.4%	$16,602	57.8%
Europe, the Middle East and Africa ("EMEA")	12,436	29.9%	8,923	31.0%
Other	4,439	10.7%	3,224	11.2%

	$41,603	100%	$28,749	100%

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

	Six months ended June 30, (unaudited)
	2021		2020
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$47,026	59.3%	30,914	56.6%
EMEA	24,824	31.3%	17,422	31.9%
Other	7,466	9.4%	6,319	11.5%

	$79,316	100%	54,655	100%

c.	Remaining Performance Obligations:

The Company’s remaining performance obligations are comprised of product and services revenue not yet delivered. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $156,323 which consists of both billed consideration in the amount of $60,822 and unbilled consideration in the amount of $95,501 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 65% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

d.	Costs to Obtain a Contract:

The following table represents a rollforward of costs to obtain a contract:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)

Beginning balance	$20,177	$9,011	$17,683	$9,015
Additions to deferred contract acquisition costs during the period	4,764	2,686	8,502	3,395
Amortization of deferred contract acquisition costs	(1,434)	(759)	(2,678)	(1,472)

Ending balance	$23,507	$10,938	$23,507	$10,938

Deferred contract acquisition costs, current	$6,359	$3,141	$6,359	$3,141
Deferred contract acquisition costs, noncurrent	17,148	7,797	17,148	7,797

Total deferred costs to obtain a contract	$23,507	$10,938	$23,507	$10,938

e.	Costs to Fulfill a Contract:

The following table represents a rollforward of costs to fulfill a contract:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)

Beginning balance	$4,169	$3,861	$4,041	$3,993
Additions to deferred costs to fulfill a contract during the period	849	205	1,217	298
Amortization of deferred costs to fulfill a contract	(247)	(227)	(487)	(452)

Ending balance	$4,771	$3,839	$4,771	$3,839

Deferred fulfillment costs, current	$1,190	$903	$1,190	$903
Deferred fulfillment costs, noncurrent	3,581	2,936	3,581	2,936

Total deferred costs to fulfill a contract	$4,771	$3,839	$4,771	$3,839

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 4:	FAIR VALUE MEASUREMENT

FASB ASC No. 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value. Fair value is an exit price, representing the amount that would be received for selling an asset or paid for the transfer of a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level I -	Unadjusted quoted prices in active markets that are accessible on the measurement date for identical, unrestricted assets or liabilities;

Level II -	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level III -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The table below sets forth the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2021
	Level 1	Level 2	Level 3	Total

Warrants to purchase preferred and common stock	$-	$-	$53,855	$53,855

	December 31, 2020 (As restated)
	Level 1	Level 2	Level 3	Total

Warrants to purchase preferred and common stock	$-	$-	$56,780	$56,780

The Company measures the warrants at fair value by applying the option-pricing model in each reporting period until they are exercised or expired, with changes in fair values being recognized in the Company's consolidated statement of operations as financial income or expenses.

In estimating the warrants' fair value, the Company used the following assumptions:

	June 30, 2021	December 31, 2020
	(unaudited)
Volatility	40.78%	65.23%
Risk-free interest rate	0.05%	0.09%
Dividend yield	-	-
Expected life (years)	0.164	0.405

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 4:	FAIR VALUE MEASUREMENT (Cont.)

1.	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the foreseeable future.

2.	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over the term that is equivalent to the expected term of the option.

3.	Risk-free interest - based on yield rate of non-index linked U.S. Federal Reserve treasury stock.

4.	Expected term - the expected term was based on the expected maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

	June 30, 2021	December 31, 2020 (as restated)
	(unaudited)
Balance at January 1	$56,780	$17,111
Issuance of warrants	-	1,221
Reclassification of warrant to common stocks to equity	-	(3,057)
Reclassification of warrant to common stocks to mezzanine equity	(1,149)	-
Change in fair value of warrants	(1,776)	41,505

Balance at the end of the period	$53,855	$56,780

Upon the closing of the Company’s IPO, after the balance sheet date, warrants to purchase preferred and common stock were converted into 7,067,699 shares of common stock. Prior the conversion, the Company estimated the fair value of the warrants. The valuation resulted in an expense of $16,822 (See Note 15 Subsequent Events for further information related to the IPO).

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 5:	GOODWILL AND INTANGIBLE ASSETS, NET

There was no goodwill activity during the six months ended June 30, 2021.

The carrying amounts and accumulated amortization expenses of the intangible assets, as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Weighted average remaining useful life (in years)	Balance	Balance
	(unaudited)
Gross carrying amount:
Technology	3.25	$4,700	$4,700
Customer relationships	3.10	2,419	2,340
Tradename	1.92	980	980

		8,099	8,020
Accumulated amortization and impairments:
Technology		(3,108)	(2,759)
Customer relationships		(1,875)	(1,706)
Tradename		(769)	(720)

		(5,752)	(5,185)

Intangible assets, net		$2,347	$2,835

During the three months ended June 30, 2021, and 2020, and the six months ended June 30, 2021, and 2020 (unaudited), the Company recorded amortization expenses in the amount of $271, $256, $567 and $406, respectively, which were included in cost of revenues and sales and marketing expenses in the statements of operations.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 5:	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

As of June 30, 2021, the total expected future amortization related to intangible assets other than goodwill was as follows:

Remaining 2021	$438
2022	666
2023	554
2024	478
2025	148
2026 and thereafter	63

$2,347

NOTE 6:	COMMITMENTS AND CONTINGENCIES

a.	Operating Lease Commitments:

The Company is engaged in operating lease arrangements for its worldwide offices. Future minimum annual payments under non-cancelable operating leases for the period remaining subsequent to June 30, 2021, are as follows:

Year ended December 31,	Rental of premises

Remaining 2021	$1,016
2022	688

Total	$1,704

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 6:	COMMITMENTS AND CONTINGENCIES (Cont.)

b.	Non-cancelable Purchase Obligations:

The Company has entered into various non-cancelable agreements with third-party providers for use of cloud hosting and other services, under which it committed to minimum and fixed purchases until the year ending December 31, 2024. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of June 30, 2021:

Year ended December 31,

Remaining 2021	$3,085
2022	8,664
2023	7,851
2024	19,000

Total purchase commitment	$38,600

In August 2021, after the balance sheet date, the Company entered into a commitment to purchase at least $40,000 of cloud hosting services over a period of five years commencing during the fourth quarter of 2021.

c.	Capital Leases:

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2021:

Year ended December 31,	Rental of premises

Remaining 2021	$770
2022	141
Total minimum lease payments	911
Less: Amount representing interest	14

Present value of net minimum lease payments	$897

d.	Litigation:

The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 7:	PROVISION FOR INCOME TAXES

The Company recognized an income tax expense of $1,446 and $554 for the three months ended June 30, 2021 and 2020, respectively, and $3,252 and $1,906 for the six months ended June 30, 2021 and 2020, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (114)% and (5)% for the three months ended June 30, 2021 and 2020, respectively, and of (22)% and (14)%, for the six months ended June 30, 2021 and 2020, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on its losses because it is more likely than not that the benefit will not be realized.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as a response to the economic uncertainty resulting from the global COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020. The Company continues to monitor any effects that may result from the CARES Act.

NOTE 8:	CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

a.	Prepaid expenses and other current assets: Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)

Prepaid expenses	$3,849	$2,086
Government institutions	299	335
Deposit	500	292
Other	66	56

	$4,714	$2,769

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 8:	CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS (Cont.)

b.	Property and Equipment, net: Composition of property and equipment is as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Cost:

Computers and peripheral equipment	$4,874	$3,656
Office furniture and equipment	743	679
Leasehold improvements	516	516
Capital leases of computers and peripheral equipment	253	253
Internal use software	4,605	2,142

	10,991	7,246

Accumulated depreciation	(3,732)	(3,099)

Depreciated cost	$7,259	$4,147

  Depreciation expenses for the three months ended June 30, 2021, and 2020, and for the six months ended June 30, 2021, and 2020, were $ 332, $ 835, $ 633 and $ 1,687 respectively.

c.	Other assets, noncurrent: Other assets, noncurrent consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)

Restricted cash	$407	$644
Severance pay fund	1,749	1,673
Deferred offering costs	2,630	1,082
Other	163	165

	$4,949	$3,564

d.	Accrued expenses and other current liabilities: Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)

Accrued expenses	$6,081	$4,687
Accrued taxes	7,390	4,984
Other	1,050	1,580

	$14,521	$11,251

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 9:	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the Company’s basic and diluted net loss per common stock:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)
Numerator:

Net loss	$2,719	$11,006	$18,275	$15,990
Preferred stock accretion	3,412	2,968	6,672	5,609

Total loss attributable to common stockholders, for basic net loss per share	$6,131	$13,974	$24,947	$21,599

Change in fair value of warrant liabilities	5,928	-	-	-

Total loss attributable to common stockholders, for diluted net loss per share	$12,059	$13,974	$24,947	$21,599

Denominator:

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	25,768,411	25,174,126	25,538,010	24,575,196
Weighted average effect of warrants to purchase preferred and common stock	7,067,699	-	-	-
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	32,836,110	25,174,126	25,538,010	24,575,196

Net loss per share:

Net loss per share attributable to common stockholders, basic	$0.24	$0.56	$0.98	$0.88
Net loss per share attributable to common stockholders, diluted	$0.37	$0.56	$0.98	$0.88

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 9:	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (Cont.)

For the three and six months ended June 30, 2020, all outstanding options, warrants and preferred shares have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

As of June 30, 2021, the securities that potentially could dilute basic income (loss) per share in the future were:

As of June 30,
2021

Convertible and redeemable convertible preferred stock	16,850,111
Warrants to purchase preferred and common stock	7,680,954
Outstanding stock options	31,488,683

Total	56,019,748

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 10:	REPORTABLE SEGMENTS

a.
Reportable segments:

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.

The Company organizes its operations in two segments: Enterprise, Education, and Technology (“EE&T”) and Media and Telecom (“M&T”). These segments share a common underlying platform consisting of the Company’s API-based architecture, as well as unified product development, operations, and administrative resources. EE&T includes revenues from all of the Company’s products, industry solutions for education customers, and Media Services (except for media and telecom customers), as well as associated professional services for those offerings. M&T represents revenues from the TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings.

The measurement of the reportable operating segments is based on the same accounting principles applied in these financial statements, which includes certain corporate overhead allocations.

	Enterprise, Education and Technology	Media and Telecom	Total
Three months ended June 30, 2021 (unaudited)

Revenues	$30,237	$11,366	$41,603

Gross income	$21,151	$4,830	$25,981

Operating expenses			31,751
Financial expenses, net			(4,497)
Provision for income taxes			1,446

Net loss			$2,719

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 10:	REPORTABLE SEGMENTS (Cont.)

	Enterprise, Education and Technology	Media and Telecom	Total
Three months ended June 30, 2020 (unaudited)

Revenues	$18,781	$9,968	$28,749

Gross income	$13,976	$3,985	$17,961

Operating expenses			16,838
Financial expenses, net			11,575
Provision for income taxes			554

Net loss			$11,006

	Enterprise, Education & Technology	Media and Telecom	Total

Six months ended June 30, 2021 (unaudited)

Revenues	$57,555	$21,761	$79,316

Gross income	$39,900	$8,213	$48,113

Operating expenses			62,483
Financial expenses, net			653
Provision for income taxes			3,252

Net loss			$18,275

	Enterprise, Education and Technology	Media and Telecom	Total

Six months ended June 30, 2020 (unaudited)

Revenues	$35,168	$19,487	$54,655

Gross income	$26,180	$7,271	$33,451

Operating expenses			36,251
Financial expenses, net			11,284
Provision for income taxes			1,906

Net loss			$15,990

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 10:	REPORTABLE SEGMENTS (Cont.)

b.	Geographical information See Note 3 for disaggregated revenue by customer segment and geographic region. The following presents long-lived assets based on geographical areas:

	June 30,	December 31,
	2021	2020
	(unaudited)

US	$5,402	$2,850
EMEA	1,821	1,283
Other	36	14

	$7,259	$4,147

NOTE 11:     LONG-TERM LOAN

In January 2021, the Company refinanced all amounts outstanding under the existing loan agreements as of December 31, 2020, terminated all outstanding commitments, and entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

In June 2021, the Company entered into an amendment to the Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company borrowed an additional aggregate principal amount of $12,500.

Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor).

The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $250 for installments payable on April 1, 2021, through December 31, 2021, (ii) $750 for installments payable on March 31, 2022 through December 31, 2022, and (iii) $1,500 for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Borrowings under the Revolving Credit Facility do not amortize and are due and payable on January 14, 2024. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 11:     LONG-TERM LOAN (Cont.)

As of June 30, 2021, the total future principal payments related to Credit Facilities are as follows:

Remaining 2021	$500
2022	3,000
2023	6,000
2024	52,500
$62,000

NOTE 12:    CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

a.	Composition of Preferred stock capital of $ 0.0001 par value each as of June 30, 2021, and December 31, 2020:
	June 30, 2021
	Authorized	Issued and outstanding	Aggregate liquidation preference
	Number of shares

Series A Preferred stock	1,043,778	1,043,778	$1,921
Series B Preferred stock	3,240,085	3,240,085	12,631
Series C Preferred stock	3,434,556	3,430,152	18,214
Series D Preferred stock	2,870,544	2,814,258	17,287
Series D-1 Preferred stock	714,286	714,286	4,354
Series E Preferred stock	4,042,693	3,940,885	40,000
Series F Preferred stock	1,666,667	1,666,667	99,715

Convertible and redeemable convertible Preferred stock	17,012,609	16,850,111	$194,122

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:      CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (Cont.)

	December 31, 2020
	Authorized	Issued and outstanding	Aggregate liquidation preference
	Number of shares

Series A Preferred stock	1,043,778	1,043,778	$1,921
Series B Preferred stock	3,240,085	3,240,085	12,631
Series C Preferred stock	3,434,556	3,403,141	18,110
Series D Preferred stock	2,870,544	2,814,258	17,287
Series D-1 Preferred stock	714,286	714,286	4,354
Series E Preferred stock	4,042,693	3,940,885	40,000
Series F Preferred stock	1,666,667	1,666,667	93,043

Convertible and redeemable convertible Preferred stock	17,012,609	16,823,100	$187,346

1.
On February 3, 2021, SVB Financial Group (“SVB”) converted a Warrant to Purchase Stock issued on February 3, 2011 (the “Series C Warrant”) into shares of the Company’s Series C Convertible Preferred Stock pursuant to the cashless conversion mechanism described in the Series C Warrant. The conversion was exercised for all 31,414 shares covered by the Series C Warrant and resulted in the net issuance of 27,011 shares of the Company’s Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Warrant, the number of net shares issued was determined by dividing (a) the aggregate fair market value of the shares otherwise issuable upon exercise of the Series C Warrant minus the aggregate exercise price of such shares by (b) the fair market value of one share of the Company’s Series C Convertible Preferred Stock.

2.
Upon the closing of the Company’s IPO, after the balance sheet date, all outstanding shares of its convertible and redeemable convertible preferred stock automatically converted into 76,262,947 shares of common Stock (see Note 15 Subsequent Events for further information related to the IPO).

b.
Receivables on Account of Stock:

In May 2015, the Company entered into loan agreements with certain of its executive employees for the purpose of exercising vested options to purchase the Company’s common stock (the “Employee Loan Agreements”). In February 2021, the Employee Loan Agreements were amended such that the loans would be automatically forgiven and deemed to have been repaid in full immediately prior to the public filing by the Company of a registration statement under the Securities Act of 1933, as amended. In March 2021, the loans were fully forgiven. Following the forgiveness of the loans, the Company recorded an expense for the six months ended June 30, 2021, in the amount of $1,724 included in other operating expenses in the consolidated statement of operations. The amount includes the tax gross-up expense that will be paid by the Company following the loan forgiveness.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:      CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (Cont.)

c.
Stock option plans:

Under the Company's 2007 U.S. and Israeli Stock Option Plans ("the 2007 Plans"), options may be granted to officers, directors, employees, advisors and consultants of the Company or its subsidiaries. In 2017, the Company adopted a new equity incentive plan, the "2017 Equity Incentive Plan" (the "2017 Plan" and together with the 2007 Plans, the "Plans"), and extended the term of the 2007 Israeli Stock Option Plan and the term of the options already granted thereunder for an additional ten-year period. In 2017, the Company adopted a new equity incentive plan, the "2017 Equity Incentive Plan" (the "2017 Plan" and together with the 2007 Plans, the "Plans"), and extended the term of the 2007 Israeli Stock Option Plan and the term of the options already granted thereunder for an additional ten-year period.

Pursuant to the Plans, the Company reserved 45,482,679 shares of common stock for issuance. Following the adoption of a new option policy, the Company has reserved an additional 18,106,866 shares of common stock. As of June 30, 2021 and December 31, 2020, an aggregate of 190,989 and 24,610 shares of common stock of the Company were still available for future grants under the 2017 Plan. Each option granted under the Plans is exercisable until the earlier of ten years (or 20 years if granted under the 2007 Israeli Stock Option Plan) from the date of the grant of the option. The options vest primarily over a four-year period. Any options that are forfeited or not exercised before expiration become available for future grants.

Effective upon the effectiveness of the registration statement for the IPO, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which it may grant cash and equity incentive awards to officers, directors, employees, advisors, and consultants of the Company. The Company has reserved 8,500,000 shares of common stock for issuance under the 2021 Plan.

A summary of the Company’s stock option activity with respect to options granted under the Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value (as restated)

Outstanding as of December 31, 2020	31,981,404	$3.86	7.72	$22,134

Granted	-	-
Exercised	(326,340)	0.87		12,354
Forfeited	(166,381)	3.62

Outstanding as of June 30, 2021 (unaudited)	31,488,683	$3.89	7.28	$27,625

Exercisable options as of June 30, 2021 (unaudited)	16,038,448	$1.19	5.39	$18,790

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:      CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (Cont.)

The share-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)

Cost of revenues	$185	$94	$466	$146
Research and development	791	284	1,724	425
Sales and marketing	464	364	1,204	446
General and administrative	2,773	392	5,779	779

Total expenses	$4,213	$1,134	$9,173	$1,796

d.	Stock Split:

In March 2021, the Company’s board of directors and the stockholders of the Company approved a four and a half (4.5)-for-one forward stock split of the Company’s common stock, which became effective on March 19, 2021. The par value of each class of capital stock was not adjusted as a result of this forward stock split. All common stock, convertible and redeemable convertible preferred stock, stock options, warrants, and per share information presented within these consolidated financial statements have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 13:	SELECTED STATEMENT OF OPERATIONS DATA

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)

Financial income:

Interest income	$-	$-	$-	$17
Remeasurement of warrants to fair value	5,928	-	1,776
Foreign currency translation adjustment, net	-	191	-	977

	5,928	191	1,776	994
Financial expenses:

Bank fees	172	19	481	34
Remeasurement of warrants to fair value	-	10,625	-	10,034
Interest expense	611	1,019	1,462	2,027
Foreign currency translation adjustments, net	499	-	274	-
Other	149	103	212	183

	1,431	11,766	2,429	12,278

Financial expenses (income), net	$(4,497)	$11,575	$653	$11,284

NOTE 14:     RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into an agreement with a certain shareholder under which the shareholder received a one-year subscription to use the Company's software. Under the agreement, the shareholder has made minimum, non-cancellable, revenue commitments in the amount of $548. During 2021 and 2020, the Company and the shareholder renewed the agreement. During the three months ended June 30, 2021, and 2020, and the six months ended June 30, 2021, and 2020, the Company recognized total revenue of $125, $129, $250 and $274, respectively, related to this agreement. As of June 30, 2021, and December 31, 2020, there was no trade receivables balance outstanding associated with this shareholder, and deferred revenue, current included $418 and $161, respectively.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless specified otherwise)

NOTE 15:    SUBSEQUENT EVENTS

Initial Public Offering

On July 23, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 15,000,000 shares of its common stock at an offering price of $10.00 per share. On August 6, 2021, the underwriters exercised in full their option to purchase an additional 2,250,000 shares of the Company’s common stock. The Company received net proceeds of $155.4 million after deducting underwriting discounts and commissions of $10.5 million and other issuance costs of $5.0 million.

Immediately prior to the closing of the IPO, the Company recognized the following transactions related to the convertible and redeemable convertible preferred stock and to the warrants to purchase preferred and common stock:

•	The automatic conversion of the convertible and redeemable convertible preferred stock into an aggregate amount of 76,262,947 shares of common stock.

•
The issuance of 7,067,699 shares of common stock pursuant to the automatic cashless exercise of warrants to purchase preferred and common stock. Prior to the conversion, the Company estimated the fair value of the warrants. As a result of the valuation, the Company recorded an expense of $16,822 which will be reflected in its consolidated statements of operations for the three and nine months ended September 30, 2021, under financial expenses (income), net.

In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized common stock to 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The condensed consolidated financial statements as of June 30, 2021, including share and per share amounts, do not give effect to the IPO and related conversion of the convertible and redeemable convertible preferred stock because the IPO and such conversion were completed subsequent to June 30, 2021.

Pursuant to the terms of a certain warrant to purchase common stock (the “Series F Warrant”), and in the case of the Series F redeemable convertible preferred stock, of the Certificate of Incorporation (as in effect immediately prior to the IPO), the Company was required to make certain cash payments to SSIG (Special Situations Investing Group II, LLC, an affiliate of Goldman Sachs & Co. LLC) if the initial public offering price per share at which shares of common stock were sold (the “Actual IPO Price”) was less than the price per share used to calculate the number of shares issuable upon the automatic cashless exercise of the Series F Warrant or the conversion of the Series F convertible and redeemable preferred stock, as the case may be (the “Estimated Price”). Accordingly, because the Actual IPO Price was less than the Estimated Price, the Company was required to make a cash payment to SSIG in the amount of $1.6 million in connection with the closing of the IPO, and it made such payment in July 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated July 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 22, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

Our mission is to power any video experience, for any organization. Our Video Experience Cloud offers live, real-time, and on-demand video products, including Video Portal, Town Halls, Video Messaging, Webinars, Virtual Events and Meetings. We also offer specialized industry solutions, including LMS Video (Learning Management System), Lecture Capture and Virtual Classroom for educational institutions, as well as a TV Solution for media and telecom companies. Underlying our products and solutions is a broad set of live, real-time, and on-demand Media Services consisting of Application Programming Interfaces (“APIs”), Software Development Kits (“SDKs”), and Experience Components, as well as our Video and TV Content Management Systems. Our Media Services are also used by other cloud platforms and companies to power video experiences and workflows for their own products. Our Video Experience Cloud is used by leading brands across all industries, reaching millions of users, at home, at school and at work, for communication, collaboration, training, marketing, sales, customer care, teaching, learning, and entertainment experiences. With our flexible offerings, customers can experience the benefits of video across a wide range of use cases, while customizing their deployments to meet their individual, dynamic needs.

Our business was founded in 2006. We launched our Media Services and Video Content Management System in 2008 and initially offered it as an Online Video Platform for online publishers and media companies. Since then, we have capitalized on our flexible and extendable platform architecture to expand into new products, industry solutions, and use cases:

•	2009: Brought to market our LMS Video solution and began selling to educational institutions

•	2011: Released our Video Portal product and started selling to enterprises

•	2013: Expanded into live video with the launch of our Town Halls product

•	2014: Launched our TV Content Management System for media and telecom companies, following the acquisition of Tvinci Ltd., a leading provider of an OTT TV platform

•	2017: Launched our Lecture Capture solution

•	2018: Launched our Video Messaging product

•	2018: Acquired certain of the assets of Rapt Media, Inc., an interactive personalized video startup

•	2020: Added real time conferencing capabilities to our Media Services following the acquisition of Newrow, Inc., a video conferencing and collaboration platform

•	2020: Released our Webinars, Virtual Events and Meetings products, as well as our Virtual Classroom and TV Solutions

We generate revenue primarily through the sale of SaaS and PaaS subscriptions, and additional revenue from term license subscriptions. We also generate revenue through the sale of professional services associated with the implementation of deployments for new and existing customers.

We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.

•
Enterprise, Education & Technology: Includes revenues from all of our products, industry solutions for education customers, and Media Services (except for media and telecom customers), as well as associated professional services for those offerings. These solutions are generally sold through our EE&T sales teams. Subscription revenues are primarily generated on a per full-time equivalent basis for on-demand and live products and solutions, per host basis for real-time-conferencing products and solutions, and per participant basis for the Virtual Events product (which intersects on-demand, live, and real-time-conferencing video). Contracts are generally 12 to 24 months in length. Billing is primarily done on an annual basis. The average time it takes to implement EE&T offerings ranges from three to six months.

•
Media & Telecom: Includes revenues from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. These offerings are generally sold through our media and telecom sales team. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from nine to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: increasing the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers.

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
	(in thousands)
Revenue
Enterprise, Education & Technology	$30,237	$18,781	$57,555	$35,168
Media & Telecom	$11,366	$9,968	$21,761	$19,487
Total Revenue	$41,603	$28,749	$79,316	$54,655
Gross Profit
Enterprise, Education & Technology	$21,151	$13,976	$39,900	$26,180
Media & Telecom	$4,830	$3,985	$8,213	$7,271
Total Gross Profit	$25,981	$17,961	$48,113	$33,451

We benefit from a land and expand strategy in which our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is demonstrated by our Net Dollar Retention Rate. For the three months ended June 30, 2021, our Net Dollar Retention Rate was 121%. We also grew our average annualized recurring revenue, or ARR, per customer by 27% from June 2020 to June 2021, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.

For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.

We focus our selling efforts on large organizations and sell our solutions primarily through direct sales teams and account teams. We currently have four direct sales teams, grouped by offering type and target customers, and we leverage reseller relationships globally to help market and sell our products to customers worldwide, especially in areas in which we have a limited presence. We are investing in initiatives to more efficiently reach new customers and expand our partnerships with existing ones. For example, we recently launched the option to purchase our Webinars, Meetings and Virtual Classroom offerings directly from our website, allowing us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market.

Restatement of Consolidated Financial Statements

We have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2020. The determination to restate these financial statements was made by our management after its re-evaluation of the December 2020 estimate of the fair value of our common stock. See Note 20 to our consolidated financial statements included in the Prospectus.

Impact of COVID-19

In December 2019, an outbreak of the COVID-19 disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world, including where our end users and customers are located and the United States, Israel, United Kingdom, and Singapore where we have larger business operations. As a result of the COVID-19 pandemic, government authorities around the world have ordered schools and businesses to close, imposed restrictions on non-essential activities and required people to remain at home while instilling significant limitations on traveling and social gatherings.

In response to the pandemic, in the first quarter of 2020, we temporarily closed all of our offices, enabled our entire work force to work remotely and implemented travel restrictions for non-essential business. In the second quarter of 2020 we reopened select offices, however most of our employees continued to work remotely, a majority of whom continue to do so as of the date of this Quarterly Report on Form 10-Q. The changes we have implemented to date have not materially affected and are not expected to materially affect our ability to operate our business, including our financial reporting systems.

In the second quarter of 2020, we experienced an increase in usage as people spent more time working and learning remotely due to the COVID-19 pandemic, thereby increasing demand from new and existing customers for our offerings and contributing to an acceleration in our revenue growth when compared to prior periods. However, in some cases because the agreements for certain of our solutions, primarily in education, do not limit usage or increase pricing for usage in excess of a specified amount, the additional usage that we experienced in 2020 did not result in a corresponding increase in revenue. Additionally, in order to meet the needs of our customers in 2020, we accelerated our existing plans to move from our own data centers to a public cloud infrastructure in order to provide required stability, reliability, scalability, and elasticity. The combination of the increase in usage for certain of our solutions as described above, along with the migration from our own data centers to a public cloud infrastructure, contributed to a decrease in gross margins in 2020 to 60% from 63% in 2019. We are still in the process of scaling our network infrastructure and anticipate incurring additional costs in 2021 related thereto, which will negatively impact our gross margins.

Prior to the pandemic, the market demand for our solutions was growing at a robust rate, with numerous tailwinds for long-term growth, and that demand accelerated as a result of the pandemic. We believe that new and potential customers will continue to increase their use of video solutions across existing use cases such as remote working, teaching, marketing, and customer care, as well as nascent but growing use cases such as tele-services.

While the potential economic impact brought by, and the duration of, any pandemic, epidemic, or outbreak of an infectious disease, including COVID-19 and its variants, is difficult to assess or predict, the widespread pandemic related to COVID-19 and its variants has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

For additional information, see “Risk Factors—Risks Related to Our Business and Industry—The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations.”

Key Factors Affecting Our Performance

Expansion of our Platform

We believe our platform is ideally suited for expansion across solutions, industries, and use cases. We have demonstrated this over time with the expansion of our platform across products, industry solutions, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Webinars and Meetings products, as well as our Virtual Classroom industry solution, focused on learning, training, and marketing. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them, among other recently introduced offerings such as our Virtual Events product and our TV Solution. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries. Following the success of our media & telecom and education solutions, we intend to launch solutions for industries such as telehealth, retail, government, and smart cities, among others.  We also intend to enhance our Media Services offerings with additional core capabilities and invest in areas such as content creation, personalization and interactivity, content aggregation and syndication, AI, and smart monetization. We also intend to add these capabilities into our existing and new products and industry solutions. Our results of operations may reflect sustained high levels of investments to drive increased customer adoption and usage.

Acquiring New Customers

We are focused on continuing to grow the number of customers that use our solutions. While over the last several years we have not materially increased our sales and marketing spend or number of direct sales representatives, we plan to increase our investment in sales and marketing in order to grow our customer base going forward. We intend to grow our base of field sales representatives and customer success managers, which we believe will drive both geographic and vertical expansion. Additionally, we are investing for the first time in inside sales and self-serve offerings and distribution channels. We believe this will enable us to efficiently acquire smaller customers across all industries – beyond enterprises into SMBs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.

Increasing Revenue from Existing Customers

We believe we have the opportunity to increase sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended June 30, 2021, our Net Dollar Retention Rate was 121%, demonstrating our ability to expand within our existing customer base. In order for us to continue to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.

Continued Investment in Growth

Although we have invested significantly in our business to date, we believe that we still have a significant market opportunity ahead of us. We intend to continue to make investments to support the growth and expansion of our business, to increase revenue, and to further scale our operations. We believe there is a significant opportunity to continue our growth. We plan to open offices internationally, hire sales and marketing employees in additional countries, and expand our presence in countries where we already operate. We expect to incur additional expenses as we expand to support this growth. Further, we expect to incur additional general and administrative expenses in connection with our transition to being a public company. We expect that our cost of revenue and operating expenses will fluctuate over time.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	For the Three Months Ended June 30,
	2021	2020
	(dollar amounts in thousands)
Annualized Recurring Revenue	$145,431	$99,642
Net Dollar Retention Rate	121%	105%
Remaining Performance Obligations	$156,323	$116,513

Annualized Recurring Revenue

We use Annualized Recurring Revenue as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts. We calculate ARR by annualizing our recurring revenue for the most recently completed fiscal quarter. Recurring revenues are generated from SaaS and PaaS subscriptions, as well as term licenses for software installed on the customer’s premises (“On-Prem”). For the SaaS and PaaS components, we calculate ARR by annualizing the actual recurring revenue recognized for the latest fiscal quarter. For the On-Prem components for which revenue recognition is not ratable across the license term, we calculate ARR for each contract by dividing the total contract value (excluding professional services) as of the last day of the specified period by the number of days in the contract term and then multiplying by 365. Recurring revenue excludes revenue from one-time professional services and setup fees. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases.

The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to new bookings, cancellations, upgrades or downgrades, pending renewals, professional services revenue, and acquisitions or divestitures. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Net Dollar Retention Rate

Our Net Dollar Retention Rate, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our Net Dollar Retention Rate for a given period as the recognized recurring revenue from the latest reported fiscal quarter from the set of customers whose revenue existed in the reported fiscal quarter from the prior year (the numerator), divided by recognized recurring revenue from such customers for the same fiscal quarter in the prior year (denominator). For annual periods, we report Net Dollar Retention Rate as the arithmetic average of the Net Dollar Retention Rate for all fiscal quarters included in the period. We consider subdivisions of the same legal entity (for example, divisions of a parent company or separate campuses that are part of the same state university system) to be a single customer for purposes of calculating our Net Dollar Retention Rate. Our calculation of Net Dollar Retention Rate for any fiscal period includes the positive recognized recurring revenue impacts of selling new services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our Net Dollar Retention Rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our calculation of Net Dollar Retention Rate may differ from similarly titled metrics presented by other companies.

Remaining Performance Obligations

Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2021, our Remaining Performance Obligations was $156.0 million, which consists of both billed consideration in the amount of $61.0 million and unbilled consideration in the amount of $95.0 million that we expect to invoice and recognize in future periods. We expect to recognize 65% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.

We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses.

Adjusted EBITDA is a supplemental measure of our performance, is not defined by or presented in accordance with GAAP, and should not be considered in isolation or as an alternative to net profit (loss) or any other performance measure prepared in accordance with GAAP. Adjusted EBITDA is presented because we believe that it provides useful supplemental information to investors and analysts regarding our operating performance and is frequently used by these parties in evaluating companies in our industry. By presenting Adjusted EBITDA, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Additionally, our management uses Adjusted EBITDA as a supplemental measure of our performance because it assists us in comparing the operating performance of our business on a consistent basis between periods, as described above.

Although we use EBITDA and Adjusted EBITDA, as described above, EBITDA and Adjusted EBITDA, have significant limitations as analytical tools. Some of these limitations include:

•	such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	such measures do not reflect changes in, or cash requirements for, our working capital needs;

•	such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	such measures do not reflect our tax expense or the cash requirements to pay our taxes;

•
although depreciation and amortization expense and non-cash stock-based compensation expense are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.

Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only supplementally. Adjusted EBITDA includes an adjustment for non-cash stock-based compensation expenses. It is reasonable to expect that this item will occur in future periods. However, we believe this adjustment is appropriate because the amount recognized can vary significantly from period to period, does not directly relate to the ongoing operations of our business, and complicates comparisons of our internal operating results between periods and with the operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described above help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA in isolation and also uses other measures, such as revenue, operating loss, and net loss, to measure operating performance.

Components of Our Results of Operations

Revenue

Subscriptions

Our revenues are mainly comprised of revenue from SaaS and PaaS subscriptions. SaaS and PaaS subscriptions provide access to our Video Experience Cloud which powers all types of video experiences: live, real-time, and on-demand video. We provide access to our platform either as a cloud-based service, which represent most of our SaaS and PaaS subscriptions, or, less commonly, as a term license to software installed on the customer's premises. Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription, beginning from the date on which the customer is granted access to our Video Experience Cloud. Revenue from the sale of a term license is recognized at a point in time in which the license is delivered to the customer. Revenue from post-contract services included in On-Prem projects is recognized ratably over the time of the post-contract services.

Professional Services

Our revenue also includes professional services, which consist of consulting, integration and customization services, technical solution services and training related to our video experience. In some of our arrangements, professional services are accounted for as a separate performance obligation, and revenue is recognized upon rendering the service. In some of our SaaS and PaaS subscriptions, we determined that the professional services are solely set up activities that do not transfer goods or services to the customer and therefore are not accounted for as a separate performance obligation and are recognized ratably over the time of the subscription.

Cost of Revenue

Cost of subscriptions and professional services revenues primarily consist of costs related to supporting and hosting our product offerings and delivering our professional services. These costs include salaries, benefits, incentive compensation and stock-based compensation expenses related to the management of our data centers, our customer support team, and our professional services staff. In addition to these expenses, we incur third-party service provider costs, such as cloud infrastructure, data center and content delivery network expenses, rent expenses, depreciation expenses, and amortization of acquired intangible assets. We allocate overhead costs such as rent, utilities, and supplies to all departments based on relative headcount.

The costs associated with providing professional services are significantly higher as a percentage of related revenue than the costs associated with delivering our subscriptions due to the labor costs of providing professional services. As such, the implementation and professional services costs relating to an arrangement with a new customer are more significant than the costs to renew an existing customer’s license and support arrangement.

Cost of revenue increased in absolute dollars from the three and six months ended June 30, 2020 to 2021.

Gross Margins

Gross margins have been and will continue to be affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between SaaS and PaaS subscriptions, software licenses, maintenance and support and professional services, onboarding of new media and telecom customers, hosting of major Virtual Events and changes in cloud infrastructure and personnel costs. In particular, the gross margins in our M&T segment are negatively impacted due to the resources required for implementation of our Media Services for TV experiences, which generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: increasing the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers. However, in the near and medium term, our gross margins in our M&T segment will vary from period to period based on the onboarding of new customers, as well as the timing and aggregate usage of our solutions by such customers.

For the three months ended June 30, 2021 and 2020, our gross margins were 62% (73% for subscriptions and (9)% for professional services) and 62% (75% for subscriptions and (17)% for professional services), respectively.  For the six months ended June 30, 2021 and 2020, our gross margins were 61% (71% for subscriptions and (8)% for professional services) and 61% (75% for subscriptions and (41)% for professional services), respectively.

For our EE&T segment, gross margins for the three months ended June 30, 2021 and 2020 were 70% (76% for subscriptions and 13% for professional services) and 74% (83% for subscriptions and (71)% for professional services), respectively, and gross margins for the six months ended June 30, 2021 and 2020 were 69% (76% for subscriptions and 19% for professional services) and 74% (84% for subscriptions and (130)% for professional services), respectively.

For our M&T segment, gross margins for the three months ended June 30, 2021 and 2020 were 42% (61% for subscriptions and (41)% for professional services) and 40% (54% for subscriptions and 3% for professional services), respectively, and gross margins for the six months ended June 30, 2021 and 2020 were 38% (58% for subscriptions and (49)% for professional services) and 37% (53% for subscriptions and (11)% for professional services), respectively.

In the second quarter of 2020, we experienced an increase in usage as people spent more time working and learning remotely due to the COVID-19 pandemic, thereby increasing demand from new and existing customers for our offerings and contributing to an acceleration in our revenue growth when compared to prior periods. However, in some cases because the agreements for certain of our solutions, primarily in education, do not limit usage or increase pricing for usage in excess of a specified amount, the additional usage that we experienced in 2020 did not result in a corresponding increase in revenue. Additionally, in order to meet the needs of our customers in 2020, we accelerated our existing plans to move from our own data centers to a public cloud infrastructure in order to provide required stability, reliability, scalability, and elasticity. The combination of the increase in usage for certain of our solutions as described above, along with the migration from our own data centers to a public cloud infrastructure, contributed to a decrease in gross margins in 2020 to 60% from 63% in 2019. We are still in the process of scaling our network infrastructure and anticipate incurring additional costs in 2021 related thereto, which will negatively impact our gross margins.

Operation Expenses

Research and Development

Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial resources to develop, improve, and expand the functionality of our solutions. We also anticipate that research and development expenses will increase as a percentage of revenue in the near and medium-term. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs. Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our selling and marketing expenses will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also anticipate that selling and marketing expenses will increase as a percentage of revenue in the near and medium-term.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and as a result of our becoming a public company. We also anticipate that general and administrative expenses will increase as a percentage of revenue in the near and medium-term.

We allocate overhead costs such as rent, utilities, and supplies to all departments based on relative headcount to each operating expense category.

Financial Expenses, Net

Financial expenses, net consists of interest expense accrued or paid on our indebtedness and the change in the fair value of warrants to purchase the Company’s preferred and common stock, net of interest income earned on our cash balances. Financial expenses, net also includes foreign exchange gains and losses. We expect interest expenses to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.

We expect interest income will vary in each reporting period depending on our average cash balances during the period and applicable interest rates.

Upon the closing of our IPO, warrants to purchase preferred and common stock were converted to common stock and therefore, no fair value remeasurements are expected with respect to such warrants in future periods occurring after the closing of our IPO. Refer to Note 15 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for further information regarding the impact resulted from the remeasurement of the warrants prior to conversion.

Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Due to cumulative losses, we maintain a valuation allowance against our deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Realization of our U.S. deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.

Results of Operations

The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage	2021	2020	Dollar	Percentage
	(unaudited)				(unaudited)
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$30,237	$18,781	$11,456	61%	$57,555	$35,168	$22,387	64%
Media & Telecom	11,366	9,968	1,398	14%	21,761	19,487	2,274	12%
Total revenue	41,603	28,749	12,854	45%	79,316	54,655	24,661	45%
Cost of revenue	15,622	10,788	4,834	45%	31,203	21,204	9,999	47%
Total gross profit	25,981	17,961	8,020	45%	48,113	33,451	14,662	44%
Operating expenses:
Research and development	11,787	6,489	5,298	82%	22,687	13,268	9,419	71%
Selling and marketing	10,524	6,521	4,003	61%	20,685	14,800	5,885	40%
General and administrative	9,440	3,828	5,612	147%	17,387	8,183	9,204	112%
Other operating expenses					1,724		1,724
Total operating expenses	31,751	16,838	14,913	89%	62,483	36,251	26,232	72%
Operating income (loss)	(5,770)	1,123	(6,893)	(614)%	(14,370)	(2,800)	(11,570)	413%
Financial (income) expenses, net	(4,497)	11,575	16,072	139%	653	11,284	(10,631)	(94)%
Loss before provision for income taxes	1,273	10,452	(9,179)	(88)%	15,023	14,084	939	7%
Provision for income taxes	1,446	554	892	161%	3,252	1,906	1,346	71%
Net loss	$2,719	$11,006	$(8,287)	(75)%	$18,275	$15,990	$2,285	14%

Segments

We manage and report operating results through two reportable segments:

•
Enterprise, Education & Technology (73% and 65% of revenue for the three months ended June 30, 2021 and 2020, respectively, and 73% and 64% of revenue for the six months ended June 30, 2021 and 2020, respectively):  Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.

•
Media & Telecom (27% and 35% of revenue for the three months ended June 30, 2021 and 2020, respectively, and 27% and 36% of revenue for the six months ended June 30, 2021 and 2020, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the Three Months Ended June 30, 2021 and 2020

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$27,197	$17,751	$9,446	53%
Professional services revenue	3,040	1,030	2,010	195%
Total Enterprise, Education & Technology revenue	$30,237	$18,781	$11,456	61%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$20,765	$14,705	$6,060	41%
Professional services gross profit (loss)	386	(729)	1,115	153%
Total Enterprise, Education & Technology gross profit	$21,151	$13,976	$7,175	51%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $11.5 million, or 61%, to $30.2 million for the three months ended June 30, 2021, from $18.8 million for the three months ended June 30, 2020. Approximately $7.4 million of this increase was attributable to revenue from new customers, and the remaining $4.1 million was attributable to growth from existing customers.

EE&T subscription revenue increased by $9.4 million, or 53%, to $27.2 million for the three months ended June 30, 2021, from $17.8 million for the three months ended June 30, 2020.

EE&T professional services revenue increased by $2.0 million, or 195%, to $3.0 million for the three months ended June 30, 2021, from $1.0 million for the three months ended June 30, 2020.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $7.2 million, or 51%, to $21.2 million for the three months ended June 30, 2021, from $14.0 million for the three months ended June 30, 2020. This increase was mainly due to the $11.5 million increase in revenue, offset by a 4% decrease in gross margin to 70% for the three months ended June 30, 2021 from 74% for the three months ended June 30, 2020.  The decrease in gross margin was attributable primarily to an increase in cloud-related costs and third-party solutions driven by higher consumption and our migration to a public cloud infrastructure, as further described above under “—Components of our Results of Operations—Gross Margins.”

EE&T subscription gross profit increased by $6.1 million, or 41%, to $20.8 million for the three months ended June 30, 2021, from $14.7 million for the three months ended June 30, 2020.

EE&T professional services gross profit increased by $1.1 million, or 153%, to $0.4 million for the three months ended June 30, 2021, from a gross loss of $(0.7) million for the three months ended June 30, 2020.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,270	$7,218	$2,052	28%
Professional services revenue	2,096	2,750	(654)	(24)%
Total Media & Telecom revenue	$11,366	$9,968	$1,398	14%

Media & Telecom gross profit:
Subscription gross profit	$5,683	$3,912	$1,771	45%
Professional services gross profit (loss)	(853)	73	(926)	(1,268)%
Total Media & Telecom gross profit	$4,830	$3,985	$845	21%

Media & Telecom Revenue

M&T revenue increased by $1.4 million, or 14%, to $11.4 million for the three months ended June 30, 2021, from $10.0 million for the three months ended June 30, 2020. Approximately $0.8 million of this increase was attributable to revenue from new customers, and the remaining $0.6 million was attributable to growth from existing customers.

M&T subscription revenue increased by $2.1 million, or 28%, to $9.3 million for the three months ended June 30, 2021, from $7.2 million for the three months ended June 30, 2020.

M&T professional services revenue decreased by $0.7 million, or 24%, to $2.1 million for the three months ended June 30, 2021, from $2.8 million for the three months ended June 30, 2020.

Media & Telecom Gross Profit

M&T gross profit increased by $0.8 million, or 21%, to $4.8 million for the three months ended June 30, 2021, from $4.0 million for the three months ended June 30, 2020. This increase was mainly due to the $1.4 million increase in revenue and the 3% increase in gross margin to 43% for the three months ended June 30, 2021, compared to 40% for the three months ended June 30, 2020.

M&T subscription gross profit increased by $1.8 million, or 45%, to a gross profit of $5.7 million for the three months ended June 30, 2021, from $3.9 million for the three months ended June 30, 2020.

M&T professional services gross loss increased by $ 0.9 million, or 1,268%, to $(0.8) million for the three months ended June 30, 2021, from a gross profit of $0.1 million for the three months ended June 30, 2020.

Operating Expenses

Research and Development expenses

	Three Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$9,610	$4,998	$4,612	92%
Subcontractors and Consultants	901	901	-	-%
Other	1,276	590	686	116%
Total research and development expenses	$11,787	$6,489	$5,298	82%

Research and development expenses increased by $5.3 million, or 82%, to $11.8 million for the three months ended June 30, 2021, from $6.5 million for the three months ended June 30, 2020. The increase was primarily due to a $4.6 million increase in compensation which mainly related to higher headcount and increased stock-based compensation expenses.

Selling and Marketing expenses

	Three Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$8,903	$5,491	$3,412	62%
Marketing expenses	812	373	439	118%
Travel and entertainment	28	47	(19)	(40)%
Other	781	610	171	28%
Total selling and marketing expenses	$10,524	$6,521	$4,003	61%

Selling and marketing expenses increased by $4.0 million, or 61%, to $10.5 million for the three months ended June 30, 2021, from $6.5 million for the three months ended June 30, 2020. The increase was primarily due to a $2.9 million increase in compensation related to higher headcount and a $0.5 million increase in amortization of deferred commission expenses driven by higher bookings.

General & Administrative

	Three Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$7,188	$2,753	$4,435	161%
Professional fees and insurance	793	348	445	128%
Travel and entertainment	40	9	31	344%
Other	1,419	718	701	98%
Total general and administrative expenses	$9,440	$3,828	$5,612	147%

General and administrative expenses increased by $5.6 million, or 147%, to $9.4 million for the three months ended June 30, 2021, from $3.8 million for the three months ended June 30, 2020. The increase was primarily due to a $4.4 million increase in compensation related to higher headcount and increased stock-based compensation expenses.

Financial Expenses (income), net

Financial expenses (income), net decreased by $16.1 million, or 139% to $(4.5) million for the three months ended June 30, 2021, from $11.6 million for the three months ended June 30, 2020.  The decrease was primarily due to a $16.6 million in remeasurement of warrants to fair value, partially offset by an increase of $0.7 million related to exchange rate fluctuations in the foreign currency.

Provision for Income Taxes

Provision for income taxes increased by $ 0.9 million, or 161%, to $1.4 million for the three months ended June 30, 2021, from $0.6 million for the three months ended June 30, 2020, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Comparison of the Six Months Ended June 30, 2021 and 2020

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$51,167	$33,523	$17,644	53%
Professional services revenue	6,388	1,645	4,743	288%
Total Enterprise, Education & Technology revenue	$57,555	$35,168	$22,387	64%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$38,696	$28,320	$10,376	37%
Professional services gross profit (loss)	1,204	(2,140)	3,344	156%
Total Enterprise, Education & Technology gross profit	$39,900	$26,180	$13,720	52%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $22.4 million, or 64%, to $57.6 million for the six months ended June 30, 2021, from $35.2 million for the six months ended June 30, 2020. Approximately $13.5 million of this increase was attributable to revenue from new customers, and the remaining $8.9 million was attributable to growth from existing customers.

EE&T subscription revenue increased by $17.6 million, or 53%, to $51.1 million for the six months ended June 30, 2021, from $33.5 million for the six months ended June 30, 2020.

EE&T professional services revenue increased by $4.8 million, or 288%, to $6.4 million for the six months ended June 30, 2021, from $1.6 million for the six months ended June 30, 2020.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $13.7 million, or 52%, to $39.9 million for the six months ended June 30, 2021, from $26.2 million for the six months ended June 30, 2020. This increase was mainly due to the $22.4 million increase in revenue, offset in part by a 5% decrease in gross margin to 69% for the six months ended June 30, 2021 from 74% for the six months ended June 30, 2020.  The decrease in gross margin was attributable primarily to an increase in cloud-related costs and third-party solutions driven by higher consumption and our migration to a public cloud infrastructure, as further described above under “—Components of our Results of Operations—Gross Margins.”

EE&T subscription gross profit increased by $10.4 million, or 37%, to $38.7 million for the six months ended June 30, 2021, from $28.3 million for the six months ended June 30, 2020.

EE&T professional services gross profit  increased by $3.3 million, or 156%, to $1.2 million for the six months ended June 30, 2021, from a gross loss of $(2.1) million for the six months ended June 30, 2020.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$17,641	$14,650	$2,991	20%
Professional services revenue	4,120	4,837	(717)	(15)%
Total Media & Telecom revenue	$21,761	$19,487	$2,274	12%

Media & Telecom gross profit:
Subscription gross profit	$10,218	$7,817	$2,401	31%
Professional services gross loss	(2,005)	(546)	(1,459)	267%
Total Media & Telecom gross profit	$8,213	$7,271	$942	13%

Media & Telecom Revenue

M&T revenue increased by $2.3 million, or 12%, to $21.8 million for the six months ended June 30, 2021, from $19.5 million for the six months ended June 30, 2020. Approximately $1.3 million of this increase was attributable to revenue from new customers, and the remaining $1.0 million was attributable to growth from existing customers.

M&T subscription revenue increased by $3.0 million, or 20%, to $17.6 million for the six months ended June 30, 2021, from $14.6 million for the six months ended June 30, 2020.

M&T professional services revenue decreased by $0.7 million, or 15%, to $4.1 million for the six months ended June 30, 2021, from $4.8 million for the six months ended June 30, 2020.

Media & Telecom Gross Profit

M&T gross profit increased by $0.9 million, or 13%, to $8.2 million for the six months ended June 30, 2021, from $7.3 million for the six months ended June 30, 2020. This increase was mainly due to the $2.3 million increase in revenue.

M&T subscription gross profit increased by $2.4 million, or 31%, to $10.2 million for the six months ended June 30, 2021, from $7.8 million for the six months ended June 30, 2020.

M&T professional services gross loss increased by $1.5 million, or 267%, to $(2.0) million for the six months ended June 30, 2021, from $(0.5) million for the six months ended June 30, 2020.

Operating Expenses

Research and Development expenses

	Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$18,559	$10,364	$8,195	79%
Subcontractors and Consultants	1,792	1,543	249	16%
Other	2,336	1,361	975	72%
Total research and development expenses	$22,687	$13,268	$9,419	71%

Research and development expenses increased by $9.4 million, or 71%, to $22.7 million for the six months ended June 30, 2021, from $13.3 million for the six months ended June 30, 2020. The increase was primarily due to a $8.2 million increase in compensation mainly related to higher headcount and to stock-based compensation expenses.

Selling and Marketing expenses

	Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$17,553	$10,826	$6,727	62%
Marketing expenses	1,506	2,317	(811)	(35)%
Travel and entertainment	67	392	(325)	(83)%
Other	1,559	1,265	294	23%
Total selling and marketing expenses	$20,685	$14,800	$5,885	40%

Selling and marketing expenses increased by $5.9 million, or 40%, to $20.7 million for the six months ended June 30, 2021, from $14.8 million for the six months ended June 30, 2020. The increase was primarily due to a $5.7 million increase in compensation related to higher headcount and a $1.0 million increase in amortization of deferred commission expenses driven by higher bookings. The increase was partially offset by a $0.8 million decrease in marketing expenses mainly due to a large in-person customer conference that took place in the six months ended June 30, 2020 while a similar event was not held in the six months ended June 30, 2021, and a $0.3 million decrease in travel and entertainment expenses due to the ongoing COVID-19 pandemic.

General and Administrative expenses

	Six Months Ended June 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$13,736	$5,883	$7,853	133%
Professional fees and insurance	1,165	634	531	84%
Travel and entertainment	52	134	(82)	(61)%
Other	2,434	1,532	902	59%
Total general and administrative expenses	$17,387	$8,183	$9,204	112%

General and administrative expenses increased by $9.2 million, or 112%, to $17.4 million for the six months ended June 30, 2021, from $8.2 million for the six months ended June 30, 2020. The increase was primarily due to a $7.9 million increase in compensation related to stock-based compensation expense and higher headcount.

Other Operating Expenses

Other operating expenses were $1.7 million during the six months ended June 30, 2021 and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the six months ended June 30, 2020.

Financial Expenses (Income), net

Financial expenses, net decreased by $10.6 million, or 94%, to $0.7 million for the six months ended June 30, 2021, from $11.3 million for the six months ended June 30, 2020. The decrease was primarily due to a $11.8 million in remeasurement of warrants to fair value, partially offset by an increase of $1.3 million related to exchange rate fluctuations in foreign currency.

Provision for Income Taxes

Provision for income taxes increased by $1.3 million, or 71%, to $3.2 million for the six months ended June 30, 2021, from $1.9 million for the six months ended June 30, 2020. primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash and borrowings available under our Revolving Credit Facility. As of June 30, 2021, we had approximately $22.4 million of borrowings outstanding under the Revolving Credit Facility (net of $0.1 million of unamortized issuance costs) and approximately $12.5 million of additional borrowings available thereunder.

We believe that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under “Risk Factors” and “—Key Factors Affecting Our Performance.”

If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread pandemic related to COVID-19 and its variants has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

Credit Facilities

In January 2021, we entered into a new credit agreement (as amended, the “Credit Agreement”) with one of our existing lenders, which provides for a new senior secured term loan facility in the aggregate principal amount of $40.0 million (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). In June 2021, we entered into an amendment to the Credit Agreement (the “First Amendment”) to, among other things, increase commitments under the Revolving Credit Facility to $35.0 million, and make certain other changes to certain covenants and definitions.  The amount available for borrowing under the Revolving Credit Facility is limited to a borrowing base, which is equal to the product of (a) 800% (which will automatically reduce to 350% on the date the Term Loan Facility is repaid in full), multiplied by (b) monthly Recurring Revenue for the most recently ended monthly period, multiplied by (c) the Retention Rate (in each case, as defined in the Credit Agreement).  The Revolving Credit Facility includes a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million, each of which reduces borrowing availability under the Revolving Credit Facility.

Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate determined for such day plus a margin of 3.50% (the Eurodollar rate is calculated based on the applicable LIBOR for U.S. dollar deposits, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding, provided that if the applicable LIBOR is no longer available or we and the administrative agent elect to transition to a new benchmark, the calculation of the Eurodollar rate will be subject to certain adjustments as described in the Credit Agreement), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). In addition to paying interest on the principal amounts outstanding under the Credit Facilities, we are required to pay a commitment fee under the Revolving Credit Facility on unused amounts at a rate of 0.25% per annum.  We are also required to pay customary letter of credit and agency fees.

We are required to prepay amounts outstanding under the Term Loan Facility with 100% of the net cash proceeds of any indebtedness incurred by us or any of our subsidiaries other than certain permitted indebtedness.  In addition, we are required to prepay amounts outstanding under the Credit Facilities with the net cash proceeds of any Asset Sale or Recovery Event (each as defined in the Credit Agreement), subject to certain limited reinvestment rights.

Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.  All voluntary prepayments (other than ABR loans borrowed under the Revolving Credit Facility) must be accompanied by accrued and unpaid interest on the principal amount being prepaid and customary “breakage” costs, if any, with respect to prepayments of Eurodollar loans.

The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (x) $250,000 for installments payable on March 31, 2021 through December 31, 2021, (y) $750,000 for installments payable on March 31, 2022 through December 31, 2022, and (z) $1.5 million for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Borrowings under the Revolving Credit Facility do not amortize and are due and payable on January 14, 2024.

Our obligations under the Credit Facilities are currently guaranteed by Kaltura Europe Limited, and are required to be guaranteed by all of our future direct and indirect subsidiaries other than certain excluded subsidiaries and immaterial foreign subsidiaries.  Our obligations and those of Kaltura Europe Limited are, and the obligations of any future guarantors are required to be, secured by a first priority lien on substantially all of our respective assets.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to:

•	create, issue, incur, assume, become liable in respect of or suffer to exist any debt or liens;

•	consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve, or dispose of all or substantially all of our or their respective property or business;

•	dispose of property or, in the case of our subsidiaries, issue or sell any shares of such subsidiary’s capital stock;

•	repay, prepay, redeem, purchase, retire or defease subordinated debt;

•	declare or pay dividends or make certain other restricted payments;

•	make certain investments;

•	enter into transactions with affiliates;

•	enter into new lines of business; and

•	make certain amendments to our or their respective organizational documents or certain material contracts.

The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month.  We were in compliance with these covenants as of June 30, 2021.  In addition, pursuant to the First Amendment, until the consummation of a qualified IPO, we were required to maintain, in lieu of the ARR covenant, a minimum amount of Adjusted EBITDA, measured on a trailing twelve-month basis, as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “Adjusted EBITDA Covenant”). Following the closing of the IPO, we are no longer required to comply with the Adjusted EBITDA Covenant.

The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and Change of Control events. “Change of Control” is defined as (a) any “person” or “group” (as defined in Sections 13(d) and 14(d) of the Exchange Act) becoming the beneficial owner of 40% or more of the ordinary voting power for the election of our directors, (b) during any 24-month period, a majority of the members of our board of directors ceasing to be composed of individuals (i) who were members thereof on the first day of such period, (ii) whose election or nomination thereto was approved by individuals referred to in the foregoing clause constituting at least a majority of such board, or (iii) whose election or nomination thereto was approved by individuals referred to in the foregoing clauses (i) and (ii) constituting at least a majority of such board; or (c) at any time, if we cease to own and control 100% of each class of outstanding capital stock of each guarantor free and clear of all liens (other than certain permitted liens).

As of June 30, 2021, following the effectiveness of the First Amendment to the Credit Agreement and our borrowing of an additional $12.5 million of debt under the Revolving Credit Facility in connection with such amendment, we had approximately $22.4 million of borrowings outstanding under the Revolving Credit Facility (net of $0.1 million of unamortized issuance costs) and approximately $12.5 million of additional borrowings available thereunder.

The foregoing summary describes the material provisions of our Credit Facilities, but may not contain all information that is important to you. We urge you to read the provisions of the Credit Agreement and the other agreements governing the Credit Facilities, which have been filed as exhibits to this Quarterly Report on Form 10-Q.

Initial public offering

On July 23, 2021, in connection with our IPO, we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, the underwriters in the IPO exercised in full their option to purchase an additional 2,250,000 shares of our common stock at the offering price of $10.00 per share. The transactions resulted in gross proceeds to us of approximately $155.4 million, after deducting the underwriting discount, commissions, and estimated offering expenses payable by us.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$(5,695)	$(3,188)
Net cash provided by (used in) investing activities	(2,290)	(654)
Net cash provided by (used in) financing activities	9,809	759
Net (decrease) increase in cash, cash equivalents, and restricted cash	1,824	(3,083)
Cash, cash equivalents, and restricted cash at beginning of period	28,355	27,144
Cash, cash equivalents and restricted cash at end of period	$30,179	$24,061

Operating Activities

Net cash flows used in operating activities increased by $2.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Net cash used in operating activities of $5.7 million for the six months ended June 30, 2021 was primarily due to $18.3 million in incremental net loss, adjusted for non-cash charges of $9.7 million, and net cash inflows of $2.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $9.2 million stock-based compensation expenses and $1.2 million of depreciation and amortization, partially offset by remeasurement of warrants to fair value of $1.8 million and loan forgiveness of $0.9 million. The main drivers of net cash inflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred revenue of $11.3 million and an aggregate increase in employee accruals and accrued expenses and other current liabilities of $7.2 million, partially offset by an increase in trade receivables of $6.6 million, a $6.6 million increase in deferred contract acquisition and fulfillment costs, a $1.9 million increase in prepaid expenses and other current assets, and an aggregate decrease of $0.5 million in trade payables and other liabilities, noncurrent, each as compared to the six months ended June 30, 2020.

Net cash used in operating activities of $3.2 million for the six months ended June 30, 2020 was primarily due to $16.0 million in incremental net loss, adjusted for non-cash charges of $14.0 million, and net cash outflows of $1.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $10.0 million in remeasurement of warrants to fair value, $2.1 million in depreciation expenses, and $1.8 million in stock-based compensation expenses. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $2.1 million, a $0.4 million decrease in trade payables, a $1.8 million increase in deferred contract acquisition and fulfillment costs, and an aggregate increase in trade receivables and prepaid expenses and other assets of $0.9 million, partially offset by an increase in accrued expenses and other current liabilities of $2.8 million and an aggregate increase of $1.2 million in employee accruals and other liabilities, noncurrent, each as compared to the six months ended June 30, 2020.

Investing Activities

Net cash flows used in investing activities increased by $1.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Net cash used in investing activities of $2.3 million for the six months ended June 30, 2021 was related to $1.3 million internal use software and $1.0 million in capital expenditures.

Net cash used in investing activities of $0.7 million for the six months ended June 30, 2020 was related to $0.6 million in capital expenditures and $0.4 million internal use software, partially offset by net cash acquired in a business combination of $0.4 million

Financing Activities

Net cash flows provided by financing activities increased by $9.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Net cash provided by financing activities of $9.8 million for the six months ended June 30, 2021 was primarily due to proceeds from long term loan loans of $42.0 million offset by $28.9 million loan repayments, deferred offering costs of $2.6 million, and principal payments of finance lease liabilities of $1.0 million.

Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2020 was primarily due to proceeds from long term loans, offset by $1.3 million principal payment of finance lease liabilities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating and finance leases, purchase obligations for contracts with third-party providers for use of cloud hosting and other services, and outstanding debt. There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2021 from the commitments and contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus, except for those described under Note 6 and Note 11 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Our critical accounting policies are discussed in Note 2 to the consolidated financial statements included in the Prospectus. There have been no significant changes to these policies for the six months ended June 30, 2021.

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in exchange rates, interest rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Foreign Currency and Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Our sales are mainly denominated in U.S. dollars and Euros. A significant portion of our operating costs are in Israel, consisting principally of salaries and related personnel expenses, and facility expenses, which are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS and Euros. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in NIS. We do not hedge against currency risk. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the six months ended June 30, 2021 of $5.1 million due to NIS and $2.3 million due to Euros.

Interest Rate Risk

As of June 30, 2021, we had outstanding floating rate debt obligations of $62.0 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million for the six months ended June 30, 2021.

Impact of Inflation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation has had a material effect on our historical results of operations and financial condition. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases or other corrective measures, and our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

In connection with the preparation of the consolidated financial statements included in the Prospectus, we concluded that there was a material weakness in our internal control over financial reporting. In particular, we concluded that we did not have effective controls over the estimation of fair value in connection with stock-based compensation expenses and re-measurement of liabilities in connection with warrants to purchase preferred and common stock. As a result, we restated our consolidated financial statements.

Remediation Activities

Management has been actively engaged in remediating the above-described material weakness since March of 2021. During the second quarter of 2021, we continued to evaluate and improve our controls over the estimation of fair value in connection with stock-based compensation and the re-measurement of liabilities in connection with warrants to purchase our preferred and common stock. We have also expanded the headcount of our internal team managing financial reporting and begun an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated July 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 22, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

Risks Related to Our Business and Industry

Our business and operations have experienced rapid growth, and if we do not appropriately manage this growth and any future growth, or if we are unable to improve our systems, processes and controls, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our offerings in recent periods, including in response to the COVID-19 pandemic, and we plan to make continued investments in the growth and expansion of our business and customer base. The growth and expansion of our business places a continuous and significant strain on our management, operational, financial, and other resources. In addition, as customers adopt our offerings for an increasing number of use cases, we have had to support more complex commercial relationships. In order to manage our growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our customer service and support capabilities, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner.

We may not be able to sustain the pace of improvements to our platform, products and solutions, or the development and introduction of new offerings, successfully, or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses, and earnings accurately, or to prevent losses.

As we continue to expand our business and operate as a public company, we may find it difficult to maintain our corporate culture while managing our employee growth. Any failure to manage our anticipated growth and related organizational changes in a manner that preserves our culture could negatively impact future growth and achievement of our business objectives. Additionally, our productivity and the quality of our offerings may be adversely affected if we do not integrate and train our new employees quickly and effectively. These challenges have been, and likely will continue to be, heightened due to the ongoing pandemic related to COVID-19 and its variants and the related stay-at-home, travel and other restrictions instituted by governments around the world. Failure to manage our growth to date and any future growth effectively could result in increased costs, negatively affect customer satisfaction, and adversely affect our business, financial condition, results of operations, and growth prospects.

Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our total revenue for the years ended December 31, 2019 and 2020 was $97.3 million and $120.4 million, respectively, representing an annual growth rate of 24%. Our total revenue for the six months ended June 30, 2020 and 2021 was $54.7 million and $79.3 million, respectively, representing year-over-year growth of 45%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:

•	attract new customers and maintain our relationships with, and increase revenue from, our existing customers;

•	provide excellent customer and end user experiences;

•	maintain the security and reliability of our platform, products and solutions;

•	introduce and grow adoption of our offerings in new markets outside the United States;

•	hire, integrate, train and retain skilled personnel;

•	adequately expand our sales force and distribution channels;

•	continually enhance and improve our platform, products and solutions, including the features, integrations and capabilities we offer, and develop or otherwise introduce new products and solutions;

•	obtain, maintain, protect and enforce intellectual property protection for our platform and technologies;

•	expand into new technologies, industries and use cases;

•	expand and maintain our partner ecosystem;

•	comply with existing and new applicable laws and regulations, including those related to data privacy and security;

•	price our offerings effectively and determine appropriate contract terms;

•	determine the most appropriate investments for our limited resources;

•	successfully compete against established companies and new market entrants; and

•	increase awareness of our brand on a global basis.

If we are unable to accomplish any of these objectives, our revenue growth will be impaired, and even if our revenue continues to increase, we expect that our revenue growth rate will decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our offerings, a failure by us to continue capitalizing on growth opportunities, the maturation of our business, and global economic downturns, among others. Additionally, it is difficult to estimate the extent to which our recent growth has benefited from the effects of the COVID-19 pandemic, which increased demand from new and existing customers across all of our offerings beginning in the second quarter of 2020 and contributed to an acceleration in our revenue growth when compared to prior periods. While market demand for our offerings was growing at a robust rate prior to the pandemic, we are unable to predict the duration, degree, or volatility of our recent or any future growth with any degree of certainty. If our growth rate declines as a result of this or any of the other factors described above, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

In addition, our rapid growth may make it difficult to evaluate our current business and future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries that may prevent us from achieving the objectives outlined above. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred losses in each year since our incorporation in 2006, including net losses of $15.6 million and $58.8 million in the years ended December 31, 2019 and 2020, respectively, and net losses of $16.0 million and $18.3 million during the six months ended June 30, 2020 and 2021, respectively. As a result, we had an accumulated deficit of $(281.6) million as of June 30, 2021. We intend to continue to expend substantial financial and other resources on, among other things:

•	growing our base of field sales representatives and customer success managers, introducing inside sales and self-serve offerings and distribution channels, and expanding our customer base;

•
extending our product leadership by investing in our Webinars and Meetings products, as well as our Virtual Classroom industry solution, our Virtual Events product, our TV Solution and other recently introduced offerings, as well as by developing new products, expanding our platform into additional industries and enhancing our Media Services offerings with additional core capabilities and technologies;

•	increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions;

•
augmenting our current offerings by increasing the breadth of our technology partnerships and exploring potential transactions that may enhance our capabilities or increase the scope of our technology footprint;

•	continuing to grow our international operations; and

•	general administration, including legal, accounting, and other expenses related to our transition to being a new public company.

These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In addition, to the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term. This will be particularly true as we acquire new customers for our Virtual Events product and TV Solution, which entail significant non-recurring up-front costs as compared to our other offerings, and because we expect to significantly increase our sales and marketing spend in anticipation of future revenue growth. If our revenue does not increase to offset the expected increases in our operating expenses, we will not achieve profitability in future periods and our net losses may increase. Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our platform, products or solutions, increasing competition, or any of the other factors discussed in this Risk Factors section. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the market price of our common stock to decline.

The ongoing COVID-19 outbreak could adversely affect our business, financial condition, and results of operations.

In December 2019, an outbreak of a novel coronavirus disease (“COVID-19”) was first identified and began to spread across the globe and, in March 2020, the World Health Organization declared it a pandemic. This contagious disease has spread across the globe and is impacting economic activity and financial markets worldwide, including countries in which our end users and customers are located, as well as the United States and Israel where we have business operations. As a result of the COVID-19 pandemic, government authorities around the world have ordered schools and businesses to close, imposed restrictions on non-essential activities and required people to remain at home while imposing significant restrictions on traveling and social gatherings.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, as well as government mandates, we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, our partners and the communities in which we operate, which could negatively impact our business. In the first quarter of 2020, we temporarily closed all of our offices and enabled our entire work force to work remotely. We also suspended all travel worldwide for our employees for non-essential business. In the second quarter of 2020, we reopened selected offices, however most of our employees continued to work remotely, a majority of whom continue to do so as of the date of this Quarterly Report on Form 10-Q. These changes could extend into future quarters.

While the pandemic related to COVID-19 and its variants has not had a material adverse impact on our operations through the date of this Quarterly Report on Form 10-Q, the impact of COVID-19 and its variants on our ability to attract, serve, retain, or upsell customers is inherently uncertain and depends on the duration, severity and potential resurgence of the outbreak and its impact on end users, customers, and the macroeconomic environment as a whole. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, continued limitations on travel and doing business in person may negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could adversely affect our business, financial condition and results of operations.

In addition, as a result of the increase in usage we experienced as a result of the pandemic, in the third quarter of 2020, we accelerated our existing plans to move from our own data centers to a public cloud infrastructure in order to provide required stability, reliability, scalability and elasticity. Though we do not believe our transition to a public cloud infrastructure will materially increase our cost of revenue over the long-term, our cost of revenue did increase in the third and fourth quarters of 2020, and we expect to incur additional costs related to this transition in 2021 as we continue the process of scaling our network infrastructure, which will exert downward pressure on our gross margin and results of operations. Our gross margin and results of operations have also been impacted by, and may continue to be impacted by, the increased usage of certain of our offerings, primarily in the education market, for which the terms of our customer agreements do not limit customer usage or increase pricing for usage above a certain amount. In addition, in connection with our transition to a public cloud infrastructure, we recorded a one-time expense during the third quarter of 2020 related to the abandonment of data center equipment.  We also experienced an initial period of unstable service during the first few months of this transition, causing us to fall below the service-level commitments in our customer agreements, which could negatively impact customer renewals and, as a result, our Net Dollar Retention Rate, in future periods.

Furthermore, the pandemic related to COVID-19 and its variants has disrupted and may continue to disrupt the operations of our customers and technology partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business, financial condition, and results of operations. Existing and potential customers may choose to reduce or delay technology investments in response to the pandemic related to COVID-19 and its variants, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. For example, as a result of COVID-19, we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, delays in new projects, and requests by some customers for extension of payment obligations, all of which adversely affect and could materially and adversely impact our business, financial condition, and results of operations in future periods. The pandemic related to COVID-19 and its variants has also resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. It is also possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the pandemic related to COVID-19 and its variants, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

It is not possible at this time to estimate the long-term impact that COVID-19 and its variants could have on our business, financial condition and results of operations as the impact will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 and its variants has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

The markets for our offerings are new and evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving market conditions.

The markets in which we operate are relatively new and rapidly evolving. Accordingly, it is difficult to predict customer adoption, renewals and demand, the entry of new competitive products, the success of existing competitive products, and the future growth rate, expansion, longevity, and size of the markets for our platform, products, and solutions. The expansion of these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with the technologies that we and others in our industry develop. If we or other companies in our industry experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including the demand for our offerings, may be negatively affected. If video products and solutions such as ours do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our offerings might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, we do not know whether recent trends, such as the increased utilization of cloud-based live and real-time video experiences as an alternative to in-person experiences, which has accelerated during the COVID-19 pandemic, will continue in the future.

Our results of operations are likely to fluctuate from quarter to quarter and year to year, which could adversely affect the trading price of our common stock.

Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue, have fluctuated from quarter to quarter and year to year in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new customers and increase revenue from our existing customers;

•	the loss of existing customers;

•	subscription renewals, and the timing and terms of such renewals;

•	fluctuations in customer usage from period to period, including as a result of seasonality in our customers’ underlying businesses, which create variability in our cost of revenue;

•	customer satisfaction with our products, solutions, platform capabilities and customer support;

•	mergers and acquisitions or other factors resulting in the consolidation of our customer base;

•	mix of our revenue;

•	our ability to gain new partners and retain existing partners;

•	fluctuations in stock-based compensation expense;

•	decisions by potential customers to purchase competing offerings or develop in-house technologies and solutions as alternatives to our offerings;

•	changes in the spending patterns of our customers;

•
the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in research and development, sales and marketing, and general and administrative resources;

•	our increasing reliance on a public cloud infrastructure, which will result in higher variable costs compared to our own data centers;

•	network outages;

•	developments or disputes concerning our intellectual property or proprietary rights, our platform, products or solutions, or third-party intellectual property or proprietary rights;

•	negative publicity about our company, our offerings or our partners, including as a result of actual or perceived breaches of, or failures relating to, privacy, data protection or data security;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	general economic, industry, and market conditions;

•
the impact of the ongoing pandemic related to COVID-19 and its variants, or any other pandemic, epidemic, outbreak of infectious disease or other global health crises on our business, the businesses of our customers and partners and general economic conditions;

•	the impact of political uncertainty or unrest;

•	changes in our pricing policies or those of our competitors;

•	fluctuations in the growth rate of the markets that our offerings address;

•	seasonality in the underlying businesses of our customers, including budgeting cycles, purchasing practices and usage patterns;

•	the business strengths or weakness of our customers;

•	our ability to collect timely on invoices or receivables;

•	the cost and potential outcomes of future litigation or other disputes;

•	future accounting pronouncements or changes in our accounting policies;

•	our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;

•	our ability to successfully expand our business in the United States and internationally;

•	fluctuations in the mix of on-premise and SaaS/PaaS deployments;

•	fluctuations in foreign currency exchange rates; and

•
the timing and success of new products and solutions introduced by us or our competitors, or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners.

In particular, our cost of revenue is generally higher in periods during which we acquire new customers for our Virtual Events product and TV Solution, which entail significantly higher up-front costs compared to our other offerings. Historically, we have also experienced seasonality in bookings and collections from customers within the education market, with a pattern of higher sales and new academic customers in the second and third quarters of the year as a result of school procurement periods, resulting in lower sequential sales and customer growth in other quarters of the year. We also experience increased usage by these customers during periods when school is in session, leading to higher cost of revenue during the first and fourth quarters of the year. Because the agreements for certain of our solutions do not limit usage or increase pricing for usage in excess of a specified amount, these additional costs may not result in a corresponding increase in revenue.

In addition, beginning in the second quarter of 2020, we experienced a significant increase in the usage of our offerings due to the COVID-19 pandemic. As a result of this usage and increased demand from our customers, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including the acceleration of our existing plans to move from our own data centers to a public cloud infrastructure. The transition to a public cloud infrastructure will also increase our variable costs, which may lead to higher overall costs, particularly in the near term as our usage scales.

The impact of one or more of the foregoing or other factors may cause our results of operations to vary significantly. Such fluctuations make forecasting more difficult and could cause us to fail to meet the expectations of investors and securities analysts, which could cause the trading price of our common stock to fall substantially, resulting in the loss of all or part of your investment, and subject us to costly lawsuits, including securities class action suits. Additionally, the rapid growth we have experienced in recent years may have masked the full effects of these seasonal factors on our business to date, and as such, these factors may have a greater effect on our results of operations in future periods.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could cause us to fail to timely and accurately report our financial results and result in restatements of our consolidated financial statements. As a consequence, stockholders could lose confidence in our financial reporting and our stock price could suffer.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Furthermore, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of our second annual report required to be filed with the SEC and our annual report for any fiscal year following such date that we are no longer an emerging growth company. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation of the consolidated financial statements included in the Prospectus, we concluded that there was a material weakness in our internal control over financial reporting. In particular, we concluded that we did not have effective controls over the estimation of fair value in connection with stock-based compensation expenses and re-measurement of liabilities in connection with warrants to purchase preferred and common stock. As a result, we restated our consolidated financial statements. For additional details, see Note 20 to our consolidated financial statements included in the Prospectus.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes-Oxley Act. Had we performed an evaluation and had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional material weaknesses may have been identified. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weakness.

Although we are in the process of remediating this material weakness, we have not yet been able to complete our remediation efforts. It will take additional time and expenditures to design, implement, and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts, and we cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future.  Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations.

If we fail to remediate this material weakness or identify new material weaknesses by the time we have to issue our first Section 404(a) assessment on the effectiveness of our internal control over financial reporting, we will not be able to conclude that our internal control over financial reporting is effective, which may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, we could be subject to litigation from investors and stockholders, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, our access to the capital markets may be restricted and the trading price of our common stock may suffer.

The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.

Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2019 and 2020, Vodafone accounted for approximately 12% of our revenue in each such year, and our top ten customers in the aggregate accounted for approximately 27% and 29% of our revenue in such years, respectively. For the six months ended June 30, 2020 and 2021, Vodafone accounted for approximately 13% and 9% of our revenue, respectively, and, for the six months ended June 30, 2021, Amazon accounted for approximately 10% of our revenue. Our top ten customers in the aggregate accounted for approximately 29% and 33% of our revenue in such periods, respectively.  Although the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons.  See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.”  We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

If we are not able to keep pace with technological and competitive developments and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected.

The markets in which we compete are characterized by rapid technological change, frequent introductions of new products, services, features and capabilities, and evolving industry standards and regulatory requirements. Our ability to grow our customer base and increase our revenue will depend in significant part on our ability to develop or otherwise introduce new products and solutions; develop or otherwise introduce new features, integrations, capabilities, and other enhancements to our existing offerings on a timely basis; and interoperate across an increasing range of devices, operating systems, and third-party applications. The success of any new products or solutions, or enhancements to our existing offerings, will depend on a number of factors including, but not limited to, the timeliness and effectiveness of our research and product development activities and go-to-market strategy, our ability to anticipate customer needs and achieve market acceptance, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with the product development process, and the availability of other newly developed products and technologies by our competitors.

In addition, in connection with our product development efforts, we may introduce significant changes to our existing products or solutions, or develop or otherwise introduce new and unproven products or solutions, including technologies with which we have little or no prior development or operating experience. These new products, solutions and updates may not perform as expected, may fail to engage our customer base or other end users of our products, or may otherwise create a lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our offerings until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. To keep pace with technological and competitive developments we have in the past invested, and may in the future invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that expand our offerings. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance. The short- and long-term impact of any major change to our offerings, or the introduction of new products or solutions, is particularly difficult to predict. If new or enhanced offerings fail to engage our customer base or other end users of our products, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may adversely affect our reputation and negatively affect our business in the short-term, long-term, or both. If we are unable to successfully enhance our existing offerings to meet evolving customer requirements, increase adoption and use cases of our offerings, develop, or otherwise introduce new products and solutions and quickly resolve security vulnerabilities or other errors or defects, or if our efforts in any of these areas are more expensive than we expect, our business, financial condition, and results of operations would be adversely affected.

If we do not maintain the interoperability of our offerings across devices, operating systems, and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions, our business, financial condition and results of operations may be adversely affected.

Our success depends in part on our ability to integrate our platform, products, and solutions with a variety of network, hardware and software platforms, and we need to continuously modify and enhance our offerings to adapt to changes in hardware, software, networking, browser and database technologies. Several of our competitors own, develop, operate, or distribute operating systems, application stores, cloud hosting services and other software applications, and/or have material business relationships with companies that own, develop, operate, or distribute operating systems, application stores, cloud hosting services and other software that our offerings rely on to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

Third-party products and services are constantly evolving, and we may not be able to modify our offerings to ensure their compatibility with those of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our offerings with their products or services, or exert strong business influence on our ability to, and terms on which we, operate and distribute our offerings. For example, certain of our offerings directly compete with several large technology companies that we rely on to ensure the interoperability of our offerings with their products or services. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our offerings or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely affect our business. Furthermore, any losses or shifts in the market position of the providers of these third-party products and services could require us to identify and develop integrations with new third-party technologies. Such changes could consume substantial resources and may not be effective. Any expansion into new geographies may also require us to integrate our offerings with new third-party technologies, products and services and invest in developing new relationships with these providers. If we are unable to respond to changes in a cost-effective manner, our offerings may become less marketable, less competitive, or obsolete, and our business, financial condition and results of operations may be negatively impacted.

In addition, a significant percentage of our customers choose to integrate our platform, products, and solutions with certain capabilities of third-party publishers and software providers using application programming interfaces, or APIs. The functionality and popularity of our platform, products and solutions depends, in part, on their ability to integrate with a wide variety of third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or eliminate our ability to use these third-party applications and software in conjunction with our offerings, which could negatively impact customer demand, our competitive position and adversely affect our business.

Further, we have created mobile applications and mobile versions of our offerings to respond to the increasing number of people who access the internet and cloud-based software applications through mobile devices, including smartphones and handheld tablets or laptop computers. If these mobile applications do not perform well, our business may suffer. We are also dependent on third-party application stores that may prevent us from timely updating our offerings, building new features, integrations, capabilities, or other enhancements, or charging for access. Certain of these companies are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our offerings, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our offerings less desirable or harder to access, for competitive reasons, which would also have a negative impact on our business.

A version of our Media Services is licensed to the public under an open source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights.

We make a version of our Media Services, Kaltura Community Edition (“Kaltura CE”), available to the public at no charge under an open source license, the Affero General Public License version 3.0 (“AGPL”). Although Kaltura CE does not include many widely used Kaltura applications, it can be used on a self-hosted basis as a standalone video platform. The AGPL grants licensees broad freedom to view, use, copy, modify, and redistribute the source code of Kaltura CE. Anyone can download a free copy of this version of our platform from the internet, and we neither know who all of our AGPL licensees are, nor have visibility into how Kaltura CE is being used by licensees, so our ability to detect violations of the open source license is extremely limited. Additionally, even if we become aware of any violations, open source licenses—including AGPL—have not been widely interpreted by courts, leading to uncertainty surrounding any ability to enforce such licenses.

The AGPL is a “copyleft” license, requiring that any redistribution by licensees of Kaltura CE, or any modifications or adaptations to Kaltura CE, be made pursuant to the AGPL as well. This leads some commercial enterprises to consider AGPL-licensed software to be unsuitable for commercial use. However, the AGPL would not prevent a commercial licensee from taking this open source version of our platform under AGPL and using it for internal purposes for free. AGPL also would not prevent a commercial licensee from taking this open source version of our platform under AGPL and using it to compete in our markets by providing it to others for free.

This competition can develop without the degree of overhead and lead time required by traditional proprietary software companies, due to the permissions allowed under AGPL. It is also possible for competitors to develop their own software based on Kaltura CE. Although this software would also need to be made available for free under the AGPL, it could reduce the demand for and put pricing pressure on our offerings. We cannot guarantee that we will be able to compete successfully against current and future competitors, some of which may have greater resources than we have, or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins, and loss of market share. Any of the foregoing could harm our business, financial condition, results of operations and cash flows.

The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition and results of operations could be harmed.

Our Video Experience Cloud consists of our Media Services offerings and multiple products and solutions, and we compete in each product or solution category as well as on the platform level as a whole. The market for our offerings is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	breadth and scale of products, solutions and Media Services;

•	ability to provide a cross-organization video platform with multiple interoperable video solutions;

•	ability to support converging experiences across live, real-time and on-demand video;

•	flexibility to build and support custom workflows using video technology;

•	ease of customization and integration with other products;

•	quality of service and customer satisfaction;

•	flexibility of deployment options;

•	ability to innovate quickly;

•	data capabilities, including advanced analytics and AI;

•	enterprise-grade reliability, security and scalability;

•	cost of implementation and ongoing use;

•	brand recognition; and

•	corporate culture.

Our key competitors vary based on market and industry, and include:

•	Microsoft/Azure Media Services, Amazon/AWS Media Services and Twilio for our Media Services;

•	Microsoft/Teams and Cisco (through their partnership with Vbrick) for Video Portal, Town Halls and Video Messaging;

•	Zoom, Cisco/Webex and Adobe/Connect for Meetings and Webinars;

•	Intrado and Hopin for Virtual Events;

•	Zoom, Microsoft/Teams and Cisco/Webex for our education solutions; and

•	Synamedia (formerly under Cisco), MediaKind (formerly under Ericsson) and Comcast Technology Solutions for our Media & Telecom Solution.

Additionally, we compete with home-grown, start-up, and open source technologies across the categories described above. With the rise in travel restrictions and shelter-in-place policies resulting from the COVID-19 pandemic, as well as the passage of time, the introduction of new technologies and the entrance of new market participants, competition has intensified, and we expect it to continue to intensify in the future. Established companies are also developing their own video platforms, products, and solutions within their own core product lines, and may continue to do so in the future. Established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. New competitors or alliances among competitors may emerge from time to time and rapidly acquire significant market share due to various factors such as their greater brand name recognition, larger existing user or customer base, consumer preferences for their offerings, a larger or more effective sales organization and greater financial, technical, marketing, and other resources and experience. Furthermore, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other larger technology companies in the future. Companies resulting from these potential consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.

Many of our competitors have, and some of our potential competitors may have, greater financial, technical, and other resources, longer operating histories, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings, larger and more mature intellectual property portfolios, more established relationships in the industry and with customers, lower cost structures and greater customer experience resources. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings, including through selling at zero or negative margins, product bundling, forced product migrations, auto-installation of applications, or closed technology platforms. Potential customers may also prefer to purchase from companies with which they have an existing relationship rather than a new supplier, regardless of product performance or features. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets. These competitive pressures in the markets in which we operate, or our failure to compete effectively, may result in price reductions, fewer customers, reduced revenue, gross profit and gross margins, increased net losses and loss of market share. Any failure to effectively address these factors could significantly and adversely affect our business, financial condition, and results of operations.

If we are unable to increase sales of our subscriptions to new customers, expand the offerings to which our existing customers subscribe, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be adversely affected.

Our success depends on our ability to sell our subscriptions to new customers and to expand within our existing customer base by selling subscriptions for additional offerings to our existing customers and expanding the value of existing customers’ subscriptions, and to do so in a cost-effective manner. Our ability to sell new subscriptions and expand the number and value of existing subscriptions depends on a number of factors, including the prices of our offerings and their functionality, the prices of products offered by our competitors, and the budgets of our customers. We serve customer needs with multiple tiers of subscriptions that differ based on product depth and functionality. We also offer an initial trial period for certain of our offerings. To the extent prospective customers utilize this trial period without becoming, or lead others not to become, paying customers, our expenses may increase as a result of associated hosting costs, and our ability to grow our business may be adversely affected. We also offer an open source version of our Media Services called Kaltura CE. Our open source version is intended to increase the visibility and familiarity of our platform among the developer communities. We invest in developers and developer communities through multiple channels, including the introduction of new open source projects. There is no guarantee that such events will translate into new customers, or that open source users will convert to paying subscribers.

In addition, a significant aspect of our sales and marketing focus is to expand deployments within existing customers. The rate at which our customers purchase subscriptions for additional offerings and expand the value of their existing subscriptions depends on a number of factors, including, among other things, customers’ level of satisfaction with our offerings and customer support, the nature and size of the deployments, the desire to address additional use cases, and the availability of, and customers’ awareness of and perceived need for, additional features, integrations, capabilities or other enhancements, as well as general economic conditions. If our customers do not recognize the potential of our offerings, our business would be materially and adversely affected.

If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition, and results of operations.

We expect to derive a significant portion of our revenue from renewals of existing subscriptions. Our customers have no contractual obligation to renew their subscriptions after the completion of their subscription term. Subscriptions for most of our offerings are offered on either an annual or multi-year basis. Our subscriptions also generally include committed usage amounts. As a result, we cannot provide assurance that customers will renew their subscriptions for a similar contract period or with the same or greater product depth, number of users, functionality or other terms that are equally or more economically beneficial to us, if they renew at all.

Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages, our product uptime or latency, the pricing of our offering in relation to competing offerings, additional new features, integrations, capabilities or other enhancements that we offer, updates to our products as a result of updates by technology partners, and customers or users no longer having a need for our offerings (including customers or users acquired during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic has subsided). Renewal rates may also be impacted by general economic conditions or other factors that reduce customers’ spending levels. For example, many educational institutions and other customers in the public sector depend substantially on government funding, and any general decrease, delay, or other change in the availability of such funding could cause current and prospective customers to decide not to renew their subscriptions or to reduce the scope of their subscriptions at the end of the applicable subscription term, any of which could cause us to lose customers and revenue. If our customers do not renew their subscriptions or renew on terms less economically favorable to us, our revenue may decline or grow less quickly than anticipated, which would adversely affect our business, financial condition, and results of operations.

We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations.

The majority of our revenues are derived from SaaS and PaaS subscriptions, and we recognize a significant portion of our subscription revenue over the term of the relevant subscription period. As a result, much of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter and will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods.

If we fail to meet contractual commitments under our customer agreements, we could be subject to contractual penalties, litigation, and other liabilities, and could experience an increase in contract terminations or decrease in contract renewals in future periods, which would lower our revenue, increase our costs, and otherwise adversely affect our business, financial condition and results of operations.

Our customer agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we may be contractually obligated to provide these customers with service credits, or customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions, either of which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied or refunds paid out. In addition, customer terminations or any reduction in renewals resulting from service-level failures could significantly affect both our current and future revenue. For example, during the third quarter of 2020, we experienced an initial period of service instability in connection with the acceleration of our existing plans to transition our technology to a public cloud infrastructure, causing us to fall below the service-level commitments in our customer agreements for the first few months of this transition. Though this did not result in a significant increase in customer terminations and we have not seen a material decrease in customer renewals to date, we cannot guarantee that we will not experience a material decrease in customer renewals in future periods as additional customers cycle through their subscription terms.

In addition, the agreements we enter into with our TV Solution customers typically provide for committed delivery schedules and milestones with which we are required to comply in connection with the deployment of our offerings. The deployment process for our TV Solution offerings is often complex, and our ability to comply with our obligations under these agreements depends on a variety of factors both within and outside of our control, including the timely performance of front-end software developers and other third-parties. If we fail to meet our committed delivery schedules and milestones, we could be subject to contractual penalties, including liquidated damages, as well as breach of contract claims, which could result in litigation and cause us to incur additional costs, including in the form of additional damages or settlement payments. Affected customers may also elect to terminate their agreements with us.

Furthermore, any service-level failures or failure to meet committed delivery schedules and milestones could also create negative publicity and damage our reputation, which may discourage prospective customers from adopting our offerings. In addition, if we modify the terms of our contractual commitments in future customer agreements in a manner customers perceive to be unfavorable, demand for our offerings could be reduced. The occurrence of these or any of the events discussed above could have a significant adverse effect on our business, financial condition, results of operations and cash flow, as well as our ability to grow our business.

We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support.

We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Russia and Belarus. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, and sanctions by the United States and the European Union (“EU”) against Russia could have an adverse impact on our third-party software development in Russia and Belarus. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and, as a result, our competitive position or our results of operations could suffer.

We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously and adversely affect our business, financial condition, and results of operations. Although we have entered into employment offer letters with our key personnel, their employment is for no specific duration and constitutes at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products.

Our future performance also depends on the continued services and continuing contributions of our senior management team, which includes Ron Yekutiel, our co-founder and Chief Executive Officer, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of our senior management team, particularly our Chief Executive Officer, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations.

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel, as well as high employee attrition. There is currently a high demand for experienced software industry personnel, particularly for engineering, research and development, sales, and support positions, and we may not be successful in attracting, integrating, and retaining qualified personnel to fulfill our current and future needs. This intense competition has resulted in increasing wages, especially in Israel, where most of our research and development positions are located, and in New York, where our headquarters is located, which may make it more difficult for us to attract and retain qualified personnel, as many of the companies against which we compete for personnel have greater financial resources than we do. These competitors may also actively seek to hire our existing personnel away from us, even if such employee has entered into a non-compete agreement. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s confidential information or other intellectual property, taking into account, among other things, the employee’s tenure, position, and the degree to which the non-compete undertaking limits the employee’s freedom of occupation. We may not be able to make such a demonstration. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged their former employers’ proprietary or other confidential information or incorporated such information into our products, which could include claims that such former employers therefore own or otherwise have rights to their inventions or other work product developed while employed by us.

In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us and could lead to employee attrition. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business, financial condition, results of operations and growth prospects could be adversely affected.

If we are not able to maintain and enhance awareness of our brand, especially among developers and IT operators, our business, financial condition, and results of operations may be adversely affected.

We believe that developing and maintaining widespread awareness of our brand, especially with developers and IT operators, is critical to achieving widespread acceptance of our platform, products and solutions and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract and retain users and customers necessary to realize a sufficient return on our brand-building efforts, and may fail to achieve the widespread brand awareness that is critical for broad customer adoption of our offerings.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could adversely affect our business.

We believe that our corporate culture, which is based on openness, flexibility, and collaboration, has been and will continue to be a key contributor to our success. We expect to continue to hire aggressively as we expand. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. The growth and expansion of our business and our transition from a private company to a public company may result in changes to our corporate culture, which could adversely affect our business, including our ability to recruit and retain qualified personnel.

Our failure to offer high quality customer support would have an adverse effect on our business, reputation, and results of operations.

Our customers depend on our customer success managers to resolve issues and realize the full benefits relating to our platform, products, and solutions. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education, our ability to renew subscriptions with, or sell subscriptions for additional offerings to, existing customers, or expand the value of existing customers’ subscriptions, would be adversely affected and our reputation with potential customers could be damaged. In addition, most of our existing customers are large enterprises with complex information technology environments and, as a result, require significant levels of support. If we fail to meet the requirements of these customers, it may be more difficult to grow sales or maintain our relationships with them.

Additionally, while growing our base of customer success managers is a key component of our growth strategy, it can take several months to recruit, hire, and train qualified engineering-level customer support employees, and we may not be able to hire such resources fast enough to keep up with demand. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our platform, products, and solutions, will be adversely affected. Any failure by us to provide and maintain high-quality customer support services would have an adverse effect on our business, reputation, and results of operations.

The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our offerings.

Our ability to increase our customer base and achieve broader market acceptance of our platform, products and solutions will depend to a significant extent on our ability to expand our sales and marketing operations. As part of our growth strategy, we plan to continue to invest in growing our base of field sales representatives. If we are unable to hire a sufficient number of qualified sales personnel in the near term, our business and growth prospects will be adversely impacted. Identifying and recruiting qualified sales representatives and training them is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time. We also plan to continue to dedicate significant resources to our marketing programs. All of these efforts will require us to invest significant financial and other resources. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. In addition, because we rely primarily on a direct sales model, our customer acquisition costs are higher than those of organizations that rely primarily on a self-service model, which may limit our ability to cut costs in response to changing economic and competitive conditions.

In addition to our direct sales force, we also leverage reseller relationships to help market and sell our offerings to customers around the world, particularly in areas in which we have a limited presence. Though we expect that we will need to maintain and expand our network of resellers as we continue to expand our presence in international markets, these relationships subject us to certain risks. Our resellers may prioritize selling their own offerings that compete with ours, or one of our competitors may be effective in causing a reseller or potential reseller to favor that competitor’s offerings or otherwise prevent or reduce sales of our offerings. In addition, recruiting and retaining qualified resellers and training them in our technology and offerings requires significant time and resources. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investing in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively market and sell our offerings.

In addition, though most of our sales are, and have historically been, made through our direct sales organization, we recently launched the option to purchase certain of our offerings directly from our website, which we believe will allow us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market. This self-service model requires us to incur selling and marketing expenses often prior to generating corresponding revenue. We cannot guarantee, however, that this model will succeed in generating revenue in excess of the corresponding selling and marketing expenses, or that it will be effective in helping us achieve our other objectives, any of which would adversely affect our business, financial condition, and results of operations.

The sales prices of our offerings may change, which may reduce our revenue and gross profit and adversely affect our financial results.

The sales prices for our offerings may be subject to change for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products, promotional programs, general economic conditions, or our marketing, user acquisition and technology costs and, as a result, we anticipate that we will need to change our pricing model from time to time. In the past, including in connection with the COVID-19 pandemic, we have sometimes adjusted our prices for individual customers in certain situations, and expect to continue to do so in the future. Moreover, demand for our offerings is price-sensitive. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide for free. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new customers or grow and retain our customer base based on our historical pricing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and resellers are willing to pay in those countries and regions. As we develop and introduce new offerings, as well as features, integrations, capabilities, and other enhancements, we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract customers in response to competitive or other pressures. Any decrease in the sales prices for our products, without a corresponding decrease in costs, increase in volume or increase in revenue from our other offerings, would adversely affect our revenue and gross profit. This is particularly true with respect to our Virtual Events product and TV Solution, which generally entail significantly higher up-front costs compared to our other offerings. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations.

We expect our revenue mix to vary over time due to a number of factors. Our gross margins and results of operations could be negatively impacted by changes in revenue mix and costs resulting from any number of factors, including entry into new markets; growth in lower margin markets, such as the markets for our Virtual Events product and TV Solution, and the timing and aggregate usage of our solutions by such customers; entry into markets with different pricing and cost structures; increased usage of certain products and solutions that we offer to customers without usage caps; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.

Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new large customers and increasing sales to our existing customers, which are primarily large organizations. The length of our sales cycle, from initial contact with a prospective customer to subscribing to one or more of our offerings, can vary substantially from customer to customer for a number of reasons, including deal complexity (particularly for customers that purchase our TV Solutions), setup time and our customers’ needs to satisfy their own internal requirements and processes. As a result, it can be difficult to predict exactly when, or even if, we will make a sale to a potential customer, or when and if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. Because a substantial proportion of our expenses are relatively fixed in the short-term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the market price of our common stock to decline.

Our international operations and expansion expose us to risk.

Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2019 and 2020, we generated approximately 44% and 43% of our revenue, respectively, from customers outside the United States and, for the six months ended June 30, 2020 and 2021, we generated approximately 43% and 41% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations will become increasingly global as our business continues to grow. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:

•	unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;

•
different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	exposure to many evolving stringent and potentially inconsistent laws and regulations relating to privacy, data protection, and information security, particularly in the European Union;

•	changes in a specific country’s or region’s political or economic conditions;

•
risks resulting from the ongoing pandemic related to COVID-19 and its variants, or any other pandemic, epidemic, or outbreak of infectious disease, including uncertainty regarding what measures the U.S. or foreign governments will take in response;

•	risks resulting from changes in currency exchange rates;

•
challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in maintaining our corporate culture with a dispersed workforce;

•
risks relating to the implementation of exchange controls, including restrictions promulgated by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and other similar trade protection regulations and measures in the United States or in other jurisdictions;

•	reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;

•	slower than anticipated availability and adoption of cloud infrastructures by international businesses, which would increase our on-premise deployments;

•	limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;

•	potential changes in laws, regulations, and costs affecting our U.K. operations and personnel due to Brexit;

•	limited or unfavorable—including greater difficulty in enforcing—intellectual property protection; and

•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions.

If we are unable to address these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.

If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be adversely affected.

Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international customers that we target and to successfully navigate the risks inherent in operating a business internationally, as discussed above. While we will need to invest significant resources in such expansion, it is possible that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. In addition, we currently leverage reseller relationships to assist with marketing and selling our offerings, particularly in jurisdictions in which we have a limited presence. If we are unable to identify resellers or other partners or negotiate favorable terms, our international growth may be limited or more costly than we anticipate.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars and in euros. A portion of the cost of revenue, research and development, selling and marketing and general and administrative expenses of our Israeli operations are incurred in New Israeli Shekel (“NIS”). As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the NIS appreciates against the U.S. dollar or the euro, or if the value of the NIS declines against the U.S. dollar or the euro, at a time when the rate of inflation in the cost of Israeli goods and services exceeds the rate of decline in the relative value of the NIS, then the U.S. dollar-denominated cost of our operations in Israel would increase and our results of operations could be materially and adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of depreciation (if any) of the NIS against the U.S. dollar or the euro, and our ability to hedge our exposure to currency exchange rate fluctuations may be limited.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.

Additionally, we rely on certain partners to provide technical support services to certain of our government entity customers to resolve any issues relating to our products. If our partners do not effectively assist our government entity customers in deploying our products, succeed in helping our government entity customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products to new and existing government entity customers would be adversely affected and our reputation could be damaged.

Government entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.

If we are unable to consummate acquisitions at our historical rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks.

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and enter into other strategic transactions and relationships in the ordinary course. Our ability to grow our revenues, earnings, and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions, investments and other strategic transactions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions, investments and other strategic transactions may result in higher purchase prices or other terms less economically favorable to us. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate these transactions on acceptable terms or at all.

In addition, even if we are able to consummate acquisitions and enter into other strategic transactions and relationships, these transactions and relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could negatively affect our growth rate and the trading price of our common stock, and may have a material adverse effect on our business, financial condition and results of operations:

•
Any business, technology, product, or solution that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business or deploy any such technology, product, or solution profitably.

•
We may incur or assume significant debt in connection with our acquisitions and other strategic transactions and relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.

•
Acquisitions and other strategic transactions and relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.

•
Acquisitions and other strategic transactions and relationships could create demands on our management, operational resources, and financial and internal control systems that we are unable to effectively address.

•	We could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.

•	We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition or other strategic transaction or relationship.

•
We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position and/or cause us to fail to meet our public financial reporting obligations.

•
In connection with acquisitions and other strategic transactions and relationships, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results.

•
As a result of our acquisitions, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges.

•
We may have interests that diverge from those of our strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

•
Investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.

Risks Related to Information Technology, Intellectual Property and Data Security and Privacy

A real or perceived bug, defect, security vulnerability, error, or other performance failure involving our platform, products or solutions could cause us to lose revenue, damage our reputation, and expose us to liability.

Our platform, products and solutions are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain bugs, defects, security vulnerabilities, errors, or other performance failures, especially when first introduced, or otherwise not perform as intended. Any such bug, defect, security vulnerability, error, or other performance failure could cause damage to our reputation, loss of customers or revenue, order cancellations, service terminations, and lack of market acceptance of our offerings. As the use of our offerings among new and existing customers expands, particularly to more sensitive, secure, or mission critical uses, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our offerings fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. Despite our efforts, such corrections may take longer to develop and release than we or our customers anticipate and expect.

Any limitation of liability provision contained in an agreement with a customer, user, third-party vendor, service provider, or partner may not be enforceable, adequate or effective as a result of existing or future applicable law or judicial decisions, and may not function to limit our liability arising from regulatory enforcement or other specific circumstances. The sale and support of our offerings entail the risk of liability claims, which could be substantial in light of the use of our offerings in enterprise-wide environments. In addition, our insurance against any such liability may not be adequate to cover a potential claim, and may be subject to exclusions, or subject us to the risk that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals, increase our fees or deductibles or impose co-insurance requirements. Any such bugs, defects, security vulnerabilities, errors, or other performance failures in our platform, products or solutions, including as a result of denial of claims by our insurer or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities.

Our business platform, products and solutions involve the collection, storage, processing, transmission, and other use of data, including certain confidential, sensitive, and personal information. Any security breach, data loss, or other compromise, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. If our security measures are breached as a result of third-party action, employee error or negligence, a defect or bug in our offerings or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to any data, including our confidential, sensitive, or personal information or the confidential, sensitive, or personal information of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability, including under applicable data privacy and security laws and regulations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Further, we could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, or other services.

In addition, we do not directly control content that our customers store or use in our products. If our customers use our products for the transmission or storage of personal, confidential, sensitive, or other information about individuals and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information about individuals. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until after they have been launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative and mitigating measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access or disruption. Any of the foregoing could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

Incorrect implementation or use of, or our customers’ failure to update, our software could result in customer dissatisfaction and negatively affect our business, financial condition, results of operations and growth prospects.

Our platform, products and solutions are often operated in large-scale, complex information technology environments. Our customers require training and experience in the proper use of, and the benefits that can be derived from, our offerings in order to maximize their potential. If users of our offerings do not implement, use, or update them correctly or as intended, actual or perceived inadequate performance and/or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of, or our customers’ failure to update, our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction and negative publicity, which may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business, financial condition, results of operations and growth prospects.

Insufficient investment in, or interruptions or performance problems associated with, our technology and infrastructure, including in connection with our ongoing transition to a public cloud infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.

Customers of our offerings need to be able to access our platform at any time, without interruption or degradation of performance.  As a result of the increase in usage we experienced as a result of the COVID-19 pandemic, in the third quarter of 2020, we accelerated our existing plans to move from our own data centers to a public cloud infrastructure with the goal of providing improved stability, reliability, scalability and elasticity for our offerings. This transition is complex and time-consuming and involves risks inherent in the conversion to a new system, including potential loss of information and disruption to our normal operations. We may discover deficiencies in our design, implementation or maintenance of our new cloud-based systems that could adversely affect our business, financial condition, and results of operations.  For example, we experienced an initial period of unstable service during the first few months of this transition, causing us to fall below the service-level commitments in our customer agreements. Though service has since stabilized, we cannot guarantee that we will not experience similar instability in the future.  Furthermore, we cannot yet know the ultimate impact of this or any similar future event on our customer relationships, and it is possible customers may be less inclined to renew their subscriptions following the expiration of their current terms.

In addition, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions and any changes in their product offerings. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, computer viruses, malware, systems failures or other technical malfunctions, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, protests or riots, and other similar events beyond our control could negatively affect our cloud-based offerings. It is also possible that our customers and regulators would seek to hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability in investigating such an incident and responding to any claims, investigations, or proceedings made or initiated by those customers, regulators, and other third parties. We may not be able to recover a material portion of such liabilities from any of our third-party cloud providers. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Moreover, our insurance may not be adequate to cover such liability and may be subject to exclusions. Any of the above circumstances or events may adversely affect our business, financial condition, and results of operations.

In addition, our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud, denial-of-service, or other security attacks. Our use and distribution of open source software may increase this risk, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities or bugs. If our website is unavailable or our customers are unable to order subscriptions or services or download our offerings within a reasonable period of time or at all, our business could be adversely affected. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features, integrations, capabilities, and other enhancements for our offerings. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be adversely affected.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to our providers’ facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud-based offerings for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations. Upon the termination or expiration of such service agreements, we cannot guarantee that adequate third-party hosting services will be available to us on commercially acceptable terms or within adequate timelines from the same or different hosting services providers or at all.

We also rely on cloud technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, and lead generation management services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our products and supporting our customers could be impaired, and our ability to generate and manage sales leads could be weakened until equivalent services are identified, obtained, and implemented. Even if such services are available, we may not be able to identify, obtain and implement such services in time to avoid disruption to our business, and such services may only be available on a more costly basis or otherwise less favorable terms. Any of the foregoing could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

Failure to protect our proprietary technology, or to obtain, maintain, protect, and enforce sufficiently broad intellectual property rights therein, could substantially harm our business, financial condition and results of operations.

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how, and brand. We rely on a combination of trademarks, copyrights, patents, trade secret laws, contractual restrictions, and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, we make a version of our Media Services, Kaltura CE, available to the public at no charge under an open source license, contribute other source code to open source projects under open source licenses, and release internal software projects under open source licenses, and anticipate continuing to do so in the future. Because the source code for Kaltura CE and any other software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to monetize and protect our intellectual property rights with respect to such source code may be limited or, in some cases, lost entirely. Our competitors or other third parties could access such source code and use it to create software and service offerings that compete with ours. While software can, in some cases, be protected under copyright law, in order to bring a copyright infringement lawsuit in the United States, the copyright must first be registered. We have chosen not to register any copyrights, and rely on trade secret protection in addition to unregistered copyrights to protect our proprietary software. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

Further, the steps we take to protect our intellectual property and proprietary rights may be inadequate. We may not be able to register our intellectual property rights in all jurisdictions where we conduct or anticipate conducting business, and may experience conflicts with third parties who contest our applications to register our intellectual property. Even if registered or issued, we cannot guarantee that our trademarks, patents, copyrights or other intellectual property or proprietary rights will be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We will not be able to protect our intellectual property and proprietary rights if we are unable to enforce our rights or if we do not detect infringement, misappropriation, dilution or other unauthorized use or violation thereof. If we fail to defend and protect our intellectual property rights adequately, our competitors and other third parties may gain access to our proprietary technology, information and know-how, reverse-engineer our software, and infringe upon or dilute the value of our brand, and our business may be harmed. In addition, obtaining, maintaining, defending, and enforcing our intellectual property rights might entail significant expense. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, may be designed around by our competitors, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, dilute, or diminish the value of our trademarks and other proprietary rights. Additionally, our trademarks may be opposed, otherwise challenged or declared invalid, unenforceable or generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks, which we need in order to build name recognition with customers. If third parties succeed in registering or developing common law rights in such trademarks and we are not successful in challenging such third-party rights, or if our trademark rights are successfully challenged, we may not be able to use our trademarks to commercialize our products in certain relevant jurisdictions.

Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we continue to expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, diluting, misappropriating or otherwise violating our intellectual property rights.

We have devoted substantial resources to the development of our technology, business operations and business plans. We attempt to protect our intellectual property and proprietary information, including trade secrets, by implementing administrative, technical, and physical practices, including source code access controls, to secure our proprietary information. We also seek to enter into confidentiality, non-compete, proprietary, and inventions assignment agreements with our employees, consultants, and contractors, and enter into confidentiality agreements with other parties, such as licensees and customers. However, such agreements may not be self-executing, and there can be no guarantee that all applicable parties have executed such agreements. No assurance can be given that these practices or agreements will be effective in controlling access to and distribution of our proprietary information, or in providing adequate remedies in the event of unauthorized access or distribution, especially in certain states and countries, including Israel, Russia, and Belarus, that are less willing to enforce such agreements or otherwise provide protection for trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and in such cases we would not be able to assert trade secret rights against such parties. We also employ individuals who were previously employed at other companies in our field, and our efforts to ensure that such individuals do not use the proprietary information or know-how of others in their work for us may not prevent others from claiming that we or our employees or independent contractors have used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against any such claims. If we are unsuccessful in defending against any such claims, we may be liable for damages or prevented from using certain intellectual property, which in turn could materially adversely affect our business, financial condition, or results of operations; even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.

In order to protect our intellectual property and proprietary rights and to monitor for and take action against any infringement, misappropriation or other violations thereof, we may be required to spend significant resources. Litigation may be necessary to enforce and protect our trade secrets and other intellectual property and proprietary rights, which could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity, and enforceability of such rights. Our inability to protect our proprietary technology or our brand against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings or impair their functionality, delay introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We could incur substantial costs and otherwise suffer harm as a result of any claim of infringement, misappropriation or other violation of another party’s intellectual property or proprietary rights.

In recent years, there has been significant litigation involving patents and other intellectual property and proprietary rights in the software industry. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims, as we may not be able credibly to threaten patent infringement counter-claims. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Even a large patent portfolio may not serve as a deterrent to litigation by certain third parties, some of whose sole or primary business is to assert patent claims and some of whom have sent letters to and/or filed suit alleging infringement against us or some of our customers. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party claiming that our offerings infringe, misappropriate, or violate their rights, the litigation could be expensive and could divert management attention and resources away from our core business operations. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using offerings that incorporate or are otherwise covered by the intellectual property rights that we allegedly infringe, misappropriate, or otherwise violate;

•	make substantial payments for legal fees, settlement payments or other costs or damages, including potentially treble damages if we are found liable for willful infringement;

•
obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all, may be non-exclusive and thereby allow our competitors and other parties access to the same technology, and may require the payment of substantial licensing, royalty, or other fees; or

•	redesign the allegedly infringing offerings to avoid infringement, misappropriation, or other violation, which could be costly, time-consuming, or impossible.

If we are required to make substantial payments or undertake or suffer any of the other actions and consequences noted above as a result of any intellectual property infringement, misappropriation or violation claims against us or any obligation to indemnify our customers for such claims, such payments, actions, and consequences could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees and consultants, which could result in litigation and would adversely affect our business.

A significant portion of our intellectual property has been developed by our employees and consultants in the course of their engagement with us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment relationship with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement stating otherwise. The Patent Law also provides that absent an agreement providing otherwise, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patent Law. Although we generally seek to enter into assignment-of-invention agreements with our employees and consultants pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we cannot guarantee that all such agreements are self-executing or have been entered into by all applicable individuals. Even when such agreements include provisions regarding the assignment and waiver of rights to additional compensation in respect of inventions created within the course of their employment or consulting relationship with us, including in respect of service inventions, we cannot guarantee that such provisions will be upheld by Israeli courts, as a result of uncertainty under Israeli law with respect to the efficacy of such provisions. We may face claims demanding remuneration in consideration for assigned inventions, which could require us to pay additional remuneration or royalties to our current and former employees and consultants, or be forced to litigate such claims, which could negatively affect our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could adversely affect our business, financial condition, and results of operations. Although we normally seek to contractually limit our liability with respect to such indemnity obligations, we do not and may not in the future have a cap on our liability in certain agreements, which could result in substantial liability. Substantial indemnity payments under such agreements could harm our business, financial condition, and results of operations. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers, and other parties, and could harm our reputation, business, financial condition, and results of operations.

Our use of open source software could negatively affect our ability to sell our offerings and subject us to possible litigation.

Our offerings incorporate open source software, and we expect to continue to incorporate open source software in our offerings in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. Some open source licenses may subject us to certain requirements, including requirements that we offer additional portions of our solutions for reduced or no cost, that we make publicly available at no charge the source code for modifications or derivative works we create based upon, incorporating, linking to or using the open source software (which could include valuable proprietary code), and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our offerings that contain the open source software and required to comply with onerous conditions or restrictions on these offerings, which could disrupt the distribution and sale of these offerings. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our platform, products, and solutions, which may not be available on reasonable terms or at all, and to re-engineer our offerings or discontinue the sale of our offerings in the event re-engineering cannot be accomplished on a timely basis or at all.

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

We receive, collect, store, process, transfer, and otherwise use personally identifiable and other sensitive information about individuals and other data relating to users of our offerings, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personally identifiable and other sensitive information about individuals. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal, and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, process, transfer, and otherwise use user data or develop new services and features.

If we are found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features, integrations, or other capabilities of our offerings. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. In addition, if a breach of data security were to occur or be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we were to discover any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois, and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Various U.S. federal privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Family Educational Rights and Privacy Act, the Children’s Online Privacy Protection Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, injunctions and other consequences, loss of trust by our users, and a material and adverse impact on our reputation and business.

In addition, the data protection landscape in the EU is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the European Economic Area to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU also states that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

Additionally, the GDPR greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states a governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data.

Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users.

Further, in March 2017, the United Kingdom formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The United Kingdom ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR (“U.K. GDPR”), effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Beginning in 2021 when the transitional period following Brexit expired, we are required to comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including, for example, how data transfers between EU member states and the United Kingdom will be treated and the role of the United Kingdom’s Information Commissioner’s Office following the end of the transitional period. These changes could lead to additional costs and increase our overall risk exposure.

In addition, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups, or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

We rely on software and services licensed from other parties. The loss of software or services from third parties could increase our costs and limit the features available in our platform, products, and solutions.

Components of our offerings include various types of software and services licensed from unaffiliated parties. If any of the software or services we license from others or functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms, we would be required to either redesign the offerings that include such software or services to function with software or services available from other parties or develop these components ourselves, which we may not be able to do without incurring increased costs, experiencing delays in our product launches and the release of new offerings, or at all. Furthermore, we might be forced to temporarily limit the features available in our current or future products and solutions. If we fail to maintain or renegotiate any of these software or service licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents.  We and our customers may also be subject to suits by parties claiming infringement, misappropriation or other violation of third-party intellectual property or proprietary rights due to the reliance by our solutions on such third-party software and services, such third-party software and services may contain bugs or other errors that cause our own offerings to malfunction, and our agreements with such third parties may not contain any, or adequate, warranties, indemnities or other protective provisions on our behalf. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to our Debt, Liquidity and Capitalization

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business.

Historically, we have funded our operations and capital expenditures primarily through net cash provided by operating activities, equity issuances and borrowings under our long-term debt arrangements. Although we currently anticipate that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our platform, products, or solutions;

•	continue to expand our research and development and sales and marketing organizations;

•	acquire complementary technologies, products, or businesses;

•	expand operations in the United States or internationally;

•	hire, train, and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could adversely affect our business, financial condition and results of operations, and our ability to execute our growth strategy.

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of June 30, 2021, following the effectiveness of the First Amendment to our Credit Agreement (which, among other things, increased commitments under the Revolving Credit Facility to $35.0 million) and our borrowing of an additional $12.5 million of debt under the Revolving Credit Facility in connection with such amendment, we had approximately $22.4 million of borrowings outstanding under the Revolving Credit Facility (net of $0.1 million of unamortized issuance costs) and approximately $12.5 million of additional borrowings available thereunder. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. Our indebtedness could have important consequences, including:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;

•
a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	certain of our borrowings are at variable rates of interest, exposing us to the risk of increased interest rates;

•	our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and

•	we may be vulnerable during a downturn in general economic conditions or in our business, or may be unable to carry on capital spending that is important to our growth.

In addition, the agreement governing our Credit Facilities contains, and any agreements evidencing or governing other future indebtedness may also contain, certain restrictive covenants that limit or otherwise restrict our ability, among other things, to:

•	create, issue, incur, assume, become liable in respect of or suffer to exist any debt or liens;

•	consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve, or dispose of all or substantially all of our or their respective property or business;

•	dispose of property or, in the case of our subsidiaries, issue or sell any shares of such subsidiary’s capital stock;

•	repay, prepay, redeem, purchase, retire, or defease subordinated debt;

•	declare or pay dividends or make certain other restricted payments;

•	make certain investments;

•	enter into transactions with affiliates;

•	enter into new lines of business; and

•	make certain amendments to our or their respective organizational documents or certain material contracts.

The agreement governing our Credit Facilities also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting requirements, as described elsewhere in this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. We may not be able to generate sufficient recurring revenue or cash flow or maintain sufficient liquidity to meet the financial covenants or pay the principal and interest under our Credit Facilities when required. If we fail to make payments under our Credit Facilities or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Facilities to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under our Credit Facilities. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Risks Related to Other Legal, Regulatory and Tax Matters

Legal, political, and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability to international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, financial condition, and results of operations.

In connection with Brexit, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things.  Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments and the continued uncertainty regarding the terms of the relationship between the United Kingdom and the European Union post-Brexit have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, tax and customs laws, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and transport laws could increase the costs of doing business in the United Kingdom and depress economic activity. Additionally, the need to comply with any applicable regulatory changes will likely increase costs for us and our existing and potential customers located in the United Kingdom, which could negatively affect demand for our offerings and the ability of customers to make payments under their agreements with us. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

We are subject to various governmental export control, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the Israeli Control of Products and Services Decree (Engagement in Encryption), 5735-1974, and the Israeli Law of Regulation of Security Exports, 5767-2007, and our activities may be subject to trade and economic sanctions, including those administered by OFAC (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end users, as well as for certain end uses. Further, our offerings that incorporate encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.

While we have procedures in place designed to ensure our compliance with Trade Controls, we cannot guarantee that these procedures will be successfully followed, and failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our offerings are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our offerings or the ability of our customers or end users to implement our offerings in those countries. Changes in our offerings or changes in export and import regulations in such countries may create delays in the introduction of our offerings into international markets, prevent our end-customers with international operations from deploying our offerings globally or, in some cases, prevent or delay the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export to or sell our offerings in international markets could adversely affect our business, financial condition and results of operations, and our ability to execute our growth strategy.

Changes in laws and regulations related to the internet, changes in the internet infrastructure itself, or increases in the cost of internet connectivity and network access may diminish the demand for our offerings and could harm our business.

The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for our offerings, increase our cost of doing business, and adversely affect our results of operations. Changes in these laws or regulations could require us to modify our offerings, or certain aspects of our offerings, in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based products such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Further, our platform depends on the quality of our customers’ and end users’ access to the internet.

On June 11, 2018, the repeal of the Federal Communications Commission’s (the “FCC”), “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations.

As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our customers and end users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our customers and end users rely on, even for a short period of time, could adversely affect our business, financial condition, and results of operations. In addition, the performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our offerings could decline.

Internet access is frequently provided by companies that have significant market power and the ability to take actions that degrade, disrupt, or increase the cost of user access to our offerings. As demand for online media increases, there can be no assurance that internet and network service providers will continue to price their network access services on reasonable terms. The distribution of online media requires delivery of digital content files and providers of network access and distribution may change their business models and increase their prices significantly, which could slow the widespread adoption of such services. We could incur greater operating expenses and our customer acquisition and retention could be negatively impacted if network operators:

•	implement usage-based pricing;

•	discount pricing for competitive products;

•	otherwise materially change their pricing rates or schemes;

•	charge us to deliver our traffic at certain levels or at all;

•	throttle traffic based on its source or type;

•	implement bandwidth caps or other usage restrictions; or

•	otherwise try to monetize or control access to their networks.

In order for our services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of digital media files. We have limited or no control over the extent to which any of these circumstances may occur, and if network access or distribution prices rise, our business, financial condition and results of operations would likely be adversely affected.

Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed through our offerings.

We rely on our customers to secure the rights to redistribute content over the internet, and we do not screen the content that is distributed through our offerings. There is no assurance that our customers have licensed all rights necessary for distribution, including internet distribution. Other parties may claim certain rights in the content of our customers.

In the event that our customers do not have the necessary distribution rights related to content, we may be required to cease distributing such content, or we may be subject to lawsuits and claims of damages for infringement of such rights. If these claims arise with frequency, the likelihood of our business being adversely affected would rise significantly. In some cases, we may have rights to indemnification or claims against our customers if they do not have appropriate distribution rights related to specific content items, however there is no assurance that we would be successful in any such claim.

We do not screen the content that is distributed through our offerings. Content may be distributed through our platform that is illegal or unlawful under international, federal, state, or local laws or the laws of other countries. We may face lawsuits, claims or even criminal charges for such distribution, and we may be subject to civil, regulatory, or criminal sanctions and damages for such distribution. Any such claims or investigations could adversely affect our business, financial condition, and results of operations.

Actions by governments to restrict access to our offerings in their countries or to require us to disclose or provide access to information in our possession could harm our business, financial condition, and results of operations.

Our business depends on the ability of our customers and end users to access the internet, and our offerings could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to, or certain features of, our offerings in their countries, or impose other restrictions that may affect the availability of our offerings, or certain features of our offerings, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including Amazon Web Services (which is one of our cloud hosting providers), making it very difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to our offerings if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant law, our offerings could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our offerings is restricted, in whole or in part, in one or more countries, or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to add new customers or renew or expand the value of our existing customers’ subscriptions may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Criminal Law, 5737-1977, the Israeli Prohibition on Money Laundering Law, 5760–2000 and other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We sometimes leverage third parties to sell our offerings and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot assure you that our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business operations, our risks under these laws are likely to increase.

Any actual or alleged violation of the FCPA or other applicable anti-bribery, anti-corruption or anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, any of which would adversely affect our reputation, as well as our business, financial condition, results of operations and growth prospects. Responding to any investigation or action would likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements.

We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our operating results could be significantly affected.

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to taxation in several countries, including the United States and Israel; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws, including the U.S. federal tax legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by changes in tax laws in various jurisdictions.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

The tax laws applicable to our business, including the laws of the United States, Israel, and other jurisdictions, are subject to interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and adversely affect our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition, and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would adversely affect our results of operations.

Based on our current corporate structure, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.

We could be required to collect additional sales, use, value added, digital services or other similar taxes or be subject to other liabilities that may increase the costs our clients would have to pay for our offerings and adversely affect our results of operations.

We collect sales, value added and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States has ruled that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. As a result, U.S. states and local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions, even if we have no physical presence in that jurisdiction. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion that we should have been or should currently be collecting additional sales, use, value added, digital services or other similar taxes in a particular jurisdiction could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise adversely affect our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $217.5 million and U.S. state net operating loss carryforwards of approximately $122.5 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause us to become an income tax payer earlier than we would become otherwise if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Future changes in our stock ownership could result in an ownership change that subjects us to limitations on our ability to utilize net operating loss forwards to offset future income. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. Also, any available net operating loss carryforwards would have value only to the extent there is income in the future against which such net operating loss carryforwards may be offset. For these reasons, we may not be able to realize a tax benefit from the use of our net operating loss carryforwards, whether or not we attain profitability. We have recorded a full valuation allowance related to our carryforwards due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Operations in Israel

Political, economic and military conditions in Israel could materially and adversely affect our business.

We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of June 30, 2021, we had 436 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our common stock. An escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and our business.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could adversely affect our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition, or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

Israel’s most recent general elections were held on April 9, 2019, September 17, 2019, March 2, 2020, and March 23, 2021. Uncertainty surrounding future elections and/or the results of such elections in Israel may continue and the political situation in Israel may further deteriorate. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

Certain tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

Some of our operations in Israel may entitle us to certain tax benefits under the Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. If we do not meet the requirements for maintaining these benefits, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate, which is set at 23% in 2020 and thereafter. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we have already received, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Preferred Enterprise” is entitled to may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefits programs.

Risks Related to Ownership of our Common Stock

The market price for our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased your shares.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including:

•	actual or anticipated changes or fluctuations in our results of operations;

•	the guidance we may provide to analysts and investors from time to time, and any changes in, or our failure to perform in line with, such guidance;

•	announcements by us or our competitors of new offerings or new or terminated contracts, commercial relationships, or capital commitments;

•	industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	future sales or expected future sales of our common stock;

•	investor perceptions of us and the industries in which we operate;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•
failure of industry or financial analysts to maintain coverage of us, the issuance of new or updated reports or recommendations by any analysts who follow our company, or our failure to meet the expectations of investors;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, other companies in our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or proprietary rights or our solutions, or third-party intellectual or proprietary rights;

•	announced or completed acquisitions of businesses or technologies, or other strategic transactions by us or our competitors;

•	actual or perceived breaches of, or failures relating to, privacy, data protection or data security;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	actual or anticipated changes in our management or our board of directors;

•	general economic conditions and slow or negative growth of our target markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Furthermore, the stock market has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

An active public trading market may not develop or be sustained.

An active public trading market for our common stock may not develop or, if developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The market price of our common stock may decline and you may not be able to resell your shares of our common stock at or above the price at which you purchased your shares, or at all. The lack of an active trading market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Our principal stockholders continue to have significant influence over us.

Our principal stockholders each holding more than 5% of our outstanding common stock collectively beneficially own approximately 57.8% of our outstanding common stock immediately following our IPO. These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation, or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

Future sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of August 11, 2021, we had 126,489,472 shares of our common stock outstanding, including the 17,250,000 shares of common stock we sold in connection with the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Substantially all of the remaining shares are currently restricted as a result of securities laws or restrictions in market stand-off provisions or lock-up agreements entered into in connection with the IPO (which may be waived at any time, with or without notice, by Goldman Sachs & Co. LLC and BofA Securities, Inc.) The lock-up period, which we expect will expire 150 days after the date of the IPO, has a potential partial release date following the 60th day after the date of the IPO. If the last reported closing price of our common stock on the Nasdaq Global Select Market is at least 30% greater than the initial public offering price per share in the IPO for at least 10 trading days out of any 15 consecutive trading day period ending on or after the 60th day after the date of the IPO (the last trading day of such 15 trading day period, the “Early Release Determination Date”), the terms of the lock-up agreement to which any holder of our capital stock is subject will expire at the opening of trading three trading days after the Early Release Determination Date with respect to 20% of the aggregate number of shares of common stock and shares of common stock underlying securities convertible into, or exchangeable or exercisable for, common stock held, as of the date of the IPO, by such holder for which all vesting conditions are satisfied as of the Early Release Determination Date. We expect that all shares of common stock subject to a lock-up agreement and not released pursuant to this partial release will otherwise be released 150 days after the date of the IPO and will be able to be sold unless held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.

In addition, following the expiration of the lock-up period described above, holders of an aggregate of approximately 100,552,064 shares of our common stock, based on the number of shares outstanding as of August 11, 2021 will be entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our Investors’ Rights Agreement. We also intend to register the offer and sale of all common stock that we may issue from time to time under our equity compensation plans. Once we register these shares, they will be freely tradable in the public market, subject to the volume limitations under Rule 144 of the Securities Act in the case of our affiliates and the lock-up agreements or market stand-off provisions referred to above.

The market price of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse, including in the event of a partial release under the lock-up agreement, when we register the sale of our stockholders’ remaining shares of our common stock, or if there is an expectation that such a lapse of resale restrictions or registration of shares will occur. A decline in the trading price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may impair your ability to sell shares of our common stock at a price higher than the price you paid for them or at all.

Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise.

We have 873,510,528 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of August 11, 2021. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of June 30, 2021, we had 31,488,683 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.89 per share, 16,038,448 of which were vested as of such date, and 190,989 additional shares of our common stock reserved for future issuance under our equity plans that were established prior to the IPO. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our board of directors have the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of our company, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our Certificate of Incorporation and Bylaws contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors, including transactions in which stockholders might otherwise receive a premium for their shares. Among others, our Certificate of Incorporation and Bylaws include the following provisions:

•
the delegation to our board of directors of the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by any such expansion or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;

•
the division of our board of directors into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•	a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;

•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•	no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;

•	directors will only be able to be removed for cause and only by the affirmative vote of two-thirds of the then outstanding voting power of our capital stock;

•	certain amendments to our Certificate of Incorporation and Bylaws will require the approval of two-thirds of the then outstanding voting power of our capital stock;

•
the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, will be required for stockholders to amend or adopt any provision of our Bylaws; and

•
the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders, which could be used to significantly dilute the ownership and voting rights of a hostile acquirer.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition, as a Delaware corporation, we are also subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which prevents stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.

Any provision of our Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed by investors as discouraging future takeover attempts or other transactions that may be in the best interests of our stockholders or that may otherwise enable them to obtain a greater return on their investment, which may impair your ability to sell shares of our common stock at a price greater than the price you paid for them or at all.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or other agents to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws (as either may be amended and/or restated), or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine. Under our Certificate of Incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, Exchange Act, or the rules and regulations thereunder. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or other agents, which may discourage such lawsuits against us and our directors, officers, employees, and other agents. Alternatively, if a court were to find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.

Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Certificate of Incorporation, to the fullest extent permitted from time to time by Delaware law, renounces any interest or expectancy that we otherwise would have in, and all rights to be offered an opportunity to participate in, any business opportunity that from time to time may be presented to any director or stockholder who is not employed by us or our subsidiaries (each such person, an “exempt person”). In addition, to the fullest extent permitted by law, if an exempt person acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or himself or its or his affiliates or for us or our subsidiaries, such exempt person will have no duty to communicate or offer such transaction or business opportunity to us or any of our subsidiaries and such exempt person may take any such opportunity for themselves or offer it to another person or entity.

As a result, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors, or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business and growth prospects.

Our management team has limited experience managing a public company, and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

As a public company listed in the United States, we will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

Most members of our management team have little experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue-generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage our transition into a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations.

Additionally, as a public company, we may from time to time be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activity ensues, we may be required to incur additional costs to retain the services of professional advisors, management time and attention will be diverted from our core business operations, and perceived uncertainties as to our future direction, strategy or leadership may cause us to lose potential business opportunities and impair our brand and reputation, any of which could materially and adversely affect our business, financial condition, and results of operations.

In addition to increasing our legal and financial compliance costs, the additional rules and regulations described above might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of our senior management team.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” These provisions include, among other exemptions, that:

•	we are required to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;

•	we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
we are not required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and

•
we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the closing of our IPO or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if (i) we have $1.07 billion or more in annual revenue in any fiscal year, (ii) the market value of our common stock held by non-affiliates is at least $700 million as of the end of our most recently completed second fiscal quarter, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. We have elected to take advantage of certain of the reduced reporting and other obligations described above  and intend to take advantage of reduced reporting requirements in the future for so long as we are able to do so. The JOBS Act also permits an emerging growth company like us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

We do not anticipate paying dividends on our common stock in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our available funds and any future earnings for use in the operation and expansion of our business and the repayment of outstanding debt. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on, among other things, our business prospects, financial condition, results of operations, current and anticipated cash needs and availability, industry trends and other factors that our board of directors may consider to be relevant. Furthermore, because we are a holding company, our ability to pay dividends on our common stock will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries. In addition, our ability to pay cash dividends is currently restricted by the terms of the agreement governing our Credit Facilities. Our ability to pay cash dividends on our common stock in the future may also be limited by the terms of any preferred securities we may issue or financial and other covenants in any instruments or agreements governing any additional indebtedness we may incur in the future. Consequently, investors who purchase shares of our common stock may be unable to realize a return on their investment except by selling sell such shares after price appreciation, which may never occur. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.

General Risk Factors

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, the ongoing pandemic related to COVID-19 and its variants, any other pandemic, epidemic or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.

The estimates of market opportunity and forecasts of market growth included in the Prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth included in the Prospectus may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Quarterly Report on Form 10-Q.

In addition, the variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offerings or generate any particular level of revenue for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecasted in the Prospectus, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in the Prospectus should not be taken as indicative of our future growth.

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our common stock, the market price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, the market price of our common stock would likely decline. In addition, the share prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance they have publicly announced or the expectations of analysts and investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause the market price or trading volume of our common stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Use of Proceeds

On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. Goldman Sachs & Co. LLC (“GS”) and BofA Securities, Inc. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. We raised net proceeds to us of $155.4 million, after deducting the underwriting discount of $10.5 million and offering expenses of $5.0 million. As described in the Prospectus, we made a cash payment to an affiliate of GS in the amount of $1.6 million in connection with the closing of the IPO, pursuant to the terms of our Certificate of Incorporation in effect immediately prior to the IPO and the warrant to purchase shares of our common stock held by such affiliate. No other payments, including for expenses related to the IPO, were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
4.7	Warrant to Purchase Shares of Common Stock, dated as of March 26, 2020, issued by Kaltura, Inc. to Zarom Holding Limited, as amended	S-1/A	333-253699	4.7	03/23/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*          Filed herewith.
**        Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALTURA, INC.

Date: August 19, 2021	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)