Form 10-Q
period 2021-09-30
KALTURA INC
filed 2021-11-04
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☒      No ☐

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

Yes ☐      No ☒

As of October 28, 2021, there were 126,874,443 shares of the registrant’s common stock, par value $0.0001, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)	F - 1
	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited)	F - 2 - F - 3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	F - 4
	Consolidated Statement of Changes in Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for three and nine months ended September 30, 2021 and 2020 (unaudited)	F - 5 - F - 8
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	F -9 - F - 10
	Notes to Unaudited Consolidated Interim Financial Statements (unaudited)	F - 11 - F - 35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures	77
Item 5.	Other Information	77
Item 6.	Exhibits	78
Signatures		79

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KALTURA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	September 30, 2021	December 31, 2020 (as restated)
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,740	$27,711
Trade receivables	24,190	17,134
Prepaid expenses and other current assets	7,826	2,769
Deferred contract acquisition and fulfillment costs, current	8,702	5,848

Total current assets	220,458	53,462

NON-CURRENT ASSETS
Property and equipment, net	8,243	4,147
Other assets, noncurrent	2,371	3,564
Deferred contract acquisition and fulfillment costs, noncurrent	23,202	15,876
Intangible assets, net	2,127	2,835
Goodwill	11,070	11,070

Total non-current assets	47,013	37,492

TOTAL ASSETS	$267,471	$90,954

LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term loans	$2,295	$1,000
Current portion of long-term lease liabilities	525	1,738
Trade payables	4,418	5,045
Employees and payroll accruals	20,540	16,275
Accrued expenses and other current liabilities	17,212	11,251
Deferred revenue	63,014	47,685

Total current liabilities	108,004	82,994

NON-CURRENT LIABILITIES
Deferred revenue, noncurrent	1,750	1,858
Long-term loans, net of current portion	58,992	47,160
Other liabilities, noncurrent	2,386	2,706
Warrants to purchase preferred and common stock	-	56,780

Total non-current liabilities	63,128	108,504

TOTAL LIABILITIES	$171,132	$191,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share data)

	September 30, 2021	December 31, 2020 (as restated)
	(Unaudited)

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Convertible preferred stock, $0.0001 par value per share, 0 and 1,043,778 shares authorized, issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; aggregate liquidation preference of 0 and $1,921 as of September 30, 2021, and December 31, 2020, respectively;	-	1,921
Redeemable convertible preferred stock, $0.0001 par value per share, 0 and 15,968,831 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 0 and 15,779,322 issued and outstanding as of September 30, 2021, and December 31, 2020, respectively; aggregate liquidation preference of 0 and $185,425 as of September 30, 2021, and December 31, 2020, respectively;	-	158,191

Total mezzanine equity	-	160,112

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 20,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value per share, 1,000,000,000 and 157,500,000 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 134,261,190 and 33,153,112 shares issued as of September 30, 2021 and December 31, 2020, respectively; 126,576,000 and 25,467,922 shares outstanding as of September 30, 2021 and December 31, 2020, respectively;	13	2
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of September 30, 2021 and December 31, 2020	(4,881)	(4,881)
Additional paid-in capital	407,915	8,388
Receivables on account of stock	-	(882)
Accumulated deficit	(306,708)	(263,283)

Total stockholders’ equity (deficit)	96,339	(260,656)

TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY (DEFICIT)	$267,471	$90,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except for share data)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(Unaudited)

Revenue:

Subscription	$37,675	$26,888	$106,483	$75,061
Professional services	5,309	3,720	15,817	10,202

Total revenue	42,984	30,608	122,300	85,263

Cost of revenue:

Subscription	9,629	7,700	29,524	19,736
Professional services	5,538	4,814	16,847	13,982

Total cost of revenue	15,167	12,514	46,371	33,718

Gross profit	27,817	18,094	75,929	51,545

Operating expenses:

Research and development	12,363	7,275	35,050	20,543
Sales and marketing	11,257	6,651	31,942	21,451
General and administrative	10,070	8,579	27,457	16,762
Other operating expenses	-	-	1,724	-

Total operating expenses	33,690	22,505	96,173	58,756

Operating loss	5,873	4,411	20,244	7,211

Financial expenses, net	17,780	1,525	18,432	12,809

Loss before provision for income taxes	23,653	5,936	38,676	20,020
Provision for income taxes	1,497	498	4,749	2,404

Net loss	25,150	6,434	43,425	22,424

Preferred stock accretion	-	3,107	6,672	8,716
Redemption of redeemable convertible preferred stock, upon initial public offering	1,569	-	1,569	-

Net loss attributable to common stockholders	$26,719	$9,541	$51,666	$31,140

Net loss per share attributable to common stockholders, basic and diluted	$0.26	$0.38	$1.00	$1.26

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common stockholders	102,938,814	25,217,473	51,647,683	24,790,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	capital	deficit	equity (deficit)

Balance at July 1, 2021	1,043,778	$1,921	15,806,333	$159,340	25,794,262	$2		7,685,190	$(4,881)	$17,838	$(281,558)	$(268,599)

Accretion of redeemable convertible preferred stock	-	-	-	1,569	-	-		-	-	(1,569)	-	(1,569)
Redemption of redeemable convertible preferred stock upon initial public offering	-	-	-	(1,569)	-	-		-	-	-	-	-
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8		-	-	161,253	-	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	17,250,000	2		-	-	155,596	-	155,598
Conversion of warrants to common stock upon initial public offering	-	-	-	-	7,067,699	1		-	-	70,676	-	70,677
Stock-based compensation expenses	-	-	-	-	-	-		-	-	3,736	-	3,736
Issuance of common shares upon exercise of stock options	-	-	-	-	201,097	*	)	-	-	385	-	385
Net loss	-	-	-	-	-	-		-	-	-	(25,150)	(25,150)

Balance at September 30, 2021 (unaudited)	-	$-	-	$-	126,576,000	$13		7,685,190	$(4,881)	$407,915	$(306,708)	$96,339

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account	Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	of stock	capital	deficit	deficit

Balance at July 1, 2020	1,043,778	$1,921	15,779,322	$158,191	25,194,253	$2		7,685,190	$(4,881)	$(882)	$1,759	$(220,510)	$(224,512)

Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	1,033	-	1,033
Issuance of common shares upon exercise of stock options	-	-	-	-	42,043	*	)	-	-	-	37	-	37
Net loss	-	-	-	-	-	-		-	-	-	-	(6,434)	(6,434)

Balance at September 30, 2020 (unaudited)	1,043,778	$1,921	15,779,322	$158,191	25,236,296	$2		7,685,190	$(4,881)	$(882)	$2,829	$(226,944)	$(229,876)

*) Represents an amount lower than $ 1

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Number	Amount	Number	Amount	Number	Amount		Number	Amount

Balance at January 1, 2021	1,043,778	$1,921	15,779,322	$158,191	25,467,922	$2		7,685,190	$(4,881)	$(882)	$8,388	$(263,283)	$(260,656)

Issuance of preferred stock upon exercise of warrants	-	-	27,011	1,149	-	-		-	-	-	-	-	-
Loan forgiveness	-	-	-	-	-	-		-	-	882	-	-	882
Accretion of redeemable convertible preferred stock	-	-	-	1,569	-	-		-	-	-	(1,569)	-	(1,569)
Redemption of redeemable convertible preferred stock upon initial public offering	-	-	-	(1,569)	-	-		-	-	-	-	-	-
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8		-	-	-	161,253	-	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	17,250,000	2		-	-	-	155,596	-	155,598
Conversion of warrants to common stock upon initial public offering	-	-	-	-	7,067,699	1		-	-	-	70,676	-	70,677
Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	12,910	-	12,910
Issuance of common shares upon exercise of stock options	-	-	-	-	527,437	*	)	-	-	-	661	-	661
Net loss	-	-	-	-	-	-		-	-	-		(43,425)	(43,425)

Balance at September 30, 2021 (unaudited)	-	$-	-	$-	126,576,000	$13		7,685,190	$(4,881)	$-	$407,915	$(306,708)	96,339

*)       Represents an amount lower than $1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Convertible Preferred stock		Redeemable Convertible Preferred stock		Common stock			Treasury stock		Receivables on account	Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	of stock	capital	deficit	deficit

Balance at January 1, 2020	1,043,778	$1,921	15,779,322	$155,550	22,959,969	$2		7,685,190	$(4,881)	$(882)	$-	$(204,520)	$(210,281)

Stock-based compensation expenses	-	-	-	-	-	-		-	-	-	2,829	-	2,829
Issuance of common shares upon exercise of stock options	-	-	-	-	1,049,812	*	)	-	-	-	63	-	63
Issuance of common shares upon business combination	-	-	-	-	1,226,515	*	)	-	-	-	2,578	-	2,578
Accretion of redeemable convertible preferred stock	-	-	-	2,641	-	-		-	-	-	(2,641)	-	(2,641)
Net loss	-	-	-	-	-	-		-	-	-	-	(22,424)	(22,424)

Balance at September 30, 2020 (unaudited)	1,043,778	$1,921	15,779,322	$158,191	25,236,296	$2		7,685,190	$(4,881)	$(882)	$2,829	$(226,944)	$(229,876)

*) Represent an amount lower than $ 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:

Net loss	$(43,425)	$(22,424)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and abandonment costs	1,795	7,146
Stock-based compensation expenses	12,910	2,829
Amortization of deferred contract acquisition and fulfillment costs	5,082	2,988
Change in valuation of warrants to purchase preferred and common stock	15,046	10,034
Non-cash interest expenses	267	104
Non-cash expenses with respect to stockholders’ loans	882	-
Gain on sale of property and equipment	(757)	-
Changes in operating assets and liabilities:
Increase in trade receivables	(7,055)	(8,561)
Decrease (increase) in prepaid expenses and other current assets and other assets, noncurrent	(4,937)	196
Increase in deferred contract acquisition and fulfillment costs	(15,262)	(7,934)
Increase in trade payables	849	104
Increase in accrued expenses and other current liabilities	4,055	3,654
Increase in employees and payroll accruals	4,265	4,149
Increase (decrease) in other liabilities, noncurrent	(306)	458
Increase in deferred revenue	15,221	8,977

Net cash provided by (used in) operating activities	(11,370)	1,720

Cash flows from investing activities:

Net cash acquired in business combination	-	383
Purchases of property and equipment	(1,580)	(708)
Proceeds from sale of property and equipment	642	-
Capitalized internal-use software	(2,753)	(1,255)
Purchase of intangible assets	(79)	(89)

Net cash used in investing activities	(3,770)	(1,669)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	160,425	-
Payment related to the conversion of Series F redeemable convertible preferred stock upon initial public offering	(1,569)	-
Proceeds from long term loans, net of debt issuance cost	41,915	2,000
Repayment of long-term loans	(29,083)	-
Principal payments on finance leases	(1,329)	(1,842)
Proceeds from exercise of options by employees	661	63
Payment of deferred offering costs	(4,087)	-

Net cash provided by financing activities	166,933	221

Increase in cash, cash equivalents and restricted cash	151,793	272
Cash, cash equivalents and restricted cash at the beginning of the period	28,355	27,144

Cash, cash equivalents and restricted cash at the end of the period	$180,148	$27,416

Non-cash transactions:

Purchase and sale of property and equipment, internal-use software, and intangible asset in credit	$814	$75

Issuance of common shares and warrant with respect to business combination	$-	$3,799

Conversion of warrants to common stock upon initial public offering	$70,677	$-

Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	$161,261	$-

Unpaid deferred offering costs	$626	$-

KALTURA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2021	2020
	Unaudited
Supplemental disclosure of cash flow information:

Cash paid for income taxes, net	$(1,446)	$(765)

Cash paid for interest	$(1,938)	$(2,938)

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

Cash and cash equivalents	$179,740	$26,808
Restricted cash included in other assets, non-current	408	608

Total cash, cash equivalents, and restricted cash	$180,148	$27,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Initial Public Offering

On July 23, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 15,000,000 shares of its common stock at an offering price of $10.00 per share. On August 6, 2021, the underwriters of the IPO exercised in full their option to purchase 2,250,000 additional shares of common stock at the offering price of $10.00 per share. The Company received net proceeds of $155,598 after deducting underwriting discounts and commissions of $12,075, and other issuance costs of $4,827.

Immediately prior to the closing of the IPO, all convertible and redeemable convertible preferred shares then outstanding automatically converted into 76,262,942 shares of common stock and warrants to purchase preferred and common stock were automatically converted into 7,067,699 shares of common stock.

Pursuant to the terms of a certain warrant to purchase common stock (the “Series F Warrant”), and in the case of the Series F redeemable convertible preferred stock, of the Certificate of Incorporation (as in effect immediately prior to the IPO), the Company was required to make certain cash payments to SSIG (Special Situations Investing Group II, LLC, an affiliate of Goldman Sachs & Co. LLC) if the initial public offering price per share at which shares of the common stock were sold (the “Actual IPO Price”) was less than the price per share used to calculate the number of shares issuable upon the automatic cashless exercise of the Series F Warrant or the conversion of the Series F convertible and redeemable preferred stock, as the case may be (the “Estimated Price”). Accordingly, because the Actual IPO Price was less than the Estimated Price, the Company was required to make a cash payment to SSIG in the amount of $1,569 in connection with the closing of the IPO, and it made such payment in July 2021.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the Company’s consolidated results of operations, change of convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or any other future interim or annual period.

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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of September 30, 2021.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and its variants that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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

The majority of the Company’s cash, and cash equivalents and restricted cash are invested with major banks in the United States, Israel, and the United Kingdom. Such investments in the United States may be in excess of insured limits and they are not insured in other jurisdictions. In general, these investments may be redeemed upon demand and therefore bear minimal risk.

The Company’s trade receivables are geographically dispersed and derived from sales to customers mainly in the United States, Europe, and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation, and account monitoring procedures.

Major customer data as a percentage of total revenues:

The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021		2020
	(unaudited)

Customer A (M&T)	10.76%	10.53%	*	%	12.05%

*)	Represents an amount that is lower than 10% of the Company’s total revenue.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Significant Accounting Policies and Estimates

There were no material changes to the significant accounting policies and estimates during the nine months ended September 30, 2021.

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

In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which defers the effective date of ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company expects its assets and liabilities to increase in connection with the recording of right-of-use assets and lease liabilities upon adoption of this standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS

a.	The following table presents disaggregated revenue by category:

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue
Three months ended September 30, 2021 (unaudited)

Subscription	$27,952	91.9%	$9,723	77.3%
Professional services	2,458	8.1%	2,851	22.7%

	$30,410	100%	$12,574	100%

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue
Three months ended September 30, 2020 (unaudited)

Subscription	$19,765	94.1%	$7,123	74.1%
Professional services	1,236	5.9%	2,484	25.9%

	$21,001	100%	$9,607	100%

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Nine months ended September 30, 2021 (unaudited)

Subscription	$79,120	89.9%	$27,363	79.7%
Professional services	8,846	10.1%	6,971	20.3%

	$87,966	100%	$34,334	100%

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Nine months ended September 30, 2020 (unaudited)

Subscription	$53,288	94.9%	$21,773	74.8%
Professional services	2,881	5.1%	7,321	25.2%

	$56,169	100%	$29,094	100%

b.	The following table summarizes revenue by region based on the billing address of customers:

	Three months ended September 30, (unaudited)
	2021		2020
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$25,061	58.3%	$17,653	57.7%
Europe, the Middle East and Africa ("EMEA")	13,482	31.4%	9,485	31.0%
Other	4,441	10.3%	3,470	11.3%

	$42,984	100%	$30,608	100%

	Nine months ended September 30, (unaudited)
	2021		2020
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$72,087	58.9%	$48,567	56.9%
EMEA	37,485	30.7%	26,907	31.6%
Other	12,728	10.4%	9,789	11.5%

	$122,300	100%	$85,263	100%

c.	Remaining Performance Obligations:

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $162,316 which consists of both billed consideration in the amount of $64,764 and unbilled consideration in the amount of $97,552 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 63% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

d.	Costs to Obtain a Contract:

The following table represents a rollforward of costs to obtain a contract

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)

Beginning balance	$23,507	$10,938	$17,683	$9,015
Additions to deferred contract acquisition costs during the period	5,049	3,975	13,551	7,370
Amortization of deferred contract acquisition costs	(1,643)	(840)	(4,321)	(2,312)

Ending balance	$26,913	$14,073	$26,913	$14,073

Deferred contract acquisition costs, current	$7,346	$3,850	$7,346	$3,850
Deferred contract acquisition costs, noncurrent	19,567	10,223	19,567	10,223

Total deferred costs to obtain a contract	$26,913	$14,073	$26,913	$14,073

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 3:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

e.	Costs to Fulfill a Contract:

The following table represents a rollforward of costs to fulfill a contract:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)

Beginning balance	$4,771	$3,839	$4,041	$3,993
Additions to deferred costs to fulfill a contract during the period	492	266	1,711	564
Amortization of deferred costs to fulfill a contract	(272)	(224)	(761)	(676)

Ending balance	$4,991	$3,881	$4,991	$3,881

Deferred fulfillment costs, current	$1,356	$974	$1,356	$974
Deferred fulfillment costs, noncurrent	3,635	2,907	3,635	2,907

Total deferred costs to fulfill a contract	$4,991	$3,881	$4,991	$3,881

NOTE 4:	FAIR VALUE MEASUREMENT

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

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 4:	FAIR VALUE MEASUREMENT (Cont.)

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2021. Prior to the IPO, the warrants to purchase preferred and common stock were measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrants to purchase preferred and common stock as of the valuation date included expected term, the risk-free interest rate, volatility, and the fair value of underlying shares.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2020:

	December 31, 2020 (As restated)
	Level 1	Level 2	Level 3	Total

Warrants to purchase preferred and common stock	$-	$-	$56,780	$56,780

The following table sets forth a summary of the changes in the fair value of the warrants to purchase preferred and common stock:

	2021	2020 (as restated)
	(unaudited)

Balance at January 1	$56,780	$17,111
Issuance of warrants	-	1,221
Reclassification of warrant to common stocks to equity	-	(3,057)
Reclassification of warrant to common stocks to mezzanine equity	(1,149)	-
Change in fair value of warrants	15,046	41,505
Conversion of warrants to common stock upon initial public offering	(70,677)

Balance at the end of the period	$-	$56,780

Upon the closing of the Company’s IPO, warrants to purchase preferred and common stock were converted into 7,067,699 shares of common stock.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 5:	GOODWILL AND INTANGIBLE ASSETS, NET

There was no goodwill activity during the nine months ended September 30, 2021.

The carrying amounts and accumulated amortization expenses of the intangible assets, as of September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Weighted average remaining useful life (in years)	Balance	Balance
	(unaudited)
Gross carrying amount:
Technology	3.5	$4,700	$4,700
Customer relationships	3.36	2,419	2,340
Tradename	1.67	980	980

		8,099	8,020
Accumulated amortization and impairments:
Technology		(3,216)	(2,759)
Customer relationships		(1,962)	(1,706)
Tradename		(794)	(720)

		(5,972)	(5,185)

Intangible assets, net		$2,127	$2,835

During the three months ended September 30, 2021, and 2020, and the nine months ended September 30, 2021, and 2020 (unaudited), the Company recorded amortization expenses in the amount of $219, $252, $787 and $658, respectively, which were included in cost of revenues and sales and marketing expenses in the statements of operations.

As of September 30, 2021, the total expected future amortization related to intangible assets other than goodwill was as follows:

Remaining 2021	$218
2022	666
2023	554
2024	478
2025	148
2026 and thereafter	63

$2,127

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 6:	COMMITMENTS AND CONTINGENCIES

a.	Operating Lease Commitments:

The Company is engaged in operating lease arrangements for its worldwide offices. Future minimum annual payments under non-cancelable operating leases for the period remaining subsequent to September 30, 2021, are as follows:

Year ended December 31,	Rental of premises

Remaining 2021	$555
2022	728

Total	$1,283

b.      Non-cancelable Purchase Obligations:

The Company has entered into various non-cancelable agreements with third-party providers for use of cloud hosting and other services, under which it committed to minimum and fixed purchases until the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of September 30, 2021:

Year ended December 31,

Remaining 2021	$2,085
2022	11,664
2023	11,601
2024	26,250
2025	13,000
2026	14,250

Total purchase commitment	$78,850

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 6:	COMMITMENTS AND CONTINGENCIES (Cont.)

c.      Capital Leases:

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2021:

Year ended December 31,	Rental of premises

Remaining 2021	$389
2022	142
Total minimum lease payments	531
Less: Amount representing interest	6

Present value of net minimum lease payments	$525

d.      Litigation:

The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 7:	PROVISION FOR INCOME TAXES

The Company recognized an income tax expense of $1,497 and $498 for the three months ended September 30, 2021, and 2020, respectively, and $4,749 and $2,404 for the nine months ended September 30, 2021 and 2020, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (6)% and (8)% for the three months ended September 30, 2021 and 2020, respectively, and of (12)% and (12)%, for the nine months ended September 30, 2021 and 2020, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on its losses because it is more likely than not that the benefit will not be realized.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 8:	CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

a.	Prepaid expenses and other current assets:

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)

Prepaid expenses	$7,007	$2,086
Government institutions	170	335
Deposit	477	292
Other	172	56

	$7,826	$2,769

b.	Property and Equipment, net:

Composition of property and equipment is as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Cost:
Computers and peripheral equipment	$5,085	$3,656
Office furniture and equipment	750	679
Leasehold improvements	516	516
Capital leases of computers and peripheral equipment	253	253
Internal use software	5,746	2,142

	12,350	7,246

Accumulated depreciation	(4,107)	(3,099)

Depreciated cost	$8,243	$4,147

Depreciation expenses for the three months ended September 30, 2021, and 2020, and for the nine months ended September 30, 2021, and 2020, were $375, $830, $1,008 and $2,519, respectively.

During the three and nine months ended September 30, 2020, the Company abandoned its data centers, and recorded abandonment costs of $3,969 in the consolidated statement of operations as general and administrative expenses and disposed total assets in a gross amount of $16,886.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 8:	CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS (Cont.)

c.	Other assets, noncurrent:

Other assets, noncurrent consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)

Restricted cash	$408	$644
Severance pay fund	1,802	1,673
Deferred offering costs	—	1,082
Other	161	165

	$2,371	$3,564

d.	Accrued expenses and other current liabilities:

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)

Accrued expenses	$7,464	$4,687
Accrued taxes	8,125	4,984
Other	1,623	1,580

	$17,212	$11,251

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 9:	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of the Company’s basic and diluted net loss per common stock:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Numerator:

Net loss	$25,150	$6,434	$43,425	$22,424
Preferred stock accretion	-	3,107	6,672	8,716
Redemption of redeemable convertible preferred stock, upon initial public offering	1,569	-	1,569	-

Total loss attributable to common stockholders, for basic and diluted net loss per share	$26,719	$9,541	$51,666	$31,140

Denominator:

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	102,938,814	25,217,473	51,647,683	24,790,067

Net loss per share attributable to common stockholders, basic and diluted	$0.26	$0.38	$1.00	$1.26

For the three and nine months ended September 30, 2020, all outstanding options, warrants and preferred shares have been excluded from the calculation of the diluted net loss per share because their effect was anti-dilutive.

As of September 30, 2021, the securities that potentially could dilute basic loss per share in the future were:

September 30, 2021

Warrants to purchase common stock	613,255
Outstanding stock options	30,625,929

Total	31,239,184

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 10:	REPORTABLE SEGMENTS

a.	Reportable segments:

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

The Company organizes its operations in two segments: Enterprise, Education, and Technology (“EE&T”) and Media and Telecom (“M&T”). These segments share a common underlying platform consisting of the Company’s API-based architecture, as well as unified product development, operations, and administrative resources. EE&T represents products related to industry solutions for education customers, and Media Services (except for media and telecom customers), as well as associated professional services for those offerings. M&T represents revenues from the TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings.

The measurement of the reportable operating segments is based on the same accounting principles applied in these financial statements, which includes certain corporate overhead allocations.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 10:	REPORTABLE SEGMENTS (Cont.)

	Enterprise, Education and Technology	Media and Telecom	Total
Three months ended September 30, 2021 (unaudited)

Revenues	$30,410	$12,574	$42,984

Gross profit	$22,157	$5,660	$27,817

Operating expenses			33,690
Financial expenses, net			17,780
Provision for income taxes			1,497

Net loss			$25,150

	Enterprise, Education and Technology	Media and Telecom	Total
Three months ended September 30, 2020 (unaudited)

Revenues	$21,001	$9,607	$30,608

Gross profit	$15,046	$3,048	$18,094

Operating expenses			22,505
Financial expenses, net			1,525
Provision for income taxes			498

Net loss			$6,434

	Enterprise, Education and Technology	Media and Telecom	Total

Nine months ended September 30, 2021 (unaudited)

Revenues	$87,966	$34,334	$122,300

Gross profit	$62,057	$13,872	$75,929

Operating expenses			96,173
Financial expenses, net			18,432
Provision for income taxes			4,749

Net loss			$43,425

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 10:	REPORTABLE SEGMENTS (Cont.)

	Enterprise, Education and Technology	Media and Telecom	Total

Nine months ended September 30, 2020 (unaudited)

Revenues	$56,169	$29,094	$85,263

Gross profit	$41,226	$10,319	$51,545

Operating expenses			58,756
Financial expenses, net			12,809
Provision for income taxes			2,404

Net loss			$22,424

b.	Geographical information:

See Note 3 for disaggregated revenue by geographic region.

The following presents long-lived assets based on geographical areas:

	September 30, 2021	December 31, 2020
	(unaudited)

US	$6,445	$2,850
EMEA	1,760	1,283
Other	38	14

	$8,243	$4,147

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
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

In June 2021, the Company entered into an amendment to the Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company borrowed an additional aggregate principal amount of $12,500 and increased commitments under the Revolving Credit Facility to $35,000. Following the effectiveness of the First Amendment, the Company had approximately $12,500 of additional borrowings available thereunder.

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

As of September 30, 2021, the total future principal payments related to Credit Facilities are as follows:

Remaining 2021	$250
2022	3,000
2023	6,000
2024	52,500

$61,750

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

a.
Upon the closing of the Company’s IPO, Series A, B, C, D, D-1 and E of its convertible and redeemable convertible preferred stock automatically converted into 68,325,487 shares of common stock after giving effect to certain adjustments in connection with the 1-to-4.5 forward stock split (the “Stock Split”, see paragraph {d} “Stock Split” within this Note for further information).

With respect to Series F redeemable convertible preferred stock, the mechanism of its conversion was determined using a price per share equal to 102% of the offering price of $10.00 per share. As a result, the Company issued 7,937,455 shares of common stock, after giving effect to the Stock Split.

As of September 30, 2021, there were no shares of convertible and redeemable convertible preferred stock issued and outstanding.

In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized common stock to 1,000,000,000 shares of common stock, and 20,000,000 shares of preferred stock, all with a par value of $0.0001 per share.

Composition of Preferred stock capital of $0.0001 as of December 31, 2020:

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

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

b.	Receivables on Account of Stock:

In May 2015, the Company entered into loan agreements with certain of its executive employees for the purpose of exercising vested options to purchase the Company’s common stock (the “Employee Loan Agreements”). In February 2021, the Employee Loan Agreements were amended such that the loans would be automatically forgiven and deemed to have been repaid in full immediately prior to the public filing by the Company of a registration statement under the Securities Act of 1933, as amended. In March 2021, the loans were fully forgiven. Following the forgiveness of the loans, the Company recorded an expense for the nine months ended September 30, 2021, in the amount of $1,724 included in other operating expenses in the consolidated statement of operations. The amount includes the tax gross-up expense that was paid by the Company following the loan forgiveness.

c.	Equity Incentive Plans:

Under the Company’s 2007 U.S. and Israeli Stock Option Plans, options to purchase common stock may be granted to officers, directors, employees, advisors, and consultants of the Company or its subsidiaries. In 2017, the Company adopted a new equity incentive plan, the “2017 Equity Incentive Plan”, and extended the term of the 2007 Israeli Stock Option Plan and the term of the options already granted thereunder for an additional ten-year period. Effective upon the effectiveness of the registration statement for the IPO, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), pursuant to which it may grant cash and equity incentive awards to officers, directors, employees, advisors, and consultants of the Company.

As of September 30, 2021, and December 31, 2020, an aggregate amount of 9,352,717 (after considering an additional 8,500,000 shares reserved following the adoption of the 2021 Plan) and 24,610 shares of common stock of the Company, respectively, were still available for future grants.

In December 2020 the company granted to three of its officers, performance-based options at an exercise price of $13.34 per share. The options vest based on the achievement of specific share price targets such that 25% of the award will vest upon the fair market value of a share of common stock increasing fifty percent (50%) above the exercise price; an additional 25% of such award will vest upon the fair market value of a share increasing one-hundred percent (100%) above the exercise price; an additional 25% will vest upon the fair market value of a share increasing one-hundred and fifty percent (150%) above the exercise price; and the remaining 25% of the award will vest upon the fair market value increasing two-hundred percent (200%) above the exercise price.

As of September 30, 2021, none of the vesting conditions have been met.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

A summary of the Company’s stock option activity with respect to options granted under the Equity Incentive Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value (as restated)

Outstanding as of December 31, 2020	31,981,404	$3.86	7.72	$100,495

Granted	-	-
Exercised	(527,437)	1.26		4,764
Forfeited	(828,038)	3.12

Outstanding as of September 30, 2021 (unaudited)	30,625,929	$3.92	7.00	$195,001
Exercisable options as of September 30, 2021 (unaudited)	17,068,716	$1.38	5.39	$152,115

The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)

Cost of revenues	$168	$63	$635	$208
Research and development	528	256	2,252	681
Sales and marketing	438	341	1,641	788
General and administrative	2,602	373	8,382	1,152

Total expenses	$3,736	$1,033	$12,910	$2,829

As of September 30, 2021, there were $39,026 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 12:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

d.	Stock Split:

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

NOTE 13:	SELECTED STATEMENT OF OPERATIONS DATA

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)

Financial income:

Interest income	$2	$-	$3	$18
Foreign currency translation adjustment, net	-	-	-	635

	2	-	3	653
Financial expenses:

Bank fees	23	16	504	51
Remeasurement of warrants to fair value	16,822	-	15,046	10,034
Interest expense	766	1,037	2,228	3,062
Foreign currency translation adjustments, net	61	341	335	-
Other	110	131	322	315

	17,782	1,525	18,435	13,462

Financial expenses, net	$17,780	$1,525	$18,432	$12,809

KALTURA INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands of U.S. dollars unless specified otherwise)
NOTE 14:    RELATED PARTY TRANSACTIONS

In June 2019, the Company entered into an agreement with a certain shareholder under which the shareholder received a one-year subscription to use the Company's software. Under the agreement, the shareholder has made minimum, non-cancellable, revenue commitments in the amount of $548. During 2021 and 2020, the Company and the shareholder renewed the agreement. During the three months ended September 30, 2021, and 2020, and the nine months ended September 30, 2021, and 2020, the Company recognized total revenue of $125, $125, $375 and $399, respectively, related to this agreement. As of September 30, 2021, and December 31, 2020, there was no trade receivables balance outstanding associated with this shareholder, and deferred revenue, current included $292 and $161, respectively.

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

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
	(in thousands)
Revenue
Enterprise, Education & Technology	$30,410	$21,001	$87,966	$56,169
Media & Telecom	$12,574	$9,607	$34,334	$29,094
Total Revenue	$42,984	$30,608	$122,300	$85,263
Gross Profit
Enterprise, Education & Technology	$22,157	$15,046	$62,057	$41,226
Media & Telecom	$5,660	$3,048	$13,872	$10,319
Total Gross Profit	$27,817	$18,094	$75,929	$51,545

We benefit from a land and expand strategy in which our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is demonstrated by our Net Dollar Retention Rate (as defined below). For the three months ended September 30, 2021, our Net Dollar Retention Rate was 117%. We also grew our average annualized recurring revenue, or ARR, per customer by 41% from September 2020 to September 2021, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.

For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.

We focus our selling efforts on large organizations and sell our solutions primarily through direct sales teams and account teams. We currently have four direct sales teams, grouped by offering type and target customers, and we leverage reseller relationships globally to help market and sell our products to customers worldwide, especially in areas in which we have a limited presence. We are investing in initiatives to more efficiently reach new customers and expand our partnerships with existing ones. For example, we have launched the option to purchase our Webinars, Meetings, and Virtual Classroom offerings directly from our website, allowing us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market.

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

Impact of COVID-19

In December 2019, an outbreak of the COVID-19 disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world, including where our end users and customers are located and the United States, Israel, United Kingdom, and Singapore where we have larger business operations. As a result of the COVID-19 pandemic, government authorities around the world have ordered schools and businesses to close, imposed restrictions on non-essential activities, and required people to remain at home while instilling significant limitations on traveling and social gatherings.

In response to the pandemic, in the first quarter of 2020, we temporarily closed all of our offices, enabled our entire work force to work remotely, and implemented travel restrictions for non-essential business. In the second quarter of 2020 we reopened select offices, however most of our employees continued to work remotely, a majority of whom continue to do so as of the date of this Quarterly Report on Form 10-Q. The changes we have implemented to date have not materially affected and are not expected to materially affect our ability to operate our business, including our financial reporting systems.

In the second quarter of 2020, we experienced an increase in usage as people spent more time working and learning remotely due to the COVID-19 pandemic, thereby increasing demand from new and existing customers for our offerings and contributing to an acceleration in our revenue growth when compared to prior periods. However, in some cases because the agreements for certain of our solutions, primarily in education, do not limit usage or increase pricing for usage in excess of a specified amount, the additional usage that we experienced in 2020 did not result in a corresponding increase in revenue. Additionally, in order to meet the needs of our customers in 2020, we accelerated our existing plans to move from our own data centers to a public cloud infrastructure in order to provide required stability, reliability, scalability, and elasticity. The combination of the increase in usage for certain of our solutions as described above, along with the migration from our own data centers to a public cloud infrastructure, contributed to a decrease in gross margins in 2020 to 60% from 63% in 2019. We are still in the process of scaling our network infrastructure and have incurred additional costs in 2021 related thereto, which will continue to impact our gross margins.

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

Acquiring New Customers

We are focused on continuing to grow the number of customers that use our solutions. While over the last several years we have not materially increased our sales and marketing spend or number of direct sales representatives, we have started to increase our investment in sales and marketing in order to grow our customer base going forward. We intend to grow our base of field sales representatives and customer success managers, which we believe will drive both geographic and vertical expansion. Additionally, we are investing in inside sales and self-serve offerings and distribution channels. We believe this will enable us to efficiently acquire smaller customers across all industries – beyond enterprises into SMBs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.

Increasing Revenue from Existing Customers

We believe we have the opportunity to increase sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended September 30, 2021, our Net Dollar Retention Rate was 117%, demonstrating our ability to expand within our existing customer base. In order for us to continue to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.

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

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	For the Three Months Ended September 30,
	2021	2020
	(dollar amounts in thousands)
Annualized Recurring Revenue	$151,704	$107,270
Net Dollar Retention Rate	117%	111%
Remaining Performance Obligations	$162,316	$130,735

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

Remaining Performance Obligations

Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2021, our Remaining Performance Obligations was $162.3 million, which consists of both billed consideration in the amount of $64.8 million and unbilled consideration in the amount of $97.5 million that we expect to invoice and recognize in future periods. We expect to recognize 63% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.

We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes, and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, abandonment costs, gain from sale of property and equipment, and other operating expenses.

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

Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. Adjusted EBITDA includes an adjustment for non-cash stock-based compensation expenses. It is reasonable to expect that this item will occur in future periods. However, we believe this adjustment is appropriate because the amount recognized can vary significantly from period to period, does not directly relate to the ongoing operations of our business, and complicates comparisons of our internal operating results between periods and with the operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described above help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Nevertheless, because of the limitations described above, management does not view EBITDA, or Adjusted EBITDA in isolation and also uses other measures, such as revenue, operating loss, and net loss, to measure operating performance.

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(USD in thousands)
Net loss	$(25,150)	$(6,434)	$(43,425)	$(22,424)
Financial expenses, net (a)	17,780	1,525	18,432	12,809
Provision for income taxes	1,497	498	4,749	2,404
Depreciation and amortization	594	1,082	1,795	3,177
EBITDA	(5,279)	(3,329)	(18,449)	(4,034)
Non-cash stock-based compensation expense	3,736	1,033	12,910	2,829
Abandonment costs (b)	-	3,969	-	3,969
Gain on sale of property and equipment (c)	(757)	-	(757)	-
Other operating expenses (d)	-	-	1,724	-
Adjusted EBITDA	$(2,300)	$1,673	$(4,572)	$2,764

(a)
The three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020 include $16,822, $0, $15,046 and $10,034 respectively, of remeasurement of warrants to fair value, and $766, $1,037, $2,228 and $3,062 of interest expenses.

(b)
The three and nine months ended September 30, 2020 includes a $3,969 one-time expense related to the abandonment of data center equipment in connection with our transition to a public cloud infrastructure.

(c)	The three and nine months ended September 30, 2021 includes a one-time gain on sale of data center equipment in connection with our transition to a public cloud infrastructure.

(d)
The three and nine months ended September 30, 2021 include other operating expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our IPO.

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

Cost of revenue increased in absolute dollars from the three and nine months ended September 30, 2020 to 2021. For the three months ended September 30, 2021 and 2020, our cost of revenue was $15,167 and $12,514, respectively. For the nine months ended September 30, 2021 and 2020, our cost of revenue was $46,371 and $33,718, respectively.

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

For the three months ended September 30, 2021 and 2020, our gross margins were 65% (74% for subscriptions and (4)% for professional services) and 59% (71% for subscriptions and (29)% for professional services), respectively. For the nine months ended September 30, 2021 and 2020, our gross margins were 62% (72% for subscriptions and (7)% for professional services) and 60% (74% for subscriptions and (37)% for professional services), respectively.

For our EE&T segment, gross margins for the three months ended September 30, 2021 and 2020 were 73% (80% for subscriptions and (13)% for professional services) and 72% (80% for subscriptions and (55)% for professional services), respectively, and gross margins for the nine months ended September 30, 2021 and 2020 were 71% (77% for subscriptions and 10% for professional services) and 73% (83% for subscriptions and (98)% for professional services), respectively.

For our M&T segment, gross margins for the three months ended September 30, 2021 and 2020 were 45% (57% for subscriptions and 3% for professional services) and 32% (49% for subscriptions and (16)% for professional services), respectively, and gross margins for the nine months ended September 30, 2021 and 2020 were 40% (58% for subscriptions and (28)% for professional services) and 35% (52% for subscriptions and (13)% for professional services), respectively.

Beginning in the second quarter of 2020 and continuing through the third quarter, we experienced an increase in usage as people spent more time working and learning remotely due to the COVID-19 pandemic, thereby increasing demand from new and existing customers for our offerings and contributing to an acceleration in our revenue growth when compared to prior periods. However, in some cases because the agreements for certain of our solutions, primarily in education, do not limit usage or increase pricing for usage in excess of a specified amount, the additional usage that we experienced in 2020 did not result in a corresponding increase in revenue. Additionally, in order to meet the needs of our customers in 2020, we accelerated our existing plans to move from our own data centers to a public cloud infrastructure in order to provide required stability, reliability, scalability, and elasticity. The combination of the increase in usage for certain of our solutions as described above, along with the migration from our own data centers to a public cloud infrastructure, contributed to a decrease in gross margins in 2020 to 60% from 63% in 2019. We are still in the process of scaling our network infrastructure and have incurred additional costs in 2021 related thereto, which will continue to impact our gross margins.

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

Upon the closing of our IPO, warrants to purchase preferred and common stock were converted to common stock and therefore, no fair value remeasurements are expected with respect to such warrants in future periods.

Refer to Note 4 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for further information regarding the impact resulting from the remeasurement of the warrants prior to conversion.

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

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage	2021	2020	Dollar	Percentage
	(unaudited)				(unaudited)
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$30,410	$21,001	$9,409	45%	$87,966	$56,169	$31,797	57%
Media & Telecom	12,574	9,607	2,967	31%	34,334	29,094	5,240	18%
Total revenue	42,984	30,608	12,376	40%	122,300	85,263	37,037	43%
Cost of revenue	15,167	12,514	2,653	21%	46,371	33,718	12,653	38%
Total gross profit	27,817	18,094	9,723	54%	75,929	51,545	24,384	47%
Operating expenses:
Research and development	12,363	7,275	5,088	70%	35,050	20,543	14,507	71%
Selling and marketing	11,257	6,651	4,606	69%	31,942	21,451	10,491	49%
General and administrative	10,070	8,579	1,491	17%	27,457	16,762	10,695	64%
Other operating expenses	-	-			1,724	-	1,724
Total operating expenses	33,690	22,505	11,185	50%	96,173	58,756	37,417	64%
Operating loss	5,873	4,411	1,462	33%	20,244	7,211	13,033	181%
Financial expenses, net	17,780	1,525	16,255	1,066%	18,432	12,809	5,623	44%
Loss before provision for income taxes	23,653	5,936	17,717	298%	38,676	20,020	18,656	93%
Provision for income taxes	1,497	498	999	201%	4,749	2,404	2,345	98%
Net loss	$25,150	$6,434	$18,716	291%	$43,425	$22,424	$21,001	94%

Segments

We manage and report operating results through two reportable segments:

•
Enterprise, Education & Technology (71% and 69% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 72% and 66% of revenue for the nine months ended September 30, 2021 and 2020, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.

•
Media & Telecom (29% and 31% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 28% and 34% of revenue for the nine months ended September 30, 2021 and 2020, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the Three Months Ended September 30, 2021 and 2020

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$27,952	$19,765	$8,187	41%
Professional services revenue	2,458	1,236	1,222	99%
Total Enterprise, Education & Technology revenue	$30,410	$21,001	$9,409	45%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$22,471	$15,731	$6,740	43%
Professional services gross loss	(314)	(685)	371	54%
Total Enterprise, Education & Technology gross profit	$22,157	$15,046	$7,111	47%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $9.4 million, or 45%, to $30.4 million for the three months ended September 30, 2021, from $21.0 million for the three months ended September 30, 2020. Approximately $2.7 million of this increase was attributable to revenue from new customers, and the remaining $6.7 million was attributable to growth from existing customers.

EE&T subscription revenue increased by $8.2 million, or 41%, to $28.0 million for the three months ended September 30, 2021, from $19.8 million for the three months ended September 30, 2020.

EE&T professional services revenue increased by $1.2 million, or 99%, to $2.5 million for the three months ended September 30, 2021, from $1.2 million for the three months ended September 30, 2020.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $7.1 million, or 47%, to $22.2 million for the three months ended September 30, 2021, from $15.0 million for the three months ended September 30, 2020. This increase was mainly due to the $9.4 million increase in revenue and by a 1% increase in gross margin to 73% for the three months ended September 30, 2021 from 72% for the three months ended September 30, 2020. The increase in gross margin was primarily a result of decreased spending with our own data center, as further described above under “—Components of our Results of Operations—Gross Margins.”

EE&T subscription gross profit increased by $6.7 million, or 43%, to $22.5 million for the three months ended September 30, 2021, from $15.8 million for the three months ended September 30, 2020.

EE&T professional services gross loss decreased by $0.4 million, or 54%, to $(0.3) million for the three months ended September 30, 2021, from a gross loss of $(0.7) million for the three months ended September 30, 2020.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,723	$7,123	$2,600	37%
Professional services revenue	2,851	2,484	367	15%
Total Media & Telecom revenue	$12,574	$9,607	$2,967	31%

Media & Telecom gross profit:
Subscription gross profit	$5,575	$3,457	$2,118	61%
Professional services gross profit (loss)	85	(409)	494	121%
Total Media & Telecom gross profit	$5,660	$3,048	$2,612	86%

Media & Telecom Revenue

M&T revenue increased by $3.0 million, or 31%, to $12.6 million for the three months ended September 30, 2021, from $9.6 million for the three months ended September 30, 2020. Approximately $1.3 million of this increase was attributable to revenue from new customers, and the remaining $1.7 million was attributable to growth from existing customers.

M&T subscription revenue increased by $2.6 million, or 37%, to $9.7 million for the three months ended September 30, 2021, from $7.1 million for the three months ended September 30, 2020.

M&T professional services revenue increased by $0.4 million, or 15%, to $2.9 million for the three months ended September 30, 2021, from $2.5 million for the three months ended September 30, 2020.

Media & Telecom Gross Profit

M&T gross profit increased by $2.6 million, or 86%, to $5.7 million for the three months ended September 30, 2021, from $3.1 million for the three months ended September 30, 2020. This increase was mainly due to the $3.0 million increase in revenue and the 13% increase in gross margin to 45% for the three months ended September 30, 2021, compared to 32% for the three months ended September 30, 2020. The increase in gross margin was primarily a result of lower compensation costs as a percentage of revenue.

M&T subscription gross profit increased by $2.1 million, or 61%, to a gross profit of $5.6 million for the three months ended September 30, 2021, from $3.5 million for the three months ended September 30, 2020.

M&T professional services gross profit increased by $ 0.5 million, or 121%, to 0.1 million for the three months ended September 30, 2021, from a gross loss of $(0.4) million for the three months ended September 30, 2020.

Operating Expenses

Research and Development expenses

	Three Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$9,850	$5,873	$3,977	68%
Subcontractors and Consultants	1,050	751	299	40%
Other	1,463	651	812	125%
Total research and development expenses	$12,363	$7,275	$5,088	70%

Research and development expenses increased by $5.1 million, or 70%, to $12.4 million for the three months ended September 30, 2021, from $7.3 million for the three months ended September 30, 2020. The increase was primarily due to a $4.0 million increase in compensation which mainly related to higher headcount and increased stock-based compensation expenses.

Selling and Marketing expenses

	Three Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,210	$5,644	$3,566	63%
Marketing expenses	1,155	319	836	262%
Other	892	688	204	30%
Total selling and marketing expenses	$11,257	$6,651	$4,606	69%

Selling and marketing expenses increased by $4.6 million, or 69%, to $11.3 million for the three months ended September 30, 2021, from $6.7 million for the three months ended September 30, 2020. The increase was primarily due to a $3.0 million increase in compensation related to higher headcount and a $0.6 million increase in amortization of deferred commission expenses driven by higher bookings.

General & Administrative

	Three Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$7,096	$3,242	$3,854	119%
Professional fees and insurance	1,265	460	805	175%
Travel and entertainment	21	24	(3)	(13)%
Abandonment of data center equipment	-	3,969	(3,969)	%
Gain on sale of property and equipment	(757)	-	(757)	%
Other	2,445	884	1,561	177%
Total general and administrative expenses	$10,070	$8,579	$1,491	17%

General and administrative expenses increased by $1.5 million, or 17%, to $10.1 million for the three months ended September 30, 2021, from $8.6 million for the three months ended September 30, 2020. The increase was primarily due to a $3.9 million increase in compensation related to higher headcount and increased stock-based compensation expenses. The increase was partially offset by $4.0 million due to a one-time expense related to the abandonment of data center equipment during the three months ended September 30, 2020, and a $0.8 million one-time gain from the sale of such data center equipment during the three months ended September 30, 2021.

Financial Expenses, net

Financial expenses, net increased by $16.3 million, or 1,066% to $17.8 million for the three months ended September 30, 2021, from $1.5 million for the three months ended September 30, 2020. The increase was primarily due to a $16.8 million in remeasurement of warrants to fair value, partially offset by a decrease of $0.3 million related to exchange rate fluctuations in foreign currency and a decrease of $0.2 million in interest expense.

Provision for Income Taxes

Provision for income taxes increased by $ 1.0 million, or 201%, to $1.5 million for the three months ended September 30, 2021, from $0.5 million for the three months ended September 30, 2020, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$79,120	$53,288	$25,832	48%
Professional services revenue	8,846	2,881	5,965	207%
Total Enterprise, Education & Technology revenue	$87,966	$56,169	$31,797	57%

Enterprise, Education & Technology gross profit:
Subscription gross profit	61,167	$44,051	$17,116	39%
Professional services gross profit (loss)	890	(2,825)	3,715	132%
Total Enterprise, Education & Technology gross profit	$62,057	$41,226	$20,831	51%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $31.8 million, or 57%, to $88.0 million for the nine months ended September 30, 2021, from $56.2 million for the nine months ended September 30, 2020. Approximately $5.3 million of this increase was attributable to revenue from new customers, and the remaining $26.5 million was attributable to growth from existing customers.

EE&T subscription revenue increased by $25.8 million, or 48%, to $79.1 million for the nine months ended September 30, 2021, from $53.3 million for the nine months ended September 30, 2020.

EE&T professional services revenue increased by $6.0 million, or 207%, to $8.9 million for the nine months ended September 30, 2021, from $2.9 million for the nine months ended September 30, 2020.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $20.8 million, or 50%, to $62.0 million for the nine months ended September 30, 2021, from $41.2 million for the nine months ended September 30, 2020. This increase was mainly due to the $31.8 million increase in revenue, offset in part by a 2% decrease in gross margin to 71% for the nine months ended September 30, 2021 from 73% for the nine months ended September 30, 2020. The decrease in gross margin was attributable primarily to an increase in cloud-related costs and third-party solutions driven by higher consumption and our migration to a public cloud infrastructure, as further described above under “—Components of our Results of Operations—Gross Margins.”

EE&T subscription gross profit increased by $16.8 million, or 38%, to $60.9 million for the nine months ended September 30, 2021, from $44.1 million for the nine months ended September 30, 2020.

EE&T professional services gross profit increased by $3.7 million, or 132%, to $0.9 million for the nine months ended September 30, 2021, from a gross loss of $(2.8) million for the nine months ended September 30, 2020.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$27,363	$21,773	$5,590	26%
Professional services revenue	6,971	7,321	(350)	(5)%
Total Media & Telecom revenue	$34,334	$29,094	$5,240	18%

Media & Telecom gross profit:
Subscription gross profit	$15,793	$11,274	$4,519	40%
Professional services gross loss	(1,921)	(955)	(966)	(101)%
Total Media & Telecom gross profit	$13,872	$10,319	$3,553	34%

Media & Telecom Revenue

M&T revenue increased by $5.2 million, or 18%, to $34.3 million for the nine months ended September 30, 2021, from $29.1 million for the nine months ended September 30, 2020. Approximately $2.5 million of this increase was attributable to revenue from new customers, and the remaining $2.7 million was attributable to growth from existing customers.

M&T subscription revenue increased by $5.6 million, or 26%, to $27.4 million for the nine months ended September 30, 2021, from $21.8 million for the nine months ended September 30, 2020.

M&T professional services revenue decreased by $0.3 million, or 5%, to $7.0 million for the nine months ended September 30, 2021, from $7.3 million for the nine months ended September 30, 2020.

Media & Telecom Gross Profit

M&T gross profit increased by $3.6 million, or 34%, to $13.9 million for the nine months ended September 30, 2021, from $10.3 million for the nine months ended September 30, 2020. This increase was mainly due to the $5.2 million increase in revenue and the 5% increase in gross margin to 40% for the nine months ended September 30, 2021, compared to 35% for the nine months ended September 30, 2020. The increase in gross margin was primarily a result of lower compensation costs as a percentage of revenue and decreased spending with our own data center.

M&T subscription gross profit increased by $4.5 million, or 40%, to $15.8 million for the nine months ended September 30, 2021, from $11.3 million for the nine months ended September 30, 2020.

M&T professional services gross loss increased by $1.0 million, or 101%, to $(1.9) million for the nine months ended September 30, 2021, from $(0.9) million for the nine months ended September 30, 2020.

Operating Expenses

Research and Development expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$28,409	$16,237	$12,172	75%
Subcontractors and Consultants	2,842	2,294	548	24%
Other	3,799	2,012	1,787	89%
Total research and development expenses	$35,050	$20,543	$14,507	71%

Research and development expenses increased by $14.5 million, or 71%, to $35.1 million for the nine months ended September 30, 2021, from $20.6 million for the nine months ended September 30, 2020. The increase was primarily due to a $12.2 million increase in compensation mainly related to higher headcount and to stock-based compensation expenses.

Selling and Marketing expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$26,763	$16,470	$10,293	62%
Marketing expenses	2,661	2,636	25	1%
Other	2,518	2,345	173	7%
Total selling and marketing expenses	$31,942	$21,451	$10,491	49%

Selling and marketing expenses increased by $10.5 million, or 49%, to $31.9 million for the nine months ended September 30, 2021, from $21.4 million for the nine months ended September 30, 2020. The increase was primarily due to a $8.8 million increase in compensation related to higher headcount and a $1.5 million increase in amortization of deferred commission expenses driven by higher bookings.

General and Administrative expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$20,832	$9,125	$11,707	128%
Professional fees and insurance	2,430	1,094	1,336	122%
Travel and entertainment	73	158	(85)	(54)%
Abandonment of data center equipment	-	3,969	(3,969)	%
Gain on sale of property and equipment	(757)	-	(757)	%
Other	4,879	2,416	2,463	102%
Total general and administrative expenses	$27,457	$16,762	$10,695	64%

General and administrative expenses increased by $10.7 million, or 64%, to $27.5 million for the nine months ended September 30, 2021, from $16.8 million for the nine months ended September 30, 2020. The increase was primarily due to a $11.7 million increase in compensation related to stock-based compensation expense and higher headcount. The increase was partially offset by a $4.0 million one-time expense related to the abandonment of data center equipment during the nine months ended September 30, 2020, and $0.8 million one-time gain from the sale of the data center equipment during the nine months ended September 30, 2021.

Other Operating Expenses

Other operating expenses were $1.7 million during the nine months ended September 30, 2021, and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the nine months ended September 30, 2020.

Financial Expenses, net

Financial expenses, net increased by $5.6 million, or 44%, to $18.4 million for the nine months ended September 30, 2021, from $12.8 million for the nine months ended September 30, 2020. The increase was primarily due to a $5.0 million in remeasurement of warrants to fair value, and $1.0 million related to exchange rate fluctuations in foreign currency.

Provision for Income Taxes

Provision for income taxes increased by $2.3 million, or 98%, to $4.7 million for the nine months ended September 30, 2021, from $2.4 million for the nine months ended September 30, 2020, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of September 30, 2021, we had approximately $22.4 million of borrowings outstanding under the Revolving Credit Facility (net of $0.1 million of unamortized issuance costs) and approximately $12.5 million of additional borrowings available thereunder.

We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under “Risk Factors” and “—Key Factors Affecting Our Performance.”

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

The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of September 30, 2021.

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

As of September 30, 2021, following the effectiveness of the First Amendment to the Credit Agreement and our borrowing of an additional $12.5 million of debt under the Revolving Credit Facility in connection with such amendment, we had approximately $22.4 million of borrowings outstanding under the Revolving Credit Facility (net of $0.1 million of unamortized issuance costs) and approximately $12.5 million of additional borrowings available thereunder.

Initial public offering

On July 23, 2021, in connection with our IPO, we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, the underwriters in the IPO exercised in full their option to purchase an additional 2,250,000 shares of our common stock at the offering price of $10.00 per share. The transactions resulted in net proceeds to us of approximately $155.6 million, after deducting the underwriting discount, commissions, and offering expenses payable by us.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$(11,370)	$1,720
Net cash used in investing activities	(3,770)	(1,669)
Net cash provided by financing activities	166,933	221
Net increase in cash, cash equivalents, and restricted cash	151,793	272
Cash, cash equivalents, and restricted cash at beginning of period	28,355	27,144
Cash, cash equivalents and restricted cash at end of period	$180,148	$27,416

Operating Activities

Net cash flows used in operating activities increased by $13.1 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Net cash used in operating activities of $11.4 million for the nine months ended September 30, 2021, was primarily due to $43.4 million in incremental net loss, adjusted for non-cash charges of $35.2 million, and net cash outflows of $3.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of a $15.0 million remeasurement of warrants to fair value, $12.9 million of stock-based compensation expenses, $5.1 million of amortization of deferred contract acquisition and fulfillment costs, and $1.8 million of depreciation and amortization expenses. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred contract acquisition and fulfillment costs of $15.3 million, increase in trade receivables of $7.1 million, increase in prepaid expenses and other assets of $4.9 million and decrease of $0.3 million in other liabilities, noncurrent, partially offset by an increase in deferred revenue of $15.2 million and an aggregate increase of $9.2 million in employee and related accruals, accrued expenses and other current liabilities, and trade payables.

Net cash provided by operating activities of $1.7 million for the nine months ended September 30, 2020, was primarily due to $22.4 million in incremental net loss, adjusted for non-cash charges of $23.1 million, and net cash inflows of $1.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of $10.0 million in remeasurement of warrants to fair value, $7.1 million in depreciation, amortization, and abandonment costs, $3.0 million amortization of deferred contract acquisition and fulfillment costs, and $2.9 million in stock-based compensation expenses. The main drivers of net cash inflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred revenue of $9.0 million, an aggregate increase in employees accruals, trade payables, and accrued expenses and other liabilities of $8.4 million, and a $0.1 million decrease in prepaid expenses and other assets, partially offset by an $8.6 million increase in trade receivables and a $7.9 million increase in deferred contract acquisitions and fulfillment costs.

Investing Activities

Net cash flows used in investing activities increased by $2.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Net cash used in investing activities of $3.8 million for the nine months ended September 30, 2021 was related to $2.8 million of internal use software expenses, $1.6 million in capital expenditures, and $0.1 million in purchases of intangible assets, partially offset by proceeds of $0.7 million from the sale of property and equipment.

Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2020, was related to $1.3 million of internal use software expenses, $0.7 million in capital expenditures, and $0.1 million in purchases of intangible assets, partially offset by net cash acquired in a business combination of $0.4 million.

Financing Activities

Net cash flows provided by financing activities increased by $166.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Net cash provided by financing activities of $166.9 million for the nine months ended September 30, 2021, was primarily due to proceeds from our IPO, net of underwriter discounts and commissions of $160.4 million, proceeds from long term loan loans of $42.0 million, and $0.7 million of proceeds from the exercise of options by employees, offset by $29.1 million of loan repayments, deferred offering costs of $4.1 million, a $1.6 million payment associated with the conversion of Series F redeemable convertible preferred stock, and principal payments of finance lease liabilities of $1.3 million.

Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2020, was primarily due to $2.0 million of proceeds from long term loans, offset by a $1.8 million principal payment of finance lease liabilities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating and finance leases, purchase obligations for contracts with third-party providers for the use of cloud hosting and other services, and outstanding debt. There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2021 from the commitments and contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus, other than a commitment to purchase at least $40.0 million of public cloud infrastructure services over a period of five years commencing during the fourth quarter of 2021. For further information on our commitments and contractual obligations, refer to Note 6 and Note 11 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Our critical accounting policies are discussed in Note 2 to the consolidated financial statements included in the Prospectus. There have been no significant changes to these policies for the nine months ended September 30, 2021.

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

Foreign Currency and Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Our sales are mainly denominated in U.S. dollars and Euros. A significant portion of our operating costs are in Israel, consisting principally of salaries and related personnel expenses, and facility expenses, which are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS and Euros. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in NIS. We do not hedge against currency risk. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the nine months ended September 30, 2021, of $6.5 million due to NIS and $2.7 million due to Euros.

Interest Rate Risk

As of September 30, 2021, we had outstanding floating rate debt obligations of $61.7 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.2 million for the nine months ended September 30, 2021.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation Activities

Management has been actively engaged in remediating the above-described material weakness since March 2021. During the third quarter of 2021, we continued to evaluate and improve our controls over the estimation of fair value in connection with stock-based compensation and the re-measurement of liabilities in connection with warrants to purchase our preferred and common stock. This included hiring additional dedicated and experienced technical resources to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. We have also begun an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses.

We believe we are making progress toward achieving the effectiveness of our internal controls over the estimation of fair value in connection with stock-based compensation and the re-measurement of liabilities in connection with warrants to purchase our preferred and common stock. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over the estimation of fair value in connection with stock-based compensation and the re-measurement of liabilities in connection with warrants to purchase our preferred and common stock until we have completed our remediation efforts and subsequently evaluated their effectiveness.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue for the years ended December 31, 2019 and 2020 was $97.3 million and $120.4 million, respectively, representing an annual growth rate of 24%. Our total revenue for the nine months ended September 30, 2020 and 2021 was $85.3 million and $122.3 million, respectively, representing year-over-year growth of 43%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:

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

We have incurred losses in each year since our incorporation in 2006, including net losses of $15.6 million and $58.8 million in the years ended December 31, 2019 and 2020, respectively, and net losses of $22.4 million and $43.4 million during the nine months ended September 30, 2020 and 2021, respectively. As a result, we had an accumulated deficit of $(306.7) million as of September 30, 2021. We intend to continue to expend substantial financial and other resources on, among other things:

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

       Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2019 and 2020, Vodafone accounted for approximately 12.0% and 11.6% of our revenue in each such year, respectively, and our top ten customers in the aggregate accounted for approximately 26.9% and 29.4% of our revenue in such years, respectively. For the nine months ended September 30, 2020 and 2021, Vodafone accounted for approximately 12.1% and 9.7% of our revenue, respectively, and, for the nine months ended September 30, 2021, Amazon accounted for approximately 9.4% of our revenue. Our top ten customers in the aggregate accounted for approximately 27.9% and 32.4% of our revenue in such periods, respectively.  Although the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons.  See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.”  We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

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

If we do not maintain the interoperability of our offerings across devices, operating systems, and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions, our business, financial condition, and results of operations may be adversely affected.

Our success depends in part on our ability to integrate our platform, products, and solutions with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our offerings to adapt to changes in hardware, software, networking, browser and database technologies. Several of our competitors own, develop, operate, or distribute operating systems, application stores, cloud hosting services and other software applications, and/or have material business relationships with companies that own, develop, operate, or distribute operating systems, application stores, cloud hosting services and other software that our offerings rely on to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

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

We make a version of our Media Services, Kaltura Community Edition (“Kaltura CE”), available to the public at no charge under an open source license, the Affero General Public License version 3.0 (“AGPL”). Although Kaltura CE does not include many widely used Kaltura applications, it can be used on a self-hosted basis as a standalone video platform. The AGPL grants licensees broad freedom to view, use, copy, modify, and redistribute the source code of Kaltura CE. Anyone can download a free copy of this version of our platform from the internet, and we neither know who all of our AGPL licensees are, nor have visibility into how Kaltura CE is being used by licensees, so our ability to detect violations of the open source license is extremely limited. Additionally, even if we become aware of any violations, open source licenses, including the AGPL, have not been widely interpreted by courts, leading to uncertainty surrounding any ability to enforce such licenses.

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

If we fail to meet contractual commitments under our customer agreements, we could be subject to contractual penalties, litigation, and other liabilities, and could experience an increase in contract terminations or decrease in contract renewals in future periods, which would lower our revenue, increase our costs, and otherwise adversely affect our business, financial condition, and results of operations.

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

Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2019 and 2020, we generated approximately 44% and 43% of our revenue, respectively, from customers outside the United States and, for the nine months ended September 30, 2020 and 2021, we generated approximately 43% and 41% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations will become increasingly global as our business continues to grow. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:

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

•
challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;

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

We report our financial results in U.S. dollars. We collect our revenue primarily in U.S. dollars and in euros. A portion of the cost of revenue, research, and development, selling and marketing and general and administrative expenses of our Israeli operations are incurred in New Israeli Shekel (“NIS”). As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the NIS appreciates against the U.S. dollar or the euro, or if the value of the NIS declines against the U.S. dollar or the euro, at a time when the rate of inflation in the cost of Israeli goods and services exceeds the rate of decline in the relative value of the NIS, then the U.S. dollar-denominated cost of our operations in Israel would increase and our results of operations could be materially and adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of depreciation (if any) of the NIS against the U.S. dollar or the euro, and our ability to hedge our exposure to currency exchange rate fluctuations may be limited.

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

In addition, even if we are able to consummate acquisitions and enter into other strategic transactions and relationships, these transactions and relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could negatively affect our growth rate and the trading price of our common stock, and may have a material adverse effect on our business, financial condition, and results of operations:

•
Any business, technology, product, or solution that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business or deploy any such technology, product, or solution profitably.

•
We may incur or assume significant debt in connection with our acquisitions and other strategic transactions and relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense, and diminish our future access to the capital markets.

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

Failure to protect our proprietary technology, or to obtain, maintain, protect, and enforce sufficiently broad intellectual property rights therein, could substantially harm our business, financial condition, and results of operations.

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

As of September 30, 2021, following the effectiveness of the First Amendment to our Credit Agreement (which, among other things, increased commitments under the Revolving Credit Facility to $35.0 million) and our borrowing of an additional $12.5 million of debt under the Revolving Credit Facility in connection with such amendment, we had approximately $22.4 million of borrowings outstanding under the Revolving Credit Facility (net of $0.1 million of unamortized issuance costs) and approximately $12.5 million of additional borrowings available thereunder. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. Our indebtedness could have important consequences, including:

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

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.

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

We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of September 30, 2021, we had 451 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

Our principal stockholders each holding more than 5% of our outstanding common stock collectively beneficially owned approximately 57.8% of our outstanding common stock immediately following our IPO. These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation, or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

Future sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of October 28, 2021, we had 126,874,443 shares of our common stock outstanding, including the 17,250,000 shares of common stock we sold in connection with the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. Substantially all of the remaining shares are currently restricted as a result of securities laws or restrictions in market stand-off provisions or lock-up agreements entered into in connection with the IPO (which may be waived at any time, with or without notice, by Goldman Sachs & Co. LLC and BofA Securities, Inc.). The lock-up period will expire 150 days after the date of the IPO. All shares of common stock subject to a lock-up agreement will be able to be sold unless held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.

In addition, following the expiration of the lock-up period described above, holders of an aggregate of approximately 100,552,064 shares of our common stock, based on the number of shares outstanding as of October 28, 2021 will be entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our Investors’ Rights Agreement. We also intend to register the offer and sale of all common stock that we may issue from time to time under our equity compensation plans. Once we register these shares, they will be freely tradable in the public market.

The market price of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse, when we register the sale of our stockholders’ remaining shares of our common stock, or if there is an expectation that such a lapse of resale restrictions or registration of shares will occur. A decline in the trading price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may impair your ability to sell shares of our common stock at a price higher than the price you paid for them or at all.

Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise.

We have 873,125,557 shares of common stock authorized but not outstanding, based on the number of shares of our common stock outstanding as of October 28, 2021. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of September 30, 2021, we had 30,625,929 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.92 per share, 17,068,716 of which were vested as of such date, and 9,352,717 additional shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.

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

From time to time we may provide estimates of market opportunity and forecasts of market growth. These estimates may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Use of Proceeds

On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. Goldman Sachs & Co. LLC (“GS”) and BofA Securities, Inc. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. We raised net proceeds to us of $155.6 million, after deducting the underwriting discount of $12.1 million and offering expenses of $4.8 million. As described in the Prospectus, we made a cash payment to an affiliate of GS in the amount of $1.6 million in connection with the closing of the IPO, pursuant to the terms of our Certificate of Incorporation in effect immediately prior to the IPO and the warrant to purchase shares of our common stock held by such affiliate. No other payments, including for expenses related to the IPO, were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
4.3	Warrant to Purchase Shares of Common Stock, dated as of March 26, 2020, issued by Kaltura, Inc. to Zarom Holding Limited, as amended	S-1/A	333-253699	4.7	03/23/2021
10.1	Credit Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the several banks and other financial institutions or entities from time to time party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and SVB, as Administrative Agent, as amended.	S-1/A	333-253699	10.1	07/12/2021
10.2	Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.7	03/23/2021
10.3	Form of Stock Option Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.8	03/23/2021
10.4	Form of Restricted Stock Unit Award under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.9	03/23/2021
10.5	Kaltura, Inc. Non-Employee Director Compensation Plan.	S-1/A	333-253699	10.17	03/23/2021
10.6	Form of Indemnification Agreement between Kaltura, Inc. and its directors and officers.	S-1/A	333-253699	10.18	03/23/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

*          Filed herewith.
**        Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALTURA, INC.

Date: November 04, 2021	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 04, 2021	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)