Form 10-K
period 2021-12-31
KALTURA INC
filed 2022-02-25
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40644

Kaltura, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue South 10th Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 290-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐    No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 18, 2022 was 127,065,210.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “Kaltura,” the “Company,” “we,” “us,” and “our,” refer to Kaltura, Inc. and its subsidiaries on a consolidated basis.

INDUSTRY AND MARKET DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources, and management estimates. Certain of these publications, studies and reports were published before the COVID-19 pandemic and therefore do not reflect any impact of COVID-19 on any specific market or globally. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets, which we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information. In addition, projections, assumptions, and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A. “Risk Factors” and the section titled “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

In particular, certain information identified in this Annual Report on Form 10-K is contained in the following independent industry publications or reports by Forrester Research, Inc. (“Forrester”) and Gartner, Inc. (“Gartner”):

•	Gartner, Market Guide for Enterprise Video Content Management, September 2020.

•	Gartner, Magic Quadrant™ for Enterprise Video Content Management, September 2013, October 2014, November 2015, November 2016 and November 2018.

•	Gartner, Critical Capabilities for Enterprise Video Content Management, March 2019.

•	Gartner, Magic Quadrant for Meeting Solutions, October 2020.

•	Gartner, Magic Quadrant for Meeting Solutions, October 2021.

•	Gartner, Critical Capabilities for Meeting Solutions, October 2021.

•	Forrester, The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021

GARTNER and MAGIC QUADRANT are registered trademarks and service marks of Gartner, Inc. and/or its affiliates in the U.S. and internationally and are used herein with permission. All rights reserved.

Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

Gartner Peer Insights reviews constitute the subjective opinions of individual end users based on their own experiences and do not represent the views of Gartner or its affiliates.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

PART I

Item 1. Business.

Overview

Our mission is to power any video experience, for any organization. Our Video Experience Cloud powers live, real-time, and on-demand video for webinars, events, virtual classrooms, and video sites. We also offer robust Application Programming Interfaces ("APIs") and Software Development Kits ("SDKs") for developers and industry solutions for education and media and telecom. Our Video Experience Cloud is used by leading brands across all industries, reaching millions of users, at home, at school and at work, for communication, collaboration, marketing, sales, customer care, learning, and entertainment experiences. With our flexible offerings, customers can experience the benefits of video across a wide range of use cases, while customizing their deployments to meet their individual, dynamic needs.

Video is everywhere. It has become a driving force for online interactions and engagement, and has revolutionized how we communicate, work, learn, and entertain. For businesses, video sits at the heart of digital transformation, with organizations increasingly embracing video solutions to better engage with customers and employees. Video adoption has been further fueled by the availability of broadband, increased penetration of smartphones, rise of over-the-top streaming (“OTT”) and cloud technologies, consumerization of enterprise technology, elevation of video to strategic and mission-critical use cases, the entry of younger professionals into the workforce and the growth in remote and distributed workforces. Furthermore, we believe the COVID-19 pandemic has accelerated the use and adoption of video.

Our vision and technology are differentiated in the market, addressing video as a unique data type that can and should be handled by a unified horizontal technology stack that powers all live, real-time, and on-demand video use cases, maximizing engagement, interactivity and the collection of data. Our Video Experience Cloud powers a wide array of video applications across industries and use cases. Our core offerings consist of various Software-as-a-Service (“SaaS”) products and solutions and a Platform-as-a-Service (“PaaS”) offering, including:

•
Video Products – Video Sites, Webinars, Virtual Classroom, and Events. Customers leverage these products for video-based communication, collaboration, training, and customer experience (marketing, sales, and customer care).

•
Video Industry Solutions – LMS Video (Learning Management System) and Lecture Capture for educational institutions to support and enhance in-class and remote teaching and learning. We also offer a TV Solution for media companies and telecom operators, allowing them to provide OTT advertising and subscription-based live and on-demand TV services for entertainment experiences.

•
Media Services – Live, real-time, and on-demand video APIs, SDKs, and Experience Components as well as Video and TV Content Management Systems that govern the entire lifecycle of video, enabling customers to build any video experience and workflow. Our Media Services also serve as a foundation for our products and industry solutions. Our APIs and SDKs address: media ingestion, creation, editing, files transcoding, live transcoding, real-time video, publishing, streaming, distribution, recording and scheduling, video enrichment, search, management, monitoring, engagement, video and image transformation, access control, user management, analytics, multi-tenancy, security, digital rights management, and media repurposing at scale. Our Experience Components include video player, video editor, video accessibility tools, video capture tools, large files upload SDKs, interactive video editor, quizzing, hot-spots, polling, native mobile and TV SDKs, video applications framework, embedded live stream app, and embedded WebRTC meeting components.

As of December 31, 2021, we had over 1,000 customers from a wide range of industries, including financial services, high technology, healthcare, education, public sector, media and telecommunications. Among our customers are 28 of the US Fortune 100, more than 50% of U.S. R1 educational institutions, including seven of the eight Ivy League schools and some of the largest global media companies and telecom operators. This subset of customers accounted for approximately 39% of our revenue for the year ended December 31, 2021. Most of our top customers leverage several Kaltura products for a range of use cases across their organization. Between December 31, 2018 and December 31, 2021, we expanded our base of customers with ARR greater than $100,000 from 178 to 294, and the number of customers with ARR greater than $1.0 million from 4 to 21.

In 2021, we were recognized as a Visionary in the 2021 Gartner® Magic Quadrant™, and we ranked 4th in the ‘External Presentation’ (4.44/5) Use Case, and 5th in the ‘Learning and Training’ (4.32/5), and ‘Webinars’ (4.16/5) Use Cases in the Gartner 2021 Critical Capabilities for Meeting Solutions Report. We were also recognized as a Representative Vendor in the 2020 Gartner Market Guide for Enterprise Video Content Management. We have been included in Gartner research reports on this since 2013, where we were listed as a Leader for 5 consecutive times in the Magic Quadrant for Enterprise Video Content Management report and ranked highest in all Use Cases in the last-published Critical Capabilities for Enterprise Video Content Management report. Gartner discontinued publication of this Magic Quadrant for Enterprise Video Content Management report in 2018 and of the correlating Critical Capabilities report in 2019.

We have also received customer recognition. As of January 19, 2022, we ranked 4.6/5 out of 57 reviews for Meeting Solutions and 4.6/5 out of 28 reviews for Enterprise Video Content Management by customers on Gartner Peer Insights.

In March 2021, we were also cited as a Strong Performer in The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.

To date, we have invested primarily in increasing the scope and depth of our offerings. At the same time, we have accelerated our year-over-year revenue growth from 12% in 2018 to 18% in 2019, 24% in 2020 and 37% in 2021. We accomplished this growth without materially increasing our sales and marketing spend over 2019 and 2020. In the fourth quarter of 2020, we began investing significantly in sales and marketing expenses to drive revenue growth, and we expect this trend to continue for the foreseeable future. Additionally, for the year ended December 31, 2021, we generated net losses of $59.4 million and had Adjusted EBITDA of $(12.2) million. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a discussion of the limitations of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP performance measure.

Our platform provides a differentiated and comprehensive value proposition for our customers. Additionally, we believe the demand for video offerings has reached an inflection point, with several trends driving strong demand for video applications. We intend to continue expanding our Video Experience Cloud with new Media Services, as well as new products and industry solutions. We have also begun to increase our sales and marketing investment to capture the significant market opportunity ahead of us, including increasing the size and reach of our direct sales team, and investing in self-serve products and channel partnerships to expand our presence with smaller customers across all industries.

Key Trends Impacting the Video Market

The nature of video consumption has transformed in recent years. Several major trends have played a role in this evolution:

•
Availability of Broadband: The availability of internet-based services has increased in recent years, with global telecom operators increasing investment in next-generation mobile networks to reach previously underpenetrated regions and enhance performance in existing ones. This, coupled with the decreasing price of broadband, has accelerated the use of internet-based services such as video across a global audience.

•
Broad Penetration of Smartphones: Billions of people around the world use smartphones today, equipped with sophisticated technology that allows them to create, watch, and transmit video anytime and anywhere.

•
Rise of OTT and Cloud Technologies: Television has left its original home within cable and satellite networks and TV set-top boxes and is now being delivered from the cloud as an internet-based service to any device. OTT video technology has enabled content providers to bypass the traditional distribution value chain and reach consumers directly without relying on network owners as the middleman.

•
Consumerization of Enterprise Technology: Employees in today’s businesses expect consumer-like experiences with enterprise technology, expanding their use case of technology at work from simply exchanging information and data, to interacting, socializing, and learning. This has accelerated the use of video for both internal and external use cases.

•
The Shift to Remote Work and Education: The world is shifting to a new normal that includes remote and hybrid work practices that rely heavily on video communication, including virtual meetings and asynchronous communications, each of which require complex, integrated video workflows and analytics, to create comprehensive digital experiences at scale. Additionally, as entire campuses have shifted online, video and virtual classrooms have become a requirement for business continuity and operations.

•
Virtual Events: Over the past two years, COVID-19 has forced conference and event organizers to adopt a virtual experience. Such events have proven their ROI in marketing funnels and employee engagement, enabling a scale of events and digital touchpoints with a lower budget. At the core of these events is video – for communication, content, education and more.

•
COVID-19 Pandemic Accelerating Preexisting Trends: We believe the COVID-19 pandemic has accelerated the use of video for numerous use cases, including remote learning, remote work, remote healthcare, consumer communication, e-commerce and online entertainment. We believe that the COVID-19 pandemic has accelerated preexisting trends, with video experiences poised to be a key element of online interactions for decades to come.

Limitations of Existing Video Solutions

While various video solutions exist in the market today, we believe they are mostly discrete inflexible point solutions that suffer from a lack of modularity, extensibility, and interoperability; offer limited breadth and depth of functionality, data insights, and end user engagement; and do not provide the required cloud-based enterprise-grade reliability, scalability, compliance, and security. As a result, these offerings limit the ability of customers to maximize the benefits of video technology for their businesses and are also too costly and require significant time to value.

•
Discrete Point Solutions: Most existing solution providers lack workflows and experiences connecting different video technologies (live, real-time and on-demand), devices, and use cases. As a result, businesses are faced with the complexity of working with multiple vendors to meet their video needs, often leading to a lack of cohesiveness across offerings, silos of content and disjointed workflows, and security and monitoring concerns.

•
Inflexible Offerings: Many existing video solutions are turnkey applications that provide little by way of integration and customization. Their inflexible architecture often inhibits existing vendors’ ability to innovate quickly and extend the offering to keep up with the rapidly growing and evolving needs for video. Additionally, existing vendors provide few tools for businesses to build their own advanced video workflows and products.

•
Limited Integration with Ecosystem: Most existing video solution providers have only a few integrations with third-party platforms, and therefore offer limited interoperability and a disjointed end-user experience.

•
Limited Analytics Capabilities: Existing solutions often lack the robust analytics tools that enable interactivity and personalization. This limits the ability of businesses to make data-driven business decisions, further translating to limited end user engagement and a lower return on investment.

•	Not Optimized for End Users: The interfaces of existing solutions are often not intuitive, and do not generate an immersive and engaging end user experience across devices.

•
Not Built for the Cloud: Many existing offerings are not cloud-native and instead rely on legacy on-premise deployments to deliver their solutions, limiting their ability to innovate quickly and provide video seamlessly across devices. This also creates operational complexities for customers managing multiple video solutions and limits their ability to leverage economies of scale.

•
Insufficient Support of Enterprise Standards: Many existing offerings lack the scale, security, and compliance needed by today’s enterprises, and also lack the development, contribution, and support for industry standards that promote openness, interoperability, and accessibility. This creates a growing risk for businesses that are using video for mission-critical use cases at scale.

•
Unnecessary Costs: Existing solutions frequently require extensive implementation, hardware maintenance and custom integrations with other video solutions and adjacent tools, often resulting in excess costs for the customer.

Kaltura’s Video Experience Cloud

Our Video Experience Cloud powers all types of video experiences: live, real-time, and on-demand. We designed it from the ground up using API-based building blocks that govern the entire video lifecycle and provide the foundation for our video applications. We believe our Video Experience Cloud is differentiated by the following characteristics:

•
Unified Experiences: Our native support for video solutions across the tech stack – live, real-time, and on-demand, enables us to create unified experiences that bridge technologies to create simple, cohesive workflows. This enables us to not only simplify operations, but also create new video experiences and richer content, avoiding the content and data silos generated by having several fragmented and disjointed point solutions.

•
Interactive Media Experiences: We provide the complete stack, from video creation tools to playback. By providing tools for creators, we can create more immersive playback experiences, with interactive options for viewers. Live experiences such as webinars and meetings can be translated to interactive on-demand videos, providing not only a better experience for each viewer, but also a longer shelf life for content created. With content-centric experiences, we create engagement around the content, powering learning and collaboration.

•
Media Services and Extensive Developer Tools: We offer developers extensive APIs, SDKs and media capabilities, enabling them to bring video experiences to any application. With embeddable experience components, application developers can shorten time to market, while bringing a complete and mature experience to their users.

•
Ecosystem: We have built a rich ecosystem of over 125 technology partners, extending our experiences with AI, video creation, and network optimization, among others. We make our partners’ solutions available to our customers through our marketplace, complete with a variety of plugins and out-of-the-box integrations with our platform. This ecosystem further simplifies our customers’ workflows, enabling them to weave video capabilities into non-video workflows and discover new technologies to further enhance their own offerings, ultimately increasing their satisfaction and stickiness with our platform.

•
Analytics: Our platform offers powerful analytics across multiple dimensions, including insights related to engagement, time and seasonality comparisons, bottleneck identification, and congestion detection. These features help companies maximize the use of the data they are gathering across video channels, and better guide workflows associated with subscription. They also enable us to generate a significant amount of valuable data, which, when coupled with our proprietary AI/ML-powered analytics capabilities, drives further usage of our platform, creating a powerful virtuous cycle.

•
Cloud-Agnostic: While most of our customers use our public cloud products and solutions, our solutions can be deployed across any private, public, or hybrid cloud environment, as well as on-premise, providing our customers with complete flexibility around their deployment.

•
Enterprise-Grade: Our platform offers enterprise-grade reliability, security, and scalability, allowing us to support mission-critical workflows for experiences of any scale. We also offer proactive monitoring and various tiers of customer support. For customers that rely on Kaltura to power TV experiences, we offer service availability commitments of up to 99.995%, the highest industry benchmark required by major media and telecom customers. Additionally, we are a leader in the market with the development, contribution, and support for industry standards such as MPEG-DASH, LTI, Caliper and Open Video Capture standards by IMS Global Learning Consortium. We maintain compliance with accessibility standards, such as 508, CVAA, and WCAG 2.0 AA, and issued a self-disclosing Voluntary Product Accessibility Template (“VPAT”) to ensure we adhere to the highest standards.

Growth Strategies

We intend to drive significant growth by executing on the following key strategies:

•
Acquire New Customers: We believe we have a significant opportunity to expand our presence with Fortune Global 2000 companies and other global enterprises. We are in the process of increasing our investment in sales and marketing to capitalize on our significant market opportunity and on the strong sales efficiency unit economics that we have demonstrated. We are growing our base of field sales representatives and customer success managers, which we believe will drive both geographic and vertical expansion. Additionally, we are investing for the first time in inside sales, self-serve offerings, and distribution channels. We believe this will enable us to expand our presence across all industries – beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.

•
Extend Product Leadership: We believe our platform is ideally suited for expansion across products, solutions, industries, and use cases. We will continue to invest in new technologies and harness existing ones. We intend to continue to invest in our solutions across multiple dimensions:

◦
Recent Product Introductions: In 2020, we entered the real-time-conferencing market for the first time with the introduction of our Webinars, Virtual Classroom, and Events products. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them.

◦	Future New Offerings, including:

▪
Products: We will continue to invest in new video products for training, communication and collaboration, marketing, sales and customer care, some of which will be made available as self-serve products.

▪
Industry Solutions: We believe there is a significant opportunity to extend our platform into more industries. Following the success of our media and telecom and education solutions, we intend to launch solutions for industries such as healthcare and financial services, among others.

▪
Media Services: We intend to enhance our Media Services offerings with additional core capabilities and invest in areas such as content creation, personalization and interactivity, content aggregation and syndication, AI and smart monetization. We also intend to add these capabilities into our existing and new products and industry solutions.

•
Increase Revenue from Existing Customers: We plan to continue to increase sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the years ended December 31, 2021 and 2020, our Net Dollar Retention Rate was 118% and 107%, respectively, demonstrating our ability to expand within our existing customer base.

•
Augment our Platform Offering through Partnerships and Opportunistic M&A: We plan to increase the breadth of partnerships with our technology partners, further allowing us to provide the most comprehensive video solutions to our customers. Additionally, we intend to continue to explore potential transactions that could enhance our capabilities or increase the scope of our technology footprint.

Kaltura Video Experience Cloud

Video experiences are the driving force for online interactions, at home, at work and at school. Our Video Experience Cloud powers all types of video experiences: live, real-time, and on-demand, engaging millions of end users daily. We designed our Video Experience Cloud from the ground up using API-based building blocks which govern the entire video lifecycle and provide the foundation for our video applications.

Our Media Services underpin our products and industry solutions, addressing all Media Services required for creation, transcoding, management, security, distribution, publishing, and analytics across live, real-time, and on demand video experiences. We believe this offering sets us apart by enabling ease of integration and customization, and by allowing us to innovate at a very high pace. Our Media Services are also offered to technology companies and developers in the form of a PaaS that includes APIs, SDKs, and Experience Components.

Companies across all industries use our Video Sites, Virtual Classroom, Webinars and Events products for communication, collaboration, training, and customer experience (marketing, sales, and customer care). Our industry solutions are used by educational institutions for in-class and remote teaching and learning, and by media and telecom companies to power TV and entertainment experiences.

Kaltura Media Services

•
APIs, SDKs, and Experience Components: These offerings include a comprehensive set of cloud video services addressing creation, ingestion, transcoding, management, security, editing, distribution, publishing, engagement, monetization, monitoring, multi-tenancy, and analyzing of video, audio, and images at scale. We also offer SDKs and Experience Components (a cluster of APIs that together form a software component with a front-end experience, such as a video player, live Q&A widget, online video editor, or polling tool) for fast development of advanced experiences, such as for video creation, capture, playback, webcasting, conferencing. or editing. These offerings not only serve as the video engine and experience layer of our own products and industry solutions, but are also offered to our customers to enable them to build their own video workflows and products. Our Media Services also serve technology partners within our marketplace who build plugins to our platform and enable our and their customers to leverage their value-add services such as for advanced media creation, AI, transcription, and delivery. Our Media Services are used today primarily by technology and healthcare companies; however, we believe they have potential applications across all industries.

•
Video and TV Content Management Systems: Kaltura Video and TV Content Management Systems are a market leading multi-tenant media content management systems (“CMS”). Our Video CMS offers integrations with social business applications, learning management systems, marketing automation systems, content management systems, and video conferencing solutions. It also provides users with a Video Player Studio to design and configure lightweight, fast, and customizable video players for optimal viewing experiences on any device. Furthermore, it offers video AI and enrichment tools for captions, translations, and auto-chaptering. Our Video CMS also offers deep analytics built in, as well as support for Caliper and xAPI along with reporting APIs. Users can leverage our Video CMS’ extensible service framework for connecting third-party video enrichment services, as well as a centralized dashboard to manage workflows and budgets across services and departments. Our TV CMS serves as the administration console for our full-service offering which enables the launch and operation of a robust and scalable end-to-end, full-feature TV service. It enables Pay-TV and content providers to manage offers, content catalogs, users, devices and payments, handle marketing campaigns, and collect business intelligence to initiate data-driven decisions to optimize the business outcomes of their TV service. It also offers users a consistent and continuous viewing experience across devices, with TV apps available on Android TV streamers, Android TV STB, Apple TV, Web browsers, iOS, and Android mobile devices and tablets, as well as LG and Samsung Smart TVs.

Kaltura Video Products

•
Webinars: Kaltura Webinars offers branded webinars with interactive tools to engage audiences. It provides customers with a brandable solution to ensure consistent brand messaging and customizable management to fit different needs. Additionally, Webinars offers interactive tools with rich video playback, polls, and other features, as well as integrated, advanced analytics to track engagement and connect to marketing automation workflows. Furthermore, via Kaltura Webinars users can scale to any audience with live broadcast, without the need to plan or incur more cost, and rich media recordings are immediately ready for reuse in embeddable galleries and for distribution to social channels.

•
Events: Kaltura Events is a fully customizable events platform designed to support differentiated experiences at scale, supporting live, simulated live, real-time, and on-demand experiences, with unique networking and engagement functionality. Kaltura Events supports any event size and type, from single session meetings, to town halls, to multi-session flagship events, creating dedicated journeys for all attendee types, flexible sponsor packages, and robust analytics. With fully customizable branded templates, organizations can scale their event strategy and create immersive experiences with a click of a button.

•
Video Sites: Video Sites is a market-leading enterprise video portal for watching, searching, creating, and engaging with live, real-time, and on-demand rich media content. This customizable portal can be used for learning and development, knowledge sharing and collaboration, as well as internal and external communication. It allows users, based on their permissions, to create, upload, share, search, browse, respond to quizzes, and watch live, real-time, and on-demand videos, video presentations, screencasts, conferencing recordings, and other rich media content, with full user management and moderation capabilities that enforce compliance and governance.

•
Virtual Classroom: We enable both synchronous learning with Kaltura Virtual Classroom and asynchronous learning with training videos, video quizzes, and much more. User-level and content-level analytics provide feedback for learners and instructors.  Kaltura Virtual Classroom offers a persistent virtual learning environment focused on engagement, interaction, and analytics. It enables users to join virtual classrooms with one click where participants interact face-to-face from any device, with no downloads or installations required. Kaltura Virtual Classroom offers collaboration and moderation tools, including whiteboard, quizzes, breakout rooms, and Q&A. Furthermore, Kaltura Virtual Classroom includes integrations to all leading LMS platforms and provides a white-label solution that can be customized to match each instructor’s class management style.

Kaltura Industry Solutions – Education

•
LMS Video: Kaltura Learning Management Systems (“LMS”) Video allows customers to experience rich media as a native part of their LMS workflows by embedding video creation, publishing, search, playback, editing, captioning, analytics, and quizzing anywhere within the learning environment (course content, assignments, discussions, and more). These solutions enable customers to organize media repositories within course media galleries, personal user spaces, and instructor repositories for collaboration, reuse, and sharing of content. Quiz results and video engagement metrics can be seamlessly integrated into LMS gradebooks or analytics features. Kaltura LMS Video is available for various systems, including Moodle, Blackboard, Sakai, Canvas, and Brightspace.

•
Lecture Capture: Kaltura Lecture Capture is a capture tool to record lectures and classrooms and make recordings available to students via Kaltura’s platform. Lectures and classes can be captured from multiple different devices. Kaltura Lecture Capture allows users to automatically publish course capture recordings to LMS courses, and videos can be enriched with captioning, interactive video quizzes, and advanced metadata. Users can leverage advanced analytics on viewership with user-level heatmaps, insights on engagement, and comparative analysis. Furthermore, they can use learning tools such as video quizzes, dynamic layers, hotspots, and interactive video paths to increase engagement. Customers can also leverage Lecture Capture for automated transcription, editing, advanced analytics, and metadata extraction.

Kaltura Industry Solutions – Media & Telecom

•
TV Solution: Our TV Solution is a turn-key solution powering TV operators to maximize their revenues, drive conversion and increase customer retention while providing the ability to conduct experiments and evaluate new monetization techniques. Geared towards medium-size media companies and operators, who do not need the level of customization required by tier-1 companies, Kaltura TV Solution contains all the required modules out-of-the-box to manage the TV service offering: content packages, pricing, discounts and coupons (in multiple currencies), support for free trials, seasonal pass and Pay-Per-View, box sets, Electronic-Sell-Through, and Advertising, Subscription, and Transactional offerings, as well as the user interface and apps for consumers.

Customers

As of December 31, 2021, we served over 1,000 customers, including several of the world’s leading brands across multiple industries, including financial services, high technology, healthcare, education, public sector, media and telecommunications. We serve 28 of the US Fortune 100, and more than 50% of U.S. R1 educational institutions, including seven of the eight Ivy League schools. Additionally, our solutions power 16 major global TV initiatives.

Our customers are global, spanning 50 countries, and during the year ended December 31, 2021, our technology reached end users in over 200 countries. For the year ended December 31, 2021, approximately 62% of our revenue was generated from customers in the Americas, 31% from customers in EMEA and 7% from customers in APAC. We have sold our products to customers of all sizes, selling to large global enterprises as well as more recently to SMEs.

Sales & Marketing

Our sales organization is primarily comprised of direct sales and account teams that focus mainly on acquisition, retention, and growth of large customers, including Fortune Global 2000 organizations. We currently have four direct sales and account teams, as noted below. Each of our teams sells the following offerings:

•	M&T team, which sells our Media Services and TV Solution to media and telecom companies.

•	Education team, which sells our Media Services, Video Products and specialized education industry solutions to universities and K-12 institutions.

•	Technology team, which sells our Media Services and Video Products to technology companies who want to integrate our offerings into their own video workflows and products.

•	“All Other Enterprises” team, which sells our Media Services and Video Products to all other customers (as well as sells our Video Products to our M&T customers).

Additionally, we leverage reseller relationships globally to help market and sell our products to customers worldwide, especially in areas in which we have a limited presence.

We are investing in initiatives to more efficiently reach new customers and expand our partnerships with existing ones. For example, we recently launched the option to purchase our Webinars, Virtual Classroom, and Media Services offerings directly from our website, allowing us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market.

Our marketing efforts are focused on creating preference for our brand, and driving leads to Kaltura through thought leadership, participation in industry events, analyst and press coverage, customer referrals, community work, customer user groups, and Kaltura produced customer and industry events like “Kaltura Connect” and “Kaltura Virtually Live”. We also leverage digital campaigns and make free trials available for many of our products to drive engagement and conversion.

Research & Development

Our business has been driven by constant innovation, anticipating trends ahead of other participants in the market. We believe we are one of the first organizations to recognize the importance and mission-critical nature of video experiences, and the subsequent need for Media Services that allow both us and our customers to support any video experience and workflow. Our ability to be a leader in our target markets and rapidly introduce new applications depends on the constant expansion of our Media Services, and the development of new products and industry solutions that rely on them.

We work closely with our customers to address their growing needs for video experiences across all areas of operation. Our engineers aim to stay on the cutting edge of video experiences and have released over 100 new and enhanced features a year, on average for the last several years.

Our main research and development facility is located near Tel Aviv, Israel, which we believe is a strategic advantage for us, allowing us to leverage a talented pool of engineers and product experts.

Technology & Operations

We believe our unique specialized Video Experience Cloud and technology enable a high level of reliability, scalability, performance, and security. Our cloud platform was specifically designed to address the entire lifecycle of video, addressing the need for intense computing resources for encoding, processing, synchronization, and delivery, as well as a higher level of bandwidth and network utilization and performance. We have addressed this in our platform design and development from the start. Our SaaS and PaaS offerings are deployed on AWS across several regions, including in Virginia, Oregon, Canada, Ireland, Frankfurt, Singapore, and Australia. In each region we are deployed on several availability zones for improved availability and resilience. We are also in the process of deploying our platform on Oracle Cloud Infrastructure, which we believe will further enhance the resilience, reach and scale of our operations.

Our technology and platform are cloud agnostic, allowing us to also offer private cloud, on-premise, and hybrid deployment options. While the great majority of our customers are deployed on our AWS public cloud infrastructure, some customers are hosted on separate and dedicated AWS private cloud environments that are also managed by us. Some customers have a hybrid cloud deployment, running our platform from the public cloud alongside a locally hosted Kaltura Enterprise CDN service or with locally hosted content storage. We also cater to self-hosted on-premise customers that deploy the same Kaltura Video Experience Cloud fully on their own infrastructure, and manage it for themselves.

Our cloud operation teams are responsible for maintaining and upgrading our production environments, and for our system availability service-level agreements which vary from 99.9% to 99.995% (depending on the service).

Our customer care teams are located around the world and operate on a “follow-the-sun” model, providing 24/7 service and ensuring that issues with our products and platform are addressed quickly, and according to our service level agreements.

Our Video Operations Center (“VOC”) is responsible for monitoring our applications and services 24/7, responding to system alerts, and managing incidents.

Partner Ecosystem

We have built an ecosystem consisting of over 125 partners that have integrated with our solutions, and extend our products and platform capabilities with creation, AI, transcripts, and delivery capabilities. We make our partners’ solutions available to our customers through our marketplace, complete with a variety of plugins and out-of-the-box integrations with our platform. This ecosystem further simplifies our customers’ workflows, enabling them to weave video capabilities into non-video workflows and discover new technologies to further enhance their own offerings, ultimately increasing their satisfaction and stickiness with our platform. It also allows us to test new experiences and components with our customers and determine which of the partnerships or technologies are strategic to our business.

We also leverage a network of value-add resellers that add additional services or integrations to our products, helping us drive the acquisition of new customers around the world, notably those in regions in which we do not have significant presence.

We also maintain relationships with cloud partners, most notably Amazon Web Services (“AWS”). We are an AWS Technology Partner and certified as an AWS competency partner in Education and Digital Workspace, with validated qualifications in Public Sector. As a member of the AWS ISV Accelerate Program, we are able to co-sell with the AWS sales organization to accelerate sales cycles and drive new business. Additionally, our offerings are available in the AWS marketplace.

Human Capital Resources

As of December 31, 2021, we had 758 employees operating across 34 countries on 5 continents.

We aim to provide our employees with a competitive salary and benefits that will enable them to achieve a good quality of life and plan for the future. In addition to competitive base salaries and cash compensation, we maintain equity incentive plans to attract, retain and reward personnel through share-based compensation awards.

We are committed to ensuring a culture of diversity and equality. Our culture embraces our employees’ differences in age, race, gender and gender identity, sexual orientation and nationality.

Except for certain of our employees in Brazil, our employees are not represented by a labor union in respect to their employment or covered by a collective bargaining agreement.

 We have not experienced any work stoppages and largely consider our relationship with our employees to be good and mutually beneficial.

Competition

We believe our technology positions us well to compete with other video solution providers. Our key competitors vary based on market and industry.

•	Our main competitors for Media Services (including Kaltura Video Content Management System) are Microsoft/Azure Media Services, Amazon/AWS Media Services, and Twilio

•	Our main competitors for Video Sites are Microsoft and Vimeo

•	Our main competitors for Webinars are Zoom and Cisco

•	Our main competitors for Events are Cvent, Intrado and Hopin

•	Our main competitor for Virtual Classroom is Adobe Connect

•	Our main competitors for our Education Solutions (Kaltura LMS Video and Lecture Capture) are Zoom, Microsoft, and Cisco

•	Our main competitors for our Media & Telecom Solution are Synamedia (formerly under Cisco), MediaKind (formerly under Ericsson), and Comcast Technology Solutions (part of Comcast)

We believe the principal competitive factors in our markets include, but are not limited to:

•	breadth and scale of products, solutions, and Media Services;

•	ability to provide a cross-organization video platform with multiple interoperable video solutions;

•	ability to support converging experiences across live, real time, and on-demand video;

•	flexibility to build and support custom workflows using video technology;

•	ease of customization and integration with other products;

•	quality of service and customer satisfaction;

•	flexibility of deployment options;

•	ability to innovate quickly;

•	data capabilities, including advanced analytics and AI;

•	enterprise-grade reliability, security, and scalability;

•	cost of implementation and ongoing use;

•	brand recognition; and

•	corporate culture.

We believe that we compare favorably on the basis of the factors listed above. However, many of our competitors have substantially greater financial, technical, and marketing resources; relationships with large vendor partners; larger global presence; larger customer bases; longer operating histories; greater brand recognition; larger and more mature intellectual property portfolios; and more established relationships in the industry than we do. Furthermore, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry—The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition and results of operations could be harmed.”

Intellectual Property

Intellectual property is an important aspect of our business and we seek protection for our intellectual property rights as appropriate. To establish and protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws, know-how and continuing innovation, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements.

As of December 31, 2021, we owned nine issued U.S. patents and eleven non-U.S. patents and patent applications. The issued U.S. patents are expected to expire between 2028 and 2035.

We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in the United States and in some other jurisdictions. As of December 31, 2021, we owned five registered trademarks in the United States and three registered trademarks in foreign jurisdictions, including the European Union and Brazil, that we consider material to the marketing of our products, including the “Kaltura” name and logo.

We generally seek to enter into confidentiality agreements and proprietary rights agreements with our employees and consultants and to control access to, and distribution of, our proprietary information. However, we cannot guarantee that all applicable parties have executed such agreements. Such agreements can also be breached, and we may not have adequate remedies for such breach.

Intellectual property laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated. Furthermore, the laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform and many of our products and services incorporate software components licensed to the general public under open-source software licenses. We obtain some components from software developed and released by contributors to independent open-source components of our platform. Open-source licenses grant licensees broad permissions to use, copy, modify and redistribute certain components of our platform. As a result, open-source development and licensing practices can limit the value of our proprietary software assets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services with the same functionality as our platform. Policing unauthorized use of our technology is difficult. Our competitors could also independently develop technologies like ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products and services incorporating those technologies. For more information regarding the risks relating to intellectual property, see Part I, Item 1A. “Risk Factors—Risks Related to Information Technology, Intellectual Property and Data Privacy and Security.”

Seasonality

Historically, we have experienced seasonality in bookings and collections from customers within the education market, with a pattern of higher sales and new academic customers in the second and third quarters of the year as a result of school procurement periods, resulting in lower sequential sales and customer growth in other quarters of the year. We also experience increased usage by these customers during periods when school is in session, leading to higher cost of revenue during the first and fourth quarters of the year. Because the agreements for certain of our solutions do not limit usage or increase pricing for usage in excess of a specified amount, these additional costs may not result in a corresponding increase in revenue.

The rapid growth we have experienced in recent years may have masked the full effects of these seasonal factors on our business to date, and as such, these factors may have a greater effect on our results of operations in future periods.

Additional Information

Kaltura, Inc. was incorporated as a Delaware corporation in October 2006. We completed our initial public offering of our common stock in July 2021.

Our website is www.kaltura.com. At our Investor Relations website, investors.kaltura.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

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

Our total revenue for the years ended December 31, 2021 and 2020 was $165.0 million and $120.4 million, respectively, representing an annual growth rate of 37%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:

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

We have incurred losses in each year since our incorporation in 2006, including net losses of $59.4 million,  $58.8 million, and $15.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $(322.6) million as of December 31, 2021. We intend to continue to expend substantial financial and other resources on, among other things:

•	growing our base of field sales representatives and customer success managers, introducing inside sales and self-serve offerings and distribution channels, and expanding our customer base;

•
extending our product leadership by investing in our Webinars and Events products, as well as our TV Solution and other recently introduced offerings, as well as by developing new products, expanding our platform into additional industries and enhancing our Media Services offerings with additional core capabilities and technologies;

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

These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. In addition, to the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term. This will be particularly true as we acquire new customers for our Events product and TV Solution, which entail significant non-recurring up-front costs as compared to our other offerings, and because we expect to significantly increase our sales and marketing spend in anticipation of future revenue growth. If our revenue does not increase to offset the expected increases in our operating expenses, we will not achieve profitability in future periods and our net losses may increase. Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our platform, products or solutions, increasing competition, or any of the other factors discussed in this Risk Factors section. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the market price of our common stock to decline.

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

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, as well as government mandates, we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, our partners and the communities in which we operate, which could negatively impact our business. In the first quarter of 2020, we temporarily closed all of our offices and enabled our entire work force to work remotely. We also suspended all travel worldwide for our employees for non-essential business. In the second quarter of 2020, we reopened selected offices, however most of our employees continued to work remotely, a majority of whom continue to do so as of the date of this Annual Report on Form 10-K. These changes could extend into future quarters.

While the pandemic related to COVID-19 and its variants has not had a material adverse impact on our operations through the date of this Annual Report on Form 10-K, the impact of COVID-19 and its variants on our ability to attract, serve, retain, or upsell customers is inherently uncertain and depends on the duration, severity and potential resurgence of the outbreak and its impact on end users, customers, and the macroeconomic environment as a whole. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, continued limitations on travel and doing business in person may negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could adversely affect our business, financial condition and results of operations.

In addition, as a result of the increase in usage we experienced as a result of the pandemic, in the third quarter of 2020, we accelerated our existing plans to move from our own data centers to public cloud infrastructure in order to provide required stability, reliability, scalability and elasticity. Though we do not believe our transition to and reliance on public cloud infrastructure will materially increase our cost of revenue over the long-term, our cost of revenue did increase in the third and fourth quarters of 2020, and we incurred additional costs related to this transition in 2021 as we continued the process of scaling our network infrastructure. Our gross margin and results of operations have also been impacted by, and may continue to be impacted by, the increased usage of certain of our offerings, primarily in the education market, for which the terms of our customer agreements do not limit customer usage or increase pricing for usage above a certain amount. In addition, in connection with our transition to public cloud infrastructure, we recorded a one-time expense during the third quarter of 2020 related to the abandonment of data center equipment.  We also experienced an initial period of unstable service during the first few months of this transition, causing us to fall below the service-level commitments in our customer agreements, which could negatively impact customer renewals and, as a result, our Net Dollar Retention Rate, in future periods.

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

•	our increasing reliance on public cloud infrastructure, which will result in higher variable costs compared to our own data centers;

•	network outages;

•	developments or disputes concerning our intellectual property or proprietary rights, our platform, products or solutions, or third-party intellectual property or proprietary rights;

•	negative publicity about our company, our offerings or our partners, including as a result of actual or perceived breaches of, or failures relating to, privacy, data protection or data security;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	general economic, industry, and market conditions;

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

In particular, our cost of revenue is generally higher in periods during which we acquire new customers for our Events product, which can entail significantly higher up-front costs compared to our other offerings. Historically, we have also experienced seasonality in bookings and collections from customers within the education market, with a pattern of higher sales and new academic customers in the second and third quarters of the year as a result of school procurement periods, resulting in lower sequential sales and customer growth in other quarters of the year. We also experience increased usage by these customers during periods when school is in session, leading to higher cost of revenue during the first and fourth quarters of the year. Because the agreements for certain of our solutions do not limit usage or increase pricing for usage in excess of a specified amount, these additional costs may not result in a corresponding increase in revenue.

In addition, beginning in the second quarter of 2020 and continuing through the second quarter of 2021, we experienced a significant increase in the usage of our offerings due to the COVID-19 pandemic. As a result of this usage and increased demand from our customers, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity. In addition, operating on public cloud infrastructure has increased our variable costs, which may lead to higher overall costs, particularly in the near term as our usage scales.

The impact of one or more of the foregoing or other factors may cause our results of operations to vary significantly. Such fluctuations make forecasting more difficult and could cause us to fail to meet the expectations of investors and securities analysts, which could cause the trading price of our common stock to fall substantially, resulting in the loss of all or part of your investment, and subject us to costly lawsuits, including securities class action suits. Additionally, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, these factors may have a greater effect on our results of operations in future periods.

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

In connection with the preparation of the consolidated financial statements included in in our final prospectus dated July 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 22, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”), we concluded that there was a material weakness in our internal control over financial reporting. In particular, we concluded that we did not have effective controls over the estimation of fair value in connection with stock-based compensation expenses and re-measurement of liabilities in connection with warrants to purchase preferred and common stock.  As a result, we restated our consolidated financial statements. For additional details, see Note 20 to our consolidated financial statements included in the Prospectus.

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

Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. Our top ten customers in the aggregate accounted for approximately 31.0%, 29.4% and 27.0% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2020, and 2019, Vodafone accounted for approximately 11.6% and 12.0% of our revenue, respectively. Although in the year ended December 31, 2021 no individual customer accounted for more than 10% out of our total revenue, both Vodafone and Amazon continued to contribute a significant portion of our overall revenue during the period. While the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons. See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.” We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

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

We make a version of our Media Services, Kaltura Community Edition (“Kaltura CE”), available to the public at no charge under an open source license, the Affero General Public License version 3.0 (“AGPL”). Although Kaltura CE does not include many widely used Kaltura applications, it can be used on a self-hosted basis as a standalone video platform. The AGPL grants licensees broad freedom to view, use, copy, modify and redistribute the source code of Kaltura CE. Anyone can download a free copy of this version of our platform from the internet, and we neither know who all of our AGPL licensees are, nor have visibility into how Kaltura CE is being used by licensees, so our ability to detect violations of the open source license is extremely limited. Additionally, even if we become aware of any violations, open source licenses, including the AGPL, have not been widely interpreted by courts, leading to uncertainty surrounding any ability to enforce such licenses.

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

Our Video Experience Cloud consists of our Media Services offerings and multiple products and solutions, and we compete in each product or solution category as well as on the platform level as a whole. The market for our offerings is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:

•	breadth and scale of products, solutions and Media Services;

•	ability to provide a cross-organization video platform with multiple interoperable video solutions;

•	ability to support converging experiences across live, real-time and on-demand video;

•	flexibility to build and support custom workflows using video technology;

•	ease of customization and integration with other products;

•	quality of service and customer satisfaction;

•	flexibility of deployment options;

•	ability to innovate quickly;

•	data capabilities, including advanced analytics and AI;

•	enterprise-grade reliability, security and scalability;

•	cost of implementation and ongoing use;

•	brand recognition; and

•	corporate culture.

Our key competitors vary based on market and industry, and include:

•	Microsoft/Azure Media Services, Amazon/AWS Media Services and Twilio for our Media Services;

•	Microsoft and Vimeo for Video Sites;

•	Zoom and Cisco for Webinars;

•	Intrado, Cvent and Hopin for Events;

•	Adobe Connect for Virtual Classroom;

•	Zoom, Microsoft and Cisco for our education solutions; and

•	Synamedia (formerly under Cisco), MediaKind (formerly under Ericsson) and Comcast Technology Solutions for our Media & Telecom Solution.

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

Our customer agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we may be contractually obligated to provide these customers with service credits, or customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions, either of which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied or refunds paid out. In addition, customer terminations or any reduction in renewals resulting from service-level failures could significantly affect both our current and future revenue. For example, during the third quarter of 2020, we experienced an initial period of service instability in connection with the acceleration of our existing plans to transition our technology to public cloud infrastructure, causing us to fall below the service-level commitments in our customer agreements for the first few months of this transition. Though this did not result in a significant increase in customer terminations and we have not seen a material decrease in customer renewals to date, we cannot guarantee that we will not experience a material decrease in customer renewals in future periods as additional customers cycle through their subscription terms.

In addition, the agreements we enter into with our TV Solution customers typically provide for committed delivery schedules and milestones with which we are required to comply in connection with the deployment of our offerings. The deployment process for our TV Solution offering is often complex, and our ability to comply with our obligations under these agreements depends on a variety of factors both within and outside of our control, including the timely performance of front-end software developers and other third-parties. If we fail to meet our committed delivery schedules and milestones, we could be subject to contractual penalties, including liquidated damages, as well as breach of contract claims, which could result in litigation and cause us to incur additional costs, including in the form of additional damages or settlement payments. Affected customers may also elect to terminate their agreements with us.

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

We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Russia, Ukraine and Belarus. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, sanctions by the United States and the European Union (“EU”) against Russia, and any escalation of political tensions or economic instability in the area could have an adverse impact on our third-party software development in Russia, Ukraine and Belarus. In particular, increased tensions among the United States, the North Atlantic Treaty Organization and Russia, including any actual or threatened invasion of Ukraine by Russia, could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in Russia, Belarus and Ukraine, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and, as a result, our competitive position or our results of operations could suffer.

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

In addition, though most of our sales are, and have historically been, made through our direct sales organization, we recently launched the option to purchase certain of our offerings directly from our website, which we believe will allow us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market. This self-service model requires us to incur sales and marketing expenses often prior to generating corresponding revenue. We cannot guarantee, however, that this model will succeed in generating revenue in excess of the corresponding sales and marketing expenses, or that it will be effective in helping us achieve our other objectives, any of which would adversely affect our business, financial condition, and results of operations.

The sales prices of our offerings may change, which may reduce our revenue and gross profit and adversely affect our financial results.

The sales prices for our offerings may be subject to change for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products, promotional programs, general economic conditions, or our marketing, user acquisition and technology costs and, as a result, we anticipate that we will need to change our pricing model from time to time. In the past, including in connection with the COVID-19 pandemic, we have sometimes adjusted our prices for individual customers in certain situations, and expect to continue to do so in the future. Moreover, demand for our offerings is price-sensitive. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide for free. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new customers or grow and retain our customer base based on our historical pricing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and resellers are willing to pay in those countries and regions. As we develop and introduce new offerings, as well as features, integrations, capabilities, and other enhancements, we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract customers in response to competitive or other pressures. Any decrease in the sales prices for our products, without a corresponding decrease in costs, increase in volume or increase in revenue from our other offerings, would adversely affect our revenue and gross profit. This is particularly true with respect to our Events product and TV Solution, which generally entail significantly higher up-front costs compared to our other offerings. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations.

We expect our revenue mix to vary over time due to a number of factors. Our gross margins and results of operations could be negatively impacted by changes in revenue mix and costs resulting from any number of factors, including entry into new markets; growth in lower margin markets, such as the markets for our Events product and TV Solution, and the timing and aggregate usage of our solutions by such customers; entry into markets with different pricing and cost structures; increased usage of certain products and solutions that we offer to customers without usage caps; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

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

Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2021, 2020 and 2019, we generated approximately 42%, 43% and 44% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations will become increasingly global as our business continues to grow. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:

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

•	exposure to many evolving stringent and potentially inconsistent laws and regulations relating to privacy, data protection, and information security, particularly in the European Union;

•	changes in a specific country’s or region’s political or economic conditions, including the escalating tensions along the Russia-Ukraine border;

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

•	difficulties in maintaining our corporate culture with a dispersed workforce;

•	risk resulting from changes in currency exchanges rates, including the depreciation of the Russian ruble (in which certain of our customer agreements are denominated) against the U.S. dollar;

•	reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;

•	slower than anticipated availability and adoption of cloud infrastructures by international businesses, which would increase our on-premise deployments;

•	limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;

•	potential changes in laws, regulations, and costs affecting our U.K. operations and personnel due to Brexit;

•	limited or unfavorable—including greater difficulty in enforcing—intellectual property protection; and

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

Risks Related to Information Technology, Intellectual Property and Data Privacy and Security

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

Our business platform, products and solutions involve the collection, storage, processing, transmission, and other use of data, including certain confidential, sensitive, and personal information. Any security breach, data loss, or other compromise, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. For example, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments.

If our security measures are breached as a result of third-party action, employee error or negligence, a defect or bug in our offerings or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to any data, including our confidential, sensitive, or personal information or the confidential, sensitive, or personal information of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability, including under applicable data privacy and security laws and regulations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. We could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, or other services. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

Insufficient investment in, or interruptions or performance problems associated with, our technology and infrastructure, including in connection with our ongoing expansion of our use of public cloud infrastructure, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.

Customers of our offerings need to be able to access our platform at any time, without interruption or degradation of performance. As a result of the increase in usage we experienced as a result of the COVID-19 pandemic, in the third quarter of 2020, we accelerated our existing plans to move from our own data centers to public cloud infrastructure with the goal of providing improved stability, reliability, scalability and elasticity for our offerings. This transition is complex and time-consuming and involves risks inherent in the conversion to a new system, including potential loss of information and disruption to our normal operations. We may discover deficiencies in our design, implementation or maintenance of our new cloud-based systems that could adversely affect our business, financial condition, and results of operations.  For example, we experienced an initial period of unstable service during the first few months of this transition, causing us to fall below the service-level commitments in our customer agreements. Though service has since stabilized, we cannot guarantee that we will not experience similar instability in the future. Furthermore, we cannot yet know the ultimate impact of this or any similar future event on our customer relationships, and it is possible customers may be less inclined to renew their subscriptions following the expiration of their current terms.

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

Further, the steps we take to protect our intellectual property and proprietary rights may be inadequate. We may not be able to register our intellectual property rights in all jurisdictions where we conduct or anticipate conducting business, and may experience conflicts with third parties who contest our applications to register our intellectual property. Even if registered or issued, we cannot guarantee that our trademarks, patents, copyrights or other intellectual property or proprietary rights will be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We will not be able to protect our intellectual property and proprietary rights if we are unable to enforce our rights or if we do not detect infringement, misappropriation, dilution or other unauthorized use or violation thereof. If we fail to defend and protect our intellectual property rights adequately, our competitors and other third parties may gain access to our proprietary technology, information and know-how, reverse-engineer our software, and infringe upon or dilute the value of our brand, and our business may be harmed. In addition, obtaining, maintaining, defending, and enforcing our intellectual property rights might entail significant expense. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, may be designed around by our competitors, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.

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

We receive, collect, store, process, transfer, and otherwise use personal information and other sensitive information about individuals and other data relating to users of our offerings, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personally information and other sensitive information about individuals. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal, and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, process, transfer, and otherwise use user data or develop new services and features.

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

In the United States, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.

 Our communications with our clients are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

 Various other U.S. federal privacy laws are relevant to our business, including the Family Educational Rights and Privacy Act and the Children’s Online Privacy Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, injunctions and other consequences, loss of trust by our users, and a material and adverse impact on our reputation and business.

 In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which came into force in 2020 and provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois, and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

 In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, in July 2021, Colorado enacted the Colorado Privacy Act (“COCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). The COCPA closely resembles the VCDPA, and both will be enforced by the respective states’ Attorney General and district attorneys, although the two differ in many ways. Once the VCDPA and COCPA become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

 In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security incident, including a breach. Regardless of our contractual protections, any actual or perceived security incident or breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

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

Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the European Economic Area to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU also states that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Further, the European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant, new transfers since September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We are required to implement the revised standard contractual clauses within the relevant time frames.

Additionally, the GDPR greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the rights of individuals to whom the personal data relates, maintaining a record of data processing, security breach notifications and measures for the security and confidentiality of personal data.

Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices and/ or assessment notices (for a compulsory audit).

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, recent European court and regulatory decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users.

Further, in March 2017, the United Kingdom formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The United Kingdom ceased to be an EU Member State on January 31, 2020. The UK General Data Protection Regulation (“UK GDPR”), together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million / £17.5 million or 4% of global turnover. The U.K.’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the U.K. under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR within the relevant time frames.

In addition, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.

Despite our efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups, or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

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

As of December 31, 2021, we had approximately $38.6 million of borrowings outstanding under the Term Loan Facility and approximately $35.0 million available for additional borrowings under the Revolving Credit Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. Our indebtedness could have important consequences, including:

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

The agreement governing our Credit Facilities also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting requirements, as described elsewhere in this Annual Report on Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. We may not be able to generate sufficient recurring revenue or cash flow or maintain sufficient liquidity to meet the financial covenants or pay the principal and interest under our Credit Facilities when required. If we fail to make payments under our Credit Facilities or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Facilities to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under our Credit Facilities. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

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

In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the Israeli Control of Products and Services Decree (Engagement in Encryption), 5735-1974, and the Israeli Law of Regulation of Security Exports, 5767-2007, and our business must also be conducted in compliance with applicable trade and economic sanctions laws and regulations, including those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end users, as well as for certain end uses. Further, our offerings that incorporate encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements. We have certain customer and third party relationships in Russia, Belarus and Ukraine. In response to escalating tensions along the Russia-Ukraine border, the U.S. government has stated it is considering imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union, may also implement sanctions or other restrictive measures against Russia. These potential sanctions and export controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region.

Our global operations expose us to the risk of violating, or being accused of violating, Trade Controls. While we have procedures in place designed to ensure our compliance with Trade Controls, we cannot guarantee that these procedures will be successfully followed, and failure to comply could subject us to both civil and criminal penalties, including substantial fines, disgorgement of profits, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our offerings are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties. Investigations of alleged violations can be expensive and disruptive.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our offerings or the ability of our customers or end users to implement our offerings in those countries. Changes in our offerings or changes in export and import regulations in such countries may create delays in the introduction of our offerings into international markets, prevent our end-customers with international operations from deploying our offerings globally or, in some cases, prevent or delay the export or import of our offerings to certain countries, governments, or persons altogether. Any change in import laws or regulations, Trade Controls or related legislation, shift in the enforcement or scope of existing import or Trade Controls laws or regulations, or change in the countries, governments, persons, or technologies targeted by such import or Trade Controls laws or regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export to or sell our offerings in international markets could adversely affect our business, financial condition and results of operations, and our ability to execute our growth strategy.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Criminal Law, 5737-1977, the Israeli Prohibition on Money Laundering Law, 5760–2000 and other anti-bribery and anti-money laundering laws in countries in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

We are subject to taxation in several countries, including the United States and Israel; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws in these jurisdictions could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. In particular, the U.S. presidential administration and members of the U.S. Congress have proposed significant changes in U.S. federal income tax law, which could affect us and our business. For example, these proposals include, among others, a permanent increase in corporate tax rates, an increase in the tax rate applicable to global intangible low-taxed income and elimination or restriction of certain related exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. These proposals are being considered by the U.S. Congress, but the likelihood of these or other changes being enacted or implemented is unclear. We are currently unable to predict whether these or other changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by changes in tax laws in various jurisdictions.

In addition, the Organization for Economic Cooperation and Development (“OECD”), with the support of the G20, initiated the base erosion and profit shifting (“BEPS”) project in 2013 in response to concerns that changes were needed to international tax laws. In November 2015, the G20 finance ministers adopted final BEPS reports designed to prevent, among other things, the artificial shifting of income to low-tax jurisdictions, and legislation to adopt and implement the standards set forth in such reports has been enacted or is currently under consideration in a number of jurisdictions. In May 2019, the OECD published a “Programme of Work,” which was divided into two pillars. Pillar One focused on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than the historical “permanent establishment” concept. Pillar Two, among other things, introduced a global minimum tax. More recently, 137 member jurisdictions of the G20/OECD Inclusive Framework on BEPS joined the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” which sets forth the key terms of such two-pillar solution, including a reallocation of taxing rights among market jurisdictions under Pillar One and a global minimum tax rate of 15% under Pillar Two. As this framework is subject to further negotiation, final approval by the G20, and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. These changes, if and when enacted, by various countries in which we do business may increase our taxes in these countries. The foregoing tax changes and other possible future tax changes may have an adverse impact on us, our business, financial condition, results of operations and cash flow.

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

As of December 31, 2021 we had U.S. federal net operating loss carryforwards of approximately $275 million and U.S. state net operating loss carryforwards of approximately $168 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause us to become an income tax payer earlier than we would become otherwise if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Future changes in our stock ownership could result in an ownership change that subjects us to limitations on our ability to utilize net operating loss forwards to offset future income. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. Also, any available net operating loss carryforwards would have value only to the extent there is income in the future against which such net operating loss carryforwards may be offset. For these reasons, we may not be able to realize a tax benefit from the use of our net operating loss carryforwards, whether or not we attain profitability. We have recorded a full valuation allowance related to our carryforwards due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Operations in Israel

Political, economic, and military conditions in Israel could materially and adversely affect our business.

We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of December 31, 2021, we had 474 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

Some of our operations in Israel may entitle us to certain tax benefits under the Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. If we do not meet the requirements for maintaining these benefits, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate, which is set at 23% in 2021 and thereafter. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we have already received, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Preferred Enterprise” is entitled to may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as all of our operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefits programs.

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

Our principal stockholders each holding more than 5% of our outstanding common stock collectively beneficially owned a majority of our outstanding common stock as of December 31, 2021. These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation, or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

Future sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of February 18, 2022, we had 127,065,210 shares of our common stock outstanding. All shares of our common stock may be resold in the public market immediately without restriction, unless restricted as a result of securities laws or purchased or held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.

In addition, a significant portion of the holders of our common stock are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our Investors’ Rights Agreement. We have also registered the offer and sale of all common stock that we may issue from time to time under our equity compensation plans. Once we register these shares, they will be freely tradable in the public market.

The market price of our common stock may drop significantly when we register the sale of our stockholders’ remaining shares of our common stock or if there is an expectation that such a registration of shares will occur. A decline in the trading price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may impair your ability to sell shares of our common stock at a price higher than the price you paid for them or at all.

Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise.

We have 872,934,790 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of February 18, 2022. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of December 31, 2021, we had 32,702,963 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.98 per share, 17,906,181 of which were vested as of such date, 4,924,417 shares of our common stock issuable upon the vesting of restricted stock units and 2,002,162 additional shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” These provisions include, among other exemptions, that:

•	we are required to have only two years of Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;

•	we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

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

Any estimates of market opportunity and forecasts of market growth that we provide may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Annual Report on Form 10-K.

In addition, the variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offerings or generate any particular level of revenue for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecasted in the Prospectus, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth that we provide should not be taken as indicative of our future growth.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in New York, NY, where we lease approximately 11,683 square feet of office space pursuant to a sublease expiring in March 2022. We recently entered into a new agreement to lease approximately 13,815 square feet of office space in New York, NY and expect to move our headquarters to this new location by the end of March 2022. We also lease approximately 3,860 square meters (approximately 41,549 square feet) of office space in Ramat Gan, Israel, where our primary research and development, human resources, and certain other finance and administrative activities are based. The lease for our research and development center expires in May 2022. We also subscribe for co-working office spaces in St. Louis, Memphis, Sydney, Singapore, London, Lisbon, and Jerusalem. We lease all of our current facilities and do not own real estate property. We believe that our current facilities are adequate to meet our current needs for the immediate future.

Item 3. Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 21, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “KLTR.” Prior to that time, there was no public market for our common stock.

Holders

As of February 23, 2022, there were 283 holders of record of our common stock. The number of record holders does not include persons who hold shares of our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our available funds and any future earnings for use in the operation and expansion of our business and to make payments on our outstanding debt. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on, among other things, our business prospects, financial condition, results of operations, current and anticipated cash needs and availability, industry trends and other factors that our board of directors may consider to be relevant. Furthermore, because we are a holding company, our ability to pay dividends on our common stock will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries. In addition, our ability to pay cash dividends is currently restricted by the terms of the agreement governing our Credit Facilities.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In February 2021, we issued an aggregate of 27,011 shares of our Series C convertible preferred stock pursuant to the automatic cashless exercise of a warrant to purchase stock issued on February 3, 2011.

The issuances of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering.

Performance Graph

The following graph and table illustrate the total return from July 21, 2021 through December 31, 2021, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer & Data Processing Index. The graph and the table assume that $100 was invested on July 21, 2021 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Computer & Data Processing Index, and that any dividends were reinvested.

The graph uses the closing market price on July 21, 2021 of $12.00 per share as the initial value of our common stock. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Use of Proceeds

On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. As of December 31, 2021, we used $22.5 million of our net proceeds from the IPO to repay the outstanding principal balance under our Revolving Credit Facility. Such payment was not made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Other than the foregoing, there has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K.

Overview

Our mission is to power any video experience, for any organization. Our Video Experience Cloud powers live, real-time, and on-demand video for webinars, events, virtual classrooms, and video sites. We also offer robust Application Programming Interfaces ("APIs") and Software Development Kits ("SDKs") for developers and industry solutions for education and media and telecom. Our Video Experience Cloud is used by leading brands across all industries, reaching millions of users, at home, at school and at work, for communication, collaboration, marketing, sales, customer care, learning, and entertainment experiences. With our flexible offerings, customers can experience the benefits of video across a wide range of use cases, while customizing their deployments to meet their individual, dynamic needs.

Our business was founded in 2006. We launched our Media Services and Video Content Management System in 2008 and initially offered it as an Online Video Platform for online publishers and media companies. Since then, we have capitalized on our flexible and extendable platform architecture to expand into new products, industry solutions, and use cases:

•	2009: Brought to market our LMS Video solution and began selling to educational institutions

•	2011: Released our Video Sites product and started selling to enterprises

•	2013: Expanded into live video

•	2014: Launched our TV Content Management System for media and telecom companies, following the acquisition of Tvinci Ltd., a leading provider of an OTT TV platform

•	2017: Launched our Lecture Capture solution

•	2018: Acquired certain of the assets of Rapt Media, Inc., an interactive personalized video startup

•	2020: Added real time conferencing capabilities to our Media Services following the acquisition of Newrow, Inc., a video conferencing and collaboration platform

•	2020: Released our Webinars, Events, and Virtual Classroom products

•	2021: Expanded the capabilities of our Events product

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

•
Enterprise, Education & Technology: Includes revenues from all of our products, industry solutions for education customers, and Media Services (except for media and telecom customers), as well as associated professional services for those offerings. These solutions are generally sold through our EE&T sales teams. Subscription revenues are primarily generated on a per full-time equivalent basis for on-demand and live products and solutions, per host basis for real-time-conferencing products and solutions, and per participant basis for the Events product (which intersects on-demand, live, and real-time-conferencing video). Contracts are generally 12 to 24 months in length. Billing is primarily done on an annual basis.

•
Media & Telecom: Includes revenues from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. These offerings are generally sold through our media and telecom sales team. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: increasing the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers.

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020[1]
	(in thousands)
Revenue
Enterprise, Education & Technology	$118,932	$80,449
Media & Telecom	$46,084	$39,991
Total Revenue	$165,016	$120,440
Gross Profit
Enterprise, Education & Technology	$84,196	$58,539
Media & Telecom	$18,506	$14,236
Total Gross Profit	$102,702	$72,775

1 Our consolidated financial statements have been restated. See Note 20 to our consolidated financial statements included in our prospectus dated July 20, 2021. filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 22, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”).

We benefit from a land and expand strategy in which our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is demonstrated by our Net Dollar Retention Rate (as defined below). For the year ended December 31, 2021 and 2020, our Net Dollar Retention Rate was 118% and 107%, respectively. We also grew our average annualized recurring revenue, or ARR, per customer by 29% in the three months ended December 31, 2021, compared to the three months ended December 31, 2020, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.

For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.

We focus our selling efforts on large organizations and sell our solutions primarily through direct sales teams and account teams. We currently have four direct sales teams, grouped by offering type and target customers, and we leverage reseller relationships globally to help market and sell our products to customers worldwide, especially in areas in which we have a limited presence. We are investing in initiatives to more efficiently reach new customers and expand our partnerships with existing ones. For example, we have launched the option to purchase our Webinars, Virtual Classroom, and Media Services offerings directly from our website, allowing us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market.

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

In response to the pandemic, in the first quarter of 2020, we temporarily closed all of our offices, enabled our entire work force to work remotely, and implemented travel restrictions for non-essential business. In the second quarter of 2020 we reopened select offices, however most of our employees continued to work remotely, a majority of whom continue to do so as of the date of this Annual Report on Form 10-K. The changes we have implemented to date have not materially affected and are not expected to materially affect our ability to operate our business, including our financial reporting systems.

In the second quarter of 2020, we experienced an increase in usage as people spent more time working and learning remotely due to the COVID-19 pandemic, thereby increasing demand from new and existing customers for our offerings and contributing to an acceleration in our revenue growth when compared to prior periods. However, in some cases because the agreements for certain of our solutions, primarily in education, do not limit usage or increase pricing for usage in excess of a specified amount, the additional usage that we experienced in 2020 did not result in a corresponding increase in revenue. Additionally, in order to meet the needs of our customers in 2020, we accelerated our existing plans to move from our own data centers to public cloud infrastructure in order to provide required stability, reliability, scalability, and elasticity.

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

For additional information, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry—The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations.”

Key Factors Affecting Our Performance

Expansion of our Platform

We believe our platform is ideally suited for expansion across solutions, industries, and use cases. We have demonstrated this over time with the expansion of our platform across products, industry solutions, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Webinars, Meetings, and Virtual Classroom products, focusing on learning, training, and marketing. In 2021, we expanded the capabilities of our Events product to support a broader range of event types and use cases. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries. Following the success of our Media & Telecom and education solutions, we intend to launch solutions for industries such as healthcare and financial services, among others.  We also intend to enhance our Media Services offerings with additional core capabilities and invest in areas such as content creation, personalization and interactivity, content aggregation and syndication, AI, and smart monetization. We also intend to add these capabilities into our existing and new products and industry solutions. Our results of operations may reflect sustained high levels of investments to drive increased customer adoption and usage.

Acquiring New Customers

We are focused on continuing to grow the number of customers that use our solutions. While over the last several years we have not materially increased our sales and marketing spend or number of direct sales representatives, we have started to increase our investment in sales and marketing in order to grow our customer base going forward. We intend to grow our base of field sales representatives and customer success managers, which we believe will drive both geographic and vertical expansion. Additionally, we are investing in inside sales and self-serve offerings and distribution channels. We believe this will enable us to efficiently acquire smaller customers across all industries – beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.

Increasing Revenue from Existing Customers

We believe we have the opportunity to increase sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the year ended December 31, 2021, our Net Dollar Retention Rate was 118%, demonstrating our ability to expand within our existing customer base. In order for us to continue to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.

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

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Year Ended December 31,
	2021	2020
	(in thousands)
Annualized Recurring Revenue	$150,800	$116,643
Net Dollar Retention Rate	118%	107%
Remaining Performance Obligations	$185,484	$140,955

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

The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to new bookings, cancellations, upgrades or downgrades, pending renewals, professional services revenue, foreign exchange rate fluctuations and acquisitions or divestitures. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

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

Remaining Performance Obligations

Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of December 31, 2021, our Remaining Performance Obligations was $185.5 million, which consists of both billed consideration in the amount of $53.6 million and unbilled consideration in the amount of $131.9 million that we expect to invoice and recognize in future periods. We expect to recognize 57% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.

We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, abandonment costs, gain from sale of property and equipment, and other operating expenses.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2021	2020
Net loss	$(59,351)	$(58,763)
Financial expenses, net (a)	20,106	46,721
Provision for income taxes	6,570	3,553
Depreciation and amortization	2,412	3,708
EBITDA	(30,263)	(4,781)
Non-cash stock-based compensation expense	17,065	5,114
Abandonment costs (b)	—	3,969
Gain on sale of property and equipment (c)	(757)	—
Other operating expenses (d)	1,724	—
Adjusted EBITDA	$(12,231)	$4,302

(a)	The years ended December 31, 2021 and 2020 include $15.0 million and $41.5 million, respectively, of remeasurement of warrants to fair value.

(b)	The year ended December 31, 2020 includes a $4.0 million one-time expense related to the abandonment of data center equipment in connection with our transition to public cloud infrastructure.

(c)	The year ended December 31, 2021 includes a gain on sale of data center equipment in connection with our transition to public cloud infrastructure.

(d)
Other operating expenses in the year ended December 31, 2021 consisted of expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our initial public offering.

Components of Our Results of Operations

Revenue

Subscriptions

Our revenues are mainly comprised of revenue from SaaS and PaaS subscriptions. SaaS and PaaS subscriptions provide access to our Video Experience Cloud which powers all types of video experiences: live, real-time, and on-demand video. We provide access to our platform either as a cloud-based service, which represent most of our SaaS and PaaS subscriptions, or, less commonly, as a term license to software installed on the customer's premises. Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription, beginning from the date on which the customer is granted access to our Video Experience Cloud. Revenue from the sale of a term license is recognized at a point in time in which the license is delivered to the customer. Revenue from post-contract services ("PCS") included in On-Prem deals is recognized ratably over the period of the PCS.

Professional Services

Our revenue also includes professional services, which consist of consulting, integration and customization services, technical solution services and training related to our video experience. In some of our arrangements, professional services are accounted for as a separate performance obligation, and revenue is recognized upon rendering of the service.

 In some of our SaaS and PaaS subscriptions, we determined that the professional services are solely set up activities that do not transfer goods or services to the customer and therefore are not accounted for as a separate performance obligation and are recognized ratably over the time of the subscription.

Cost of Revenue

Cost of subscription revenue consists primarily of employee-related costs including payroll, benefits and stock-based compensation expense for operations and customer support teams, costs of cloud hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology and allocated overhead costs.

Cost of professional services consists primarily of personnel costs of our professional services organization, including payroll, benefits, and stock-based compensation expense, allocated overhead costs and other third-party service providers.

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

Cost of revenue increased in absolute dollars from the year ended December 31, 2020 to 2021. For the years ended December 31, 2021 and 2020, our cost of revenue was $62,314 and $47,665, respectively.

Gross Margins

Gross margins have been and will continue to be affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between SaaS and PaaS subscriptions, software licenses, maintenance and support and professional services, onboarding of new media and telecom customers, hosting of major virtual events and changes in cloud infrastructure and personnel costs. In particular, the gross margins in our M&T segment are negatively impacted due to the resources required for implementation of our TV Solution and Media Services for TV experiences, which generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: increasing the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers. However, in the near and medium term, our gross margins in our M&T segment will vary from period to period based on the onboarding of new customers, as well as the timing and aggregate usage of our solutions by such customers.

For the years ended December 31, 2021 and 2020, our gross margins were 62% (72% for subscriptions and (12)% for professional services) and 60% (73% for subscriptions and (17)% for professional services), respectively.

For our EE&T segment, gross margins for the years ended December 31, 2021 and 2020 were 71% (78% for subscriptions and (5)% for professional services) and 73% (81% for subscriptions and (33)% for professional services), respectively.

For our M&T segment, gross margins for the years ended December 31, 2021 and 2020 were 40% (56% for subscriptions and (19)% for professional services) and 36% (51% for subscriptions and (8)% for professional services), respectively.

Beginning in the second quarter of 2020 and continuing through the third quarter, we experienced an increase in usage as people spent more time working and learning remotely due to the COVID-19 pandemic, thereby increasing demand from new and existing customers for our offerings and contributing to an acceleration in our revenue growth when compared to prior periods. However, in some cases because the agreements for certain of our solutions, primarily in education, do not limit usage or increase pricing for usage in excess of a specified amount, the additional usage that we experienced in 2020 did not result in a corresponding increase in revenue. Additionally, in order to meet the needs of our customers in 2020, we accelerated our existing plans to move from our own data centers to public cloud infrastructure in order to provide required stability, reliability, scalability, and elasticity. The combination of the increase in usage for certain of our solutions as described above, along with the migration from our own data centers to public cloud infrastructure, contributed to a decrease in gross margins in 2020 to 60% from 63% in 2019.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs. Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also anticipate that sales and marketing expenses will increase as a percentage of revenue in the near and medium-term.

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

Refer to Note 12 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the impact resulting from the remeasurement of the warrants prior to conversion.

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

	Year Ended December 31,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$118,932	$80,449	$38,483	48%
Media & Telecom	46,084	39,991	6,093	15%
Total revenue	165,016	120,440	44,576	37%
Cost of revenue	62,314	47,665	14,649	31%
Total gross profit	102,702	72,775	29,927	41%
Operating expenses:
Research and development expenses	48,376	29,567	18,809	64%
Sales and marketing expenses	45,788	29,475	16,313	55%
General and administrative expenses	39,489	22,222	17,267	78%
Other operating expenses	1,724	—	1,724
Total operating expenses	135,377	81,264	54,113	67%
Loss from operations	32,675	8,489	24,186	285%
Financial expenses, net	20,106	46,721	(26,615)	(57)%
Loss before provision for income taxes	52,781	55,210	(2,429)	(4)%
Provision for income taxes	6,570	3,553	3,017	85%
Net loss	$59,351	$58,763	$588	1%

Segments

We manage and report operating results through two reportable segments:

•
Enterprise, Education & Technology (72% and 67% of revenue for the years ended December 31, 2021 and 2020, respectively):  Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.

•
Media & Telecom (28% and 33% of revenue for the years ended December 31, 2021 and 2020, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the Years Ended December 31, 2021 and 2020

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the years indicated:

	Year Ended December 31,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$108,842	$74,473	$34,369	46%
Professional services revenue	10,090	5,976	4,114	69%
Total Enterprise, Education & Technology revenue	$118,932	$80,449	$38,483	48%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$84,701	$60,528	$24,173	40%
Professional services gross loss	(505)	(1,989)	1,484	75%
Total Enterprise, Education & Technology gross profit	$84,196	$58,539	$25,657	44%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $38.5 million, or 48%, to $118.9 million for the year ended December 31, 2021, from $80.4 million for the year ended December 31, 2020. Approximately $6.6 million of this increase is attributable to revenue from new customers and the remaining $31.9 million is attributable to growth from existing customers.

EE&T subscription revenue increased by $34.4 million or 46%, to $108.8 million for the year ended December 31, 2021, from $74.5 million for the year ended December 31, 2020.

EE&T professional services revenue increased by $4.1 million, or 69%, to $10.1 million for the year ended December 31, 2021, from $6.0 million for the year ended December 31, 2020.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $25.7 million, or 44%, to $84.2 million for the year ended December 31, 2021, from $58.5 million for the year ended December 31, 2020. This increase was mainly due to a $38.5 million increase in revenue, offset in part by a 2% decrease in gross margin to 71% for the year ended December 31, 2021 from 73% for the year ended December 31, 2020.  The decrease in gross margin was attributable primarily to an increase in cloud-related costs and the cost of third-party solutions driven by higher consumption and our migration to public cloud infrastructure.

EE&T subscription gross profit increased by $24.2 million, or 40%, to $84.7 million for the year ended December 31, 2021, from $60.5 million for the year ended December 31, 2020.

EE&T professional services gross loss decreased by $1.5 million, or 75%, to $0.5 million for the year ended December 31, 2021, from a gross loss of $2.0 million for the year ended December 31, 2020.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the years indicated:

	Year Ended December 31,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$36,124	$29,591	$6,533	22%
Professional services revenue	9,960	10,400	(440)	(4)%
Total Media & Telecom revenue	$46,084	$39,991	$6,093	15%

Media & Telecom gross profit:
Subscription gross profit	$20,398	$15,050	$5,348	36%
Professional services gross loss	(1,892)	(814)	(1,078)	132%
Total Media & Telecom gross profit	$18,506	$14,236	$4,270	30%

Media & Telecom Revenue

M&T revenue increased by $6.1 million, or 15%, to $46.1 million for the year ended December 31, 2021, from $40.0 million for the year ended December 31, 2020. Approximately $2.7 million of this increase is attributable to revenue from new customers and the remaining $3.4 million is attributable to growth from existing customers.

M&T subscription revenue increased by $6.5 million, or 22%, to $36.1 million for the year ended December 31, 2021, from $29.6 million for the year ended December 31, 2020.

M&T professional services revenue decreased by $0.4 million, or 4%, to $10.0 million for the year ended December 31, 2021, from $10.4 million for the year ended December 31, 2020.

Media & Telecom Gross Profit

M&T gross profit increased by $4.3 million, or 30%, to $18.5 million for the year ended December 31, 2021, from $14.2 million for the year ended December 31, 2020. This increase was mainly due to a $6.1 million increase in revenue, and a 4% increase in gross margin to 40% for the year ended December 31, 2021 from 36% for the year ended December 31, 2020. The increase in gross margin was attributable primarily to the increased proportion of subscription revenue of total Media & Telecom revenue, improvement in production costs and higher efficiency of our operations teams leading to lower compensation costs as a percentage of revenue.

M&T subscription gross profit increased by $5.3 million, or 36%, to $20.4 million for the year ended December 31, 2021, from $15.1 million for the year ended December 31, 2020.

M&T professional services gross loss increased by $1.1 million, or 132%, to $1.9 million for the year ended December 31, 2021, from $0.8 million for the year ended December 31, 2020.

Operating Expenses

Research and Development expenses

	Year Ended December 31,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$38,981	$23,533	$15,448	66%
Subcontractors and consultants	3,972	3,190	782	25%
Other	5,423	2,844	2,579	91%
Total research and development expenses	$48,376	$29,567	$18,809	64%

Research and development expenses increased by $18.8 million, or 64%, to $48.4 million for the year ended December 31, 2021, from $29.6 million for the year ended December 31, 2020. The increase was primarily due to a $15.4 million increase in compensation which mainly related to higher headcount and increased stock-based compensation expenses.

Sales and Marketing expenses

	Year Ended December 31,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$37,160	$23,236	$13,924	60%
Marketing expenses	5,057	3,143	1,914	61%
Travel and entertainment	259	475	(216)	(45)%
Other	3,312	2,621	691	26%
Total sales and marketing expenses	$45,788	$29,475	$16,313	55%

Sales and marketing expenses increased by $16.3 million, or 55%, to $45.8 million for the year ended December 31, 2021, from $29.5 million for the year ended December 31, 2020. The increase was primarily due to a $11.0 million increase in compensation related to higher headcount and a $2.9 million increase in amortization of deferred commission expenses driven by higher bookings.

General and Administrative expenses

	Year Ended December 31,		Period-over-Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$28,371	$12,978	$15,393	119%
Professional fees and insurance	4,201	1,507	2,694	179%
Subcontractors and consultants	1,222	416	806	194%
Travel and entertainment	200	163	37	23%
Abandonment of data center equipment	—	3,969	(3,969)
Gain on sale of property and equipment	(757)	—	(757)
Other	6,252	3,189	3,063	96%
Total general and administrative expenses	$39,489	$22,222	$17,267	78%

General and administrative expenses increased  by $17.3 million or 78%, to $39.5 million for the year ended December 31, 2021, from $22.2 million for the year ended December 31, 2020. The increase was primarily due to a $15.4 million increase in compensation related to higher headcount and increased stock-based compensation expenses. The increase was partially offset by $4.0 million due to a one-time expense related to the abandonment of data center equipment during the year ended December 31, 2020, and a $0.8 million one-time gain from the sale of such data center equipment during the year ended December 31, 2021.

Other Operating Expenses

Other operating expenses were $1.7 million during the year ended December 31, 2021, and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the year ended December 31, 2020.

Financial Expenses, net

Financial expenses, net decreased by $26.6 million, or 57%, to $20.1 million for the year ended December 31, 2021, from $46.7 million for the year ended December 31, 2020. The decrease was primarily due to a $26.5 million remeasurement of warrants to fair value.

Provision for Income Taxes

Provision for income taxes increased by $3.0 million, or 85%, to $6.6 million for the year ended December 31, 2021, from $3.6 million for the year ended December 31, 2020,  primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of December 31, 2021 we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.

We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” and “—Key Factors Affecting Our Performance.”

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

Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate determined for such day plus a margin of 3.50% (the Eurodollar rate is calculated as described in the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). In addition to paying interest on the principal amounts outstanding under the Credit Facilities, we are required to pay a commitment fee under the Revolving Credit Facility on unused amounts at a rate of 0.25% per annum. We are also required to pay customary letter of credit and agency fees.

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

The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month.  We were in compliance with these covenants as of December 31, 2021.

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

In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of December 31, 2021, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)

Net cash provided by (used in) operating activities	$(22,110)	$5,804
Net cash used in investing activities	(5,242)	(2,746)
Net cash provided by (used in) financing activities	143,368	(1,847)
Net increase in cash, cash equivalents, and restricted cash	116,016	1,211
Cash, cash equivalents, and restricted cash at beginning of period	28,355	27,144
Cash, cash equivalents and restricted cash at end of period	$144,371	$28,355

 Net cash flows used in operating activities increased by $27.9 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Net cash used in operating activities of $22.1 million for the year ended December 31, 2021, was primarily due to $59.4 million in incremental net loss, adjusted for non-cash charges of $43.1 million, and net cash of $5.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of remeasurement of warrants to fair value of $15.0 million, depreciation and amortization of $2.4 million, stock-based compensation expenses of $17.1 million and amortization of deferred contract acquisitions and fulfillment costs of $8.1 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred revenue of $6.3 million and an aggregate increase in employees accruals, trade payables and accrued expenses and other liabilities of $10.0 million, partially offset by an addition to deferred contract acquisition costs of $18.1 million, an increase in trade receivables of $1.1 million and an increase in prepaid expenses and other assets of $2.3 million.

Net cash provided by operating activities of $5.8 million for the year ended December 31, 2020, was primarily due to $58.8 million in incremental net loss, adjusted for non-cash charges of $58.8 million, and net cash inflows of $5.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of remeasurement of warrants to fair value of $41.5 million, depreciation, amortization and abandonment costs of $7.7 million, stock-based compensation expenses of $5.1 million and amortization of deferred contract acquisition and fulfillment costs of $4.2 million. The main drivers of net cash inflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred revenue of $12.3 million and an aggregate increase in employees accruals, trade payables and accrued expenses and other liabilities of $13.5 million, partially offset by an addition to deferred contract acquisition costs of $12.9 million, an increase in trade receivables of $6.3 million and an increase in prepaid expenses and other assets of $0.9 million.

Investing Activities

Net cash flows used in investing activities increased by $2.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Net cash used in investing activities of $5.2 million for the year ended December 31, 2021 was related to $4.0 million of capitalized internal use software, $1.9 million in capital expenditures, and $0.1 million in purchases of intangible assets, partially offset by proceeds of $0.8 million from the sale of property and equipment.

Net cash used in investing activities of $2.7 million for the year ended December 31, 2020, was related to capitalized internal-use software of $1.8 million, capital expenditures of $1.1 million, and a purchase of intangible assets of $0.2 million, partially offset by net cash acquired in a business combination of $0.4 million.

Financing Activities

Net cash flows provided by financing activities increased by $145.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Net cash provided by financing activities of $143.4 million for the year ended December 31, 2021 was primarily due to proceeds from our IPO, net of underwriter discounts and commissions of $160.4 million, proceeds from long term loans of $41.9 million, and $1.3 million of proceeds from the exercise of options by employees, offset by $51.8 million of loan repayments, deferred offering costs of $5.2 million, a $1.6 million payment associated with the conversion of Series F redeemable convertible preferred stock, and principal payments of finance lease liabilities of $1.7 million.

Net cash used in financing activities of $1.8 million for the year ended December 31, 2020, was primarily related to repayment of finance lease liabilities of $2.4 million, $1.7 million loan repayments and payments of deferred offering costs of $0.1 million, partially offset by proceeds from long-term loans of $2.0 million and proceeds from exercise of stock options of $0.3 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt obligations[1]	$4,728	$37,655	$—	$—
Operating lease obligations[2]	1,247	2,456	1,467	—
Capital lease obligations[3]	147	—	—	—
Purchase obligations[4]	13,427	47,751	14,250	—
Total	$19,549	$87,862	$15,717	$—

We reported other liabilities of $4.5 million in our consolidated balance sheet at December 31, 2021, which principally consists of unrecognized tax benefits (see Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We have excluded these liabilities from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments.

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

We believe that the accounting policies described below require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these and our other significant accounting policies.

Revenue Recognition

Revenue is recognized when the customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We apply judgment in identifying and evaluating terms and conditions in contracts that may impact revenue recognition. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). When applicable, we allocate the transaction price between the separate performance obligations according to their SSP, which is based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP taking into account available information, including, but not limited to, pricing practices, market conditions, and the economic life of the software.

1 Represents borrowings outstanding under our Term Loan Facility as of December 31, 2021, together with estimated interest payments thereon based on the interest rates in effect for such indebtedness as of December 31, 2021. See “—Liquidity and Capital Resources—Credit Facilities.”
2 Represents minimum lease payments under our non-cancelable operating leases for certain real property and equipment. The amounts include future payments under our new lease of office space in New York, NY. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
3 Represents minimum lease payments under capital leases.
4 Consists of minimum purchase commitments mainly for our use of certain cloud and other services with third-party providers with a term of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Income Taxes

We are subject to income taxes in Israel, the U.S., and other foreign jurisdictions. Significant judgement is required in determining the provision for income taxes, including evaluating uncertainties in the application of accounting principles and complex tax laws. We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. We evaluate uncertain tax positions on a quarterly basis, based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues.

Common Stock Valuation

Prior to the IPO, the fair value of common stock was determined by our board of directors, with input from management, and taking into account the most recent valuation from an independent third-party valuation specialist. These valuations were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation models were based on future expectations combined with management judgment. Numerous objective and subjective factors were considered in the determination of the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous valuations performed at periodic intervals by an independent third-party specialist;

•	the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale;

•	the liquidation preferences, rights, and privileges of our preferred stocks relative to our common stock;

•	the nature and history of our business;

•	the general economic conditions and our industry outlook;

•	our overall financial condition;

•	our earning capacity;

•	our dividend history;

•	the existence of goodwill or other intangible value within our business;

•	the prior sales of interests in the business and the size of the interest being valued;

•	the market price of equity interest in companies engaged in the same or a similar lines of business; and

•	adjustments necessary to recognize a lack of marketability of the common stock.

In valuing our common stock, absent an arm’s-length current/recent round of financing, the fair value of our business, or equity value, was determined using both the income approach and market approach.

The income approach estimates value based on the expectation of future cash flows that the company will generate. These future cash flows are discounted to their present values using a discount rate based on the capital rates of return for comparable publicly traded companies and are adjusted to reflect the risks inherent in the Company’s cash flows relative to those inherent in the companies utilized in the discount rate calculation.

The market approach estimates value based on a comparison of the company to comparable public companies in a similar line of business. From the comparable companies, representative market value multiples are determined and then applied to the Company’s financial results to estimate the Company’s value.

The resulting equity value was then allocated to each share class using an Option Pricing Model (“OPM”). Under the OPM, preferred and common stock are treated as a series of call options, with the preferred stocks having an exercise price based on the liquidation preference of the respective preferred share. The OPM operates through a series of Black-Scholes-Merton option pricing models, with the exercise prices of the options representing the upper and lower bounds of the proceed ranges that a security holder would receive upon a liquidity event. The strike prices occur at break points where the allocation of firm value changes among the various security holders. The common stock are presumed to have value only if funds available for distribution to shareholders exceed the value of the respective liquidation preferences at the time of a liquidity event.

Beginning in July 2016, we used a hybrid approach whereby we used an OPM to model the proceeds to the various shares, options, and warrants in case of a sale. As preferred shares convert to common shares in case of an initial public offering, we used a fully-diluted share analysis, taking into account in-the-money options and warrants, to model the proceeds to the various securities in case of an initial public offering. In each period, we estimated the likelihood of a liquidity event taking the form of an initial public offering rather than a sale and weighted the results of the two analyses accordingly.

Beginning in June 2019, we continued using a hybrid approach with a separate analysis for an initial public offering exit and sale exit. For the initial public offering analysis, we built a separate OPM, assuming the conversion of preferred shares and using breakpoints that reflected the expected exercise of options and warrants.

For each valuation date, after the common stock value was determined, a discount for lack of marketability (“DLOM”) was applied to arrive at the fair value of the common stock on a non-marketable basis. A DLOM is applied in order to reflect the lack of a recognized market for a closely held interest and the fact that a non-controlling equity interest may not be readily transferable. A market participant purchasing this share would recognize this illiquidity associated with the shares, which would reduce the overall fair value. The discount for lack of marketability was determined using a put option as a proxy for measuring discounts for lack of marketability of securities.

We also considered any secondary transactions involving our capital shares. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include:

•	transaction volume;

•	proximity in time to other transactions as well as the valuation date;

•	frequency of similar transactions;

•	whether the transactions occurred between willing and unrelated parties; and

•	whether the transactions involved parties with sufficient access to our financial; information from which to make an informed decision on price.

Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

On December 24, 2020, our board of directors awarded options to purchase shares of our common stock (the “December 2020 Awards”). However, in light of the difference between the estimated price range for our IPO and the fair value used for these stock options, in order to determine the appropriate stock-based compensation expense for these stock options for financial reporting purposes, we re-evaluated our initial estimate of the fair value of our common stock. As a result of our re-evaluation, we determined that, solely for financial reporting purposes, the fair value of our common stock was higher than the fair value of our common stock determined in good faith by our board of directors for the December 2020 Awards. We determined the fair value per share of our common stock for financial reporting purposes was $7.79 and $7.16 as of December 31, 2020 and December 24, 2020, respectively.

As our common stock is now publicly traded, we rely on the closing price of our common stock as reported on the date of grant to determine the fair value of our common stock.

Recent Accounting Pronouncements

Please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

To reduce the impact of foreign currency exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our consolidated statements of operations, we established a hedging policy during the first quarter of 2022. Currently, our hedging activity relates to U.S. dollar/NIS exchange rate exposure. We do not intend to enter into derivative instruments for trading or speculative purposes. We will account for our derivative instruments as either assets or liabilities and carry them at fair value in the consolidated balance sheets. The accounting for changes in the fair value of the derivative will depend on the intended use of the derivative and the resulting designation. Our hedging activities are expected to reduce but not eliminate the impact of currency exchange rate movements.

A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the year ended December 31, 2021, of $8.6 million due to NIS and $3.6 million due to Euros.

Interest Rate Risk

 As of December 31, 2021, we had outstanding floating rate debt obligations of $38.6 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.3 million for the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

 In connection with the preparation of the consolidated financial statements included in the Prospectus, we concluded that there was a material weakness in our internal control over financial reporting. In particular, we concluded that we did not have effective controls over the estimation of fair value in connection with stock-based compensation expenses and re-measurement of liabilities in connection with warrants to purchase preferred and common stock. As a result, we restated our consolidated financial statements as of and for the year ended December 31, 2020.

Remediation Activities

 Management has been actively engaged in remediating the above-described material weakness since March 2021. During the fourth quarter of 2021, we continued to evaluate and improve our controls over the estimation of fair value in connection with stock-based compensation. This included hiring additional dedicated and experienced technical resources to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. We have also begun an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses. The re-measurement of liabilities in connection with warrants to purchase our preferred and common stock was not relevant to our financial reporting during the fourth quarter of 2021.

 We believe we are making progress toward achieving the effectiveness of our internal controls over the estimation of fair value in connection with stock-based compensation, and we have not identified any additional material weaknesses in our internal control over financial reporting. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over the estimation of fair value in connection with stock-based compensation until we have completed our remediation efforts and subsequently evaluated their effectiveness.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Ron Yekutiel	49	Chairman, Chief Executive Officer and Director
Yaron Garmazi	57	Chief Financial Officer
Michal Tsur	49	President and Chief Marketing Officer

Non-Employee Directors
Richard Levandov	67	Director
Shay David	49	Director
Ronen Faier	51	Director
Naama Halevi Davidov	50	Director

Executive Officers

Ron Yekutiel is one of our co-founders and has served as our Chief Executive Officer and as Chairman of our board of directors since October 2006. Prior to Kaltura, Mr. Yekutiel co-founded VisualGate Systems Inc., a video surveillance company, in 2003, and co-founded and lead GPSoft Ltd and the Destinator business unit in Paradigm Advanced Technologies Inc., a GPS navigation and tracking company, in 2001. Mr. Yekutiel serves as a member of the board of directors of Kaltura Asia Pte Ltd., an affiliate of Kaltura, Inc., and as a member of the board of directors of various private companies. He received a Master of Business Administration with honors from the Wharton School of the University of Pennsylvania in 2005. Mr. Yekutiel was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and Chief Executive Officer, as well as his extensive experience with technology companies.

Yaron Garmazi has served as our Chief Financial Officer since May 2017. Prior to joining Kaltura, Mr. Garmazi served as the Chief Executive Officer of Milestone Sport Ltd., a sports technology company, from 2016 to 2017, and as the Chief Financial Officer of Kontera, an online advertising company, from 2007 to 2011. He is a Certified Public Accountant (ISR) and received a Bachelor of Arts in Accounting and Business Management from the Tel Aviv College of Management in 1993.

Michal Tsur is one of our co-founders and has served as our President and Chief Marketing Officer since 2006. Prior to Kaltura, Dr. Tsur was a co-founder and Vice President of Cyota, Inc., an online security and anti-fraud solutions company, from 1999 to 2005. Dr. Tsur was a post-doctoral fellow at Yale Law School from 2005 to 2006, and received a Doctoral degree from New York University in 2005 and a Bachelor of Arts in Law and Economics from the Hebrew University of Jerusalem in 1996.

Non-Employee Directors

Richard Levandov has served as a member of our board of directors since 2007. Mr. Levandov has also served as a general partner at Avalon Ventures, a venture capital firm, since 2007 and as a general partner at Masthead Venture Partners, a venture capital firm, since 1999. Mr. Levandov currently sits on the board of directors of both Avalon Ventures and Masthead Venture Partners. He received a Bachelor of Science in Management from Binghamton University in 1976. Mr. Levandov was selected to serve on our board of directors because of his extensive experience in the venture capital industry.

Shay David is one of our co-founders and has served as a member of our board of directors since October 2006. Dr. David previously held various roles with us, including President and General Manager of Media and Telecom from 2016 to 2019, and Chief Revenue Officer from 2012 to 2015. He co-founded Retrain.ai, an artificial intelligence company, in August 2020 and has served as its Chief Executive Officer and Chairman of the board of directors since its founding. Dr. David also currently serves on the board of directors of King Alfred School Society, a co-educational independent day school. He was a post-doctoral fellow at Yale Law School from 2007 to 2008, and received a Ph.D. in Science and Technology from Cornell University in 2008, a Master of Arts from New York University in 2003 and a Bachelor of Science in Computer Science Philosophy from Tel Aviv University in 2001. Dr. David was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and his extensive experience in the media and technology fields.

Ronen Faier has served on our board of directors since July 2021. Mr. Faier has served as the Chief Financial Officer of SolarEdge Technologies, Inc., an energy management company, since January 2011. Prior to his role at SolarEdge, Mr. Faier has served in various executive positions at publicly traded companies such as SanDisk Corporation, a manufacturing company, VocalTec Communications, Inc., a telecom equipment provider, and msystems Ltd., a flash storage device company. Mr. Faier is a Certified Public Accountant in Israel. He received a Master’s of Business Administration from Tel Aviv University in 2000 and a Bachelor of Arts in Accounting and Economics from the Hebrew University of Jerusalem in 1996. Mr. Faier was selected to serve on our board of directors because of his extensive financial and public company experience.

Naama Halevi Davidov has served on our board of directors since July 2021. Dr. Halevi Davidov has served as a Financial Consultant to Joytunes Ltd., a developer of music learning software, since April 2021 and as a director of Gamida-Cell Ltd.,  since February 2022.  Prior to that, Dr. Halevi served as Financial Advisor  to Gloat Ltd., a talent marketplace platform, and to Healthy IO Ltd., a manufacturer and marketer of medical equipment.  Dr. Halevi Davidov served as our Chief Financial Officer from November 2012 to August 2017. Dr. Halevi Davidov has also served on the board of our subsidiary, Kaltura Asia Pte Ltd. since February 2015. Dr. Halevi Davidov is a Certified Public Accountant in Israel. She received a Ph.D. in Strategy from Tel Aviv University in 2012, a Master’s in Business Administration from Tel Aviv University in 2002 and Bachelor of Arts in Accounting and Economics from Tel Aviv University in 2000. Dr. Halevi Davidov was selected to serve on our board of directors because of her extensive knowledge of and experience with corporate financial strategy.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at investors.kaltura.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and, if applicable,  “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in first column
Equity compensation plans approved by security holders	37,627,380	(3)	$3.98	2,002,162	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	37,627,380		$3.98	2,002,162

(1) Prior to our initial public offering, we granted awards under our 2007 Stock Option Plan, 2007 Israeli Share Option and 2017 Equity Incentive Plan. Following our initial public offering, we granted awards under our 2021 Incentive Award Plan. Refer to Note 13 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2) The weighted average exercise price does not reflect the shares that will be issued upon the vesting of restricted stock units, which have no exercise price.

(3) The number consists of 32,702,963 shares to be issued upon exercise of options to purchase shares of common stock, and 4,924,417 shares to be issued upon the vesting of restricted stock units.

(4) As of December 31, 2021, we had 2,002,162 shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. The number of shares of common stock available for issuance under the 2021 Incentive Award Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022. Refer to Note 13 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Other

         The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

         The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-57 attached hereto and are filed as part of this Annual Report on Form 10-K.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	F-5
Consolidated Statements of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-7
Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	7/23/2021
3.2	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	7/23/2021
4.1	Specimen Stock Certificate of Kaltura, Inc,	S-1/A	333-253699	4.1	3/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	3/23/2021

4.3	Warrant to Purchase Shares of Common Stock, dated as of March 26, 2020, issued by Kaltura, Inc. to Zarom Holding Limited, as amended.	S-1/A	333-253699	4.7	3/23/2021
4.4	Description of Capital Stock.					*
10.1	Credit Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the several banks and other financial institutions or entities from time to time party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and SVB, as Administrative Agent.	S-1/A	333-253699	10.1	3/26/2021
10.2	First Amendment to Credit Agreement, dated as of June 29, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	S-1/A	333-253699	10.1	7/12/2021
10.3
Second Amendment to Credit Agreement, dated as of December 20, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.
						*
10.4	Guarantee and Collateral Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the other Grantors referred to therein, and Silicon Valley Bank, as administrative agent.	S-1/A	333-253699	10.2	3/26/2021
10.5	Debenture, dated as of January 14, 2021, by and among Kaltura Europe Limited and Kaltura, Inc., as Original Chargors, and Silicon Valley Bank, as Administrative Agent, as supplemented.	S-1/A	333-253699	10.3	3/26/2021
10.6†	Kaltura, Inc. 2007 Israeli Share Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.4	3/23/2021

10.7†	Kaltura, Inc. 2007 Stock Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.5	3/23/2021
10.8†	Kaltura, Inc. 2017 Equity Incentive Plan and form of option agreements thereunder.	S-1/A	333-253699	10.6	3/23/2021
10.9†	Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.7	3/23/2021
10.10†	Form of Stock Option Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.8	3/23/2021
10.11†	Form of Restricted Stock Unit Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.9	3/23/2021
10.12†	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	S-1/A	333-253699	10.10	3/23/2021
10.13†	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	S-1/A	333-253699	10.12	3/26/2021
10.14†	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	S-1/A	333-253699	10.13	3/26/2021
10.15†	Employment Agreement, dated as of June 18, 2017, by and between Kaltura Ltd. and Yaron Garmazi, as amended.	S-1/A	333-253699	10.14	3/26/2021
10.16†	Employment Agreement, dated as of April 1, 2018, by and between Kaltura Ltd. and Michal Tsur, as amended.	S-1/A	333-253699	10.15	3/23/2021
10.17†	Employment Agreement, dated as of January 28, 2019, by and between Kaltura Ltd. and Sergei Liakhovetsky, as amended.	S-1/A	333-253699	10.16	3/26/2021
10.18†	Kaltura, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-253699	10.17	3/23/2021

10.19†	Form of RSU Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants					*
10.20†	Form of Stock Option Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants					*
10.21	Form of Indemnification Agreement between Kaltura, Inc. and its directors and officers.	S-1/A	333-253699	10.18	3/23/2021
21.1	List of Subsidiaries of Kaltura, Inc.					*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*          Filed herewith.
**        Furnished herewith.
†          Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

KALTURA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kaltura, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaltura, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible and redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company's auditor since 2007.
Tel-Aviv, Israel
February 25, 2022

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,949	$27,711
Trade receivables	17,509	17,134
Prepaid expenses and other current assets	5,110	2,769
Deferred contract acquisition and fulfillment costs, current	9,079	5,848

Total current assets	175,647	53,462

LONG-TERM ASSETS:
Property and equipment, net	9,503	4,147
Other assets, noncurrent	2,543	3,564
Deferred contract acquisition and fulfillment costs, noncurrent	22,621	15,876
Intangible assets, net	1,909	2,835
Goodwill	11,070	11,070

Total noncurrent assets	47,646	37,492

TOTAL ASSETS	$223,293	$90,954

LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term loans	2,794	1,000
Current portion of long-term lease liabilities	147	1,738
Trade payables	6,480	5,045
Employees and payroll accruals	18,627	16,275
Accrued expenses and other current liabilities	18,349	11,251
Deferred revenue, current	51,689	47,685

Total current liabilities	98,086	82,994

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	1,953	1,858
Long-term loans, net of current portion	35,795	47,160
Other liabilities, noncurrent	2,185	2,706
Warrants to purchase preferred and common stock	-	56,780

Total noncurrent liabilities	39,933	108,504

TOTAL LIABILITIES	$138,019	$191,498

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share data)

	December 31,
	2021	2020
COMMITMENTS AND CONTINGENCIES (Note 10)

Convertible preferred stock, $0.0001 par value per share, 0 and 1,043,778 shares authorized, issued and outstanding as of December 31, 2021 and 2020; aggregate liquidation preference of $0 and $1,921 as of December 31, 2021 and 2020, respectively	-	1,921
Redeemable convertible preferred stock, $0.0001 par value per share, 0 and 15,968,831 shares authorized as of December 31, 2021, and December 31, 2020, respectively; 0 and 15,779,322 issued and outstanding as of December 31, 2021, and December 31, 2020, respectively; aggregate liquidation preference of $0 and $185,425 as of December 31, 2021, and 2020, respectively	-	158,191

Total mezzanine equity	-	160,112

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value per share, 20,000,000 and 0 shares authorized as of December 31, 2021, and 2020, respectively; 0 shares issued and outstanding as of December 31, 2021, and 2020	-	-
Common stock $0.0001 par value per share, 1,000,000,000 and 157,500,000 shares authorized as of December 31, 2021 and 2020, respectively; 134,610,294 and 33,153,112, shares issued as of December 31, 2021 and 2020, respectively; 126,925,104 and 25,467,922 outstanding as of December 31, 2021 and 2020, respectively	13	2
Treasury stock - 7,685,190 shares of common stock, $0.0001 par value per share, as of December 31, 2021 and 2020	(4,881)	(4,881)
Additional paid-in capital	412,776	8,388
Receivables on account of stock	-	(882)
Accumulated deficit	(322,634)	(263,283)

Total stockholders' equity (deficit)	85,274	(260,656)

TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$223,293	$90,954

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except for share data)

	Year ended December 31,
	2021	2020	2019
Revenue:
Subscriptions	$144,966	$104,064	$84,725
Professional services	20,050	16,376	12,624

Total revenue	165,016	120,440	97,349

Cost of revenue:
Subscriptions	39,866	28,486	18,669
Professional services	22,448	19,179	16,949

Total cost of revenue	62,314	47,665	35,618

Gross profit	102,702	72,775	61,731

Operating expenses:

Research and development	48,376	29,567	24,216
Sales and marketing	45,788	29,475	25,515
General and administrative	39,489	22,222	14,779
Other operating expenses	1,724	-	-

Total operating expenses	135,377	81,264	64,510

Operating loss	32,675	8,489	2,779

Financial expenses, net	20,106	46,721	11,189

Loss before provision for income taxes	52,781	55,210	13,968

Provision for income taxes	6,570	3,553	1,604

Net loss	59,351	58,763	15,572

Preferred stock accretion and cumulative undeclared dividends	8,241	11,934	9,749

Net loss attributable to common stockholders	$67,592	$70,697	$25,321

Net loss per share attributable to common stockholders, basic and diluted	$0.95	$2.83	$1.11

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,073,052	24,939,901	22,754,499

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Convertible preferred Stock		Redeemable convertible preferred Stock		Common stock		Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance as of January 1, 2019	1,043,778	$1,921	15,779,322	$145,801	22,516,251	$2	7,685,190	$(4,881)	$(882)	-	$(190,274)	$(196,035)

Cumulative-effect adjustment for adoption of ASU 2014-09	-	-	-	-	-	-	-	-	-	-	8,606	8,606
Stock-based compensation expenses	-	-	-	-	-	-	-	-	-	2,322	-	2,322
Issuance of common stock upon exercise of stock options	-	-	-	-	443,718	*)-	-	-	-	147	-	147
Accretion of redeemable convertible preferred stock	-	-	-	9,749	-	-	-	-	-	(2,469)	(7,280)	(9,749)
Net loss	-	-	-	-	-	-	-	-	-	-	(15,572)	(15,572)

Balance as of December 31, 2019	1,043,778	1,921	15,779,322	155,550	22,959,969	2	7,685,190	(4,881)	(882)	-	(204,520)	(210,281)

Stock-based compensation expenses	-	-	-	-	-	-	-	-	-	5,114	-	5,114
Issuance of common stock upon exercise of stock options	-	-	-	-	1,281,438	*) -	-	-	-	280	-	280
Reclassification to equity of warrant to common stock	-	-	-	-	-	-	-	-	-	3,057	-	3,057
Issuance of common stock upon business combination	-	-	-	-	1,226,515	*) -	-	-	-	2,578	-	2,578
Accretion of redeemable convertible preferred stock	-	-	-	2,641	-	-	-	-	-	(2,641)	-	(2,641)
Net loss	-	-	-	-	-	-	-	-	-	-	(58,763)	(58,763)

Balance as of December 31, 2020	1,043,778	1,921	15,779,322	158,191	25,467,922	2	7,685,190	(4,881)	(882)	8,388	(263,283)	(260,656)

Issuance of preferred stock upon exercise of warrants	-	-	27,011	1,149	-	-	-	-	-	-	-	-
Loan forgiveness	-	-	-	-	-	-	-	-	882	-	-	882
Accretion of redeemable convertible preferred stock	-	-	-	1,569	-	-	-	-	-	(1,569)	-	(1,569)
Redemption of redeemable convertible preferred stock upon initial public offering	-	-	-	(1,569)	-	-	-	-	-	-	-	-
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8	-	-	-	161,253	-	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	-	-	-	-	17,250,000	2	-	-	-	155,596	-	155,598
Conversion of warrants to common stock upon initial public offering	-	-	-	-	7,067,699	1	-	-	-	70,676	-	70,677
Stock-based compensation expenses	-	-	-	-	-	-	-	-	-	17,065	-	17,065
Issuance of common stock upon exercise of stock options, and release of restricted stock units	-	-	-	-	876,541	-	-	-	-	1,367	-	1,367
Net loss	-	-	-	-	-	-	-	-	-	-	(59,351)	(59,351)

Balance as of December 31, 2021	-	$-	-	$-	126,925,104	$13	7,685,190	$(4,881)	$-	$412,776	$(322,634)	$85,274

*) Represents an amount that is lower than $1

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(59,351)	$(58,763)	$(15,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and abandonment costs	2,412	7,677	4,490
Stock-based compensation expenses	17,065	5,114	2,322
Amortization of deferred contract acquisition and fulfillment costs	8,075	4,231	3,290
Change in valuation of warrants to purchase preferred and common stock	15,046	41,505	5,300
Non-cash interest expenses	331	263	407
Non-cash expenses with respect to stockholders’ loans	882	-	-
Gain on sale of property and equipment	(757)	-	-
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(1,057)	(6,274)	6,159
Increase in prepaid expenses and other current assets and other assets, noncurrent	(2,299)	(864)	(54)
Increase in deferred contract acquisition and fulfillment costs	(18,051)	(12,947)	(6,590)
Increase in trade payables	3,886	2,064	2,004
Increase (decrease) in accrued expenses and other current liabilities	3,756	4,964	(1,517)
Increase in employees and payroll accruals	2,352	5,886	1,435
Increase (decrease) in other liabilities, noncurrent	(675)	635	39
Increase (decrease) in deferred revenue	6,275	12,313	(1,343)

Net cash provided by (used in) operating activities	(22,110)	5,804	370

Cash flows from investing activities:

Net cash acquired in business combination	-	383	-
Purchases of property and equipment	(1,876)	(1,118)	(2,239)
Proceeds from sale of property and equipment	757	-	-
Capitalized internal-use software development costs	(3,978)	(1,849)	(249)
Purchase of intangible assets	(145)	(162)	(244)

Net cash used in investing activities	(5,242)	(2,746)	(2,732)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	160,425	-	-
Payment related to the conversion of Series F redeemable convertible preferred stock upon initial public offering	(1,569)	-	-
Proceeds from long-term loans, net of debt issuance cost	41,915	2,000	2,971
Repayment of long-term loans	(51,833)	(1,667)	-
Principal payments on finance leases	(1,717)	(2,354)	(2,818)
Proceeds from exercise of stock options	1,335	280	147
Payment of deferred offering costs	(5,188)	(106)	-

Net cash provided by (used in) financing activities	143,368	(1,847)	300

Net increase (decrease) in cash, cash equivalents and restricted cash	$116,016	$1,211	$(2,062)
Cash, cash equivalents and restricted cash at the beginning of the year	28,355	27,144	29,206

Cash, cash equivalents and restricted cash at the end of the year	$144,371	$28,355	$27,144

KALTURA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2021	2020	2019

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$1,106	$155	$142

Purchase of property and equipment by capital lease	$-	$-	$98

Conversion of warrants to common stock upon initial public offering	$70,677	$-	$-

Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	$161,261	$-	$-

Issuance of ordinary shares and warrant with respect to business combination	$-	$3,799	$-

Unpaid deferred offering costs	$-	$976	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$2,636	$1,210	$1,073

Cash paid for interest	$1,944	$3,947	$4,298

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$143,949	$27,711	$26,538
Restricted cash included in other assets, noncurrent	422	644	606

Total cash, cash equivalents, and restricted cash	$144,371	$28,355	$27,144

KALTURA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:       GENERAL

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:       SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

a.	Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, income tax uncertainties, stock-based compensation cost, fair value measurement of warrants and accretion of redeemable stocks (both prior to the IPO), fair value and useful life of intangible assets, as well as in estimates used in applying the revenue recognition policy. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of December 31, 2021.

While there was not a material impact to the Company’s consolidated financial statements as of and for the year ended December 31, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 and its variants that could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

b.	Financial Statements in U.S. Dollars:

The currency of the primary economic environment in which the operations of Kaltura Inc. and its subsidiaries are conducted is the U.S. dollar; thus, the dollar is the functional currency of Kaltura Inc. and its subsidiaries.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of the Accounting Standard Codification ("ASC") 830 "Foreign Currency Matters" ("ASC 830"). All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

c.	Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	Cash and Cash Equivalents:

Cash equivalents are short term, highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.

e.	Restricted Cash:

Restricted cash is primarily invested in deposits held to maturity, stated at cost, which also approximates their fair value, and are used as security for the Company's liabilities. These deposits are used mainly as security for rent payments, and the Company's credit cards. Restricted cash is presented in the balance sheet as part of other assets, noncurrent.

f.	Trade Receivables:

Trade receivables are recorded at the invoiced amount and includes also amounts for which revenue has been recognized but not invoiced. The allowance for doubtful accounts is based on the Company's assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors, including an assessment of the current customer's aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. There were no material write-offs for allowance of doubtful accounts recognized in the periods presented.

g.	Property and Equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets:

Years

Computers and peripheral equipment	3
Office furniture and equipment	7-15
Leasehold improvements	Over the shorter of the related lease period or the life of the asset

h.	Impairment of Long-Lived Assets:

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges to long-lived assets during the periods presented.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Intangible Assets, net:

Intangible assets consist primarily of customer relationships, technology and trade name. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits realized. Intangible assets consist primarily of customer relationships, technology, and trade name. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits realized.

Amortization for the intangible assets was recognized over the following periods:

Years

Customer relationships	7-9
Technology	5-8
Tradename	10

j.	Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.

Goodwill is subject to an impairment test at the reporting unit level at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company identified two reporting units - EE&T and M&T. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. An impairment loss is recognized in an amount equal to the excess. There were no impairment charges to goodwill during the periods presented.

k.	Leases:

Leases are classified at the inception date as either a capital lease or an operating lease. The Company assesses a lease to be a capital lease if any of the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there were an acquisition of an asset and an incurrence of an obligation at the inception of the lease.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Capital lease assets are included in property and equipment, net in the Company’s balance sheets. Operating lease costs are recognized as rent expense on a straight-line basis over the applicable lease terms.

l.	Warrants to Purchase Preferred and Common Stock:

Warrants to purchase the Company’s redeemable convertible preferred stock were classified as a liability on the balance sheet and measured at fair value at each reporting date.

Warrants to purchase the Company`s common stock are presented as equity, unless they are redeemable and classified as a liability.

For the warrants classified as a liability, prior to the IPO, the Company measured the warrants at fair value by applying the Option Pricing Method (“OPM”) in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statement of operations under financial expenses, net.

Upon the closing of the Company’s IPO, all the warrants to purchase preferred and common stock that were classified as a liability, were converted into 7,067,699 shares of common stock, after giving effect to the Stock Split (see Note 13(e) for further information), and to certain adjustments for the warrants to purchase common stock, which were based on the equity valuation implied by the midpoint of the price range set forth on the cover page of the preliminary prospectus related to the Company’s IPO.

m.	Severance Pay:

The majority of Kaltura Israel's agreements with its employees in Israel are in accordance with section 14 of the Israeli Severance Pay Law. Upon contribution of the full amount of the employee's monthly salary and release of the policy to the employee, no additional legal obligation exists between the parties and no additional payments are made by the Company to the employee; therefore related assets and liabilities are not presented in the balance sheet.

For Kaltura Israel employees who are not subject to section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date. Kaltura Israel's liability for these employees is fully provided for via monthly deposits with severance pay funds, insurance policies and an accrual. The value of these deposits is recorded as an asset on the Company's balance sheet in other assets, noncurrent.

Severance expenses recorded in Kaltura Israel for the years ended December 31, 2021, 2020 and 2019 amounted to $3,937,  $2,565 and $2,212, respectively.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company's employees in the U.S. receive severance benefits in the event of an involuntary termination that increase in accordance with their tenure and base salary. The Company accounts for post-employment benefits in accordance with ASC Topic No. 712, Compensation – Nonretirement Post-employment Benefits. These benefits, primarily severance, are not accrued until the amount can be reasonably estimated.

Severance expenses recorded in the U.S. for the years ended December 31, 2021,  2020 and 2019 were immaterial.

n.	Israeli Employees Defined Contribution Plan:

The Company has established a pension contribution plan with respect to Kaltura Israel's employees. Under the plan, Kaltura Israel contributed up to 6.5% of each employee's monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law.

Defined contribution pension plan expenses for the years ended December 31, 2021, 2020 and 2019 amounted to $3,108, $2,061 and $1,722, respectively.

o.	Deferred Offering Costs:

Deferred offering costs consisting primarily of accounting, legal, and other fees related to the Company's IPO, were capitalized and offset against proceeds from the IPO. Total IPO issuance costs were $4,827, of which $1,082 incurred during 2020, and additional $3,745 was incurred during 2021. There were no unpaid IPO issuance costs in accounts payable or prepaid IPO issuance costs in prepaid expenses as of December 31, 2021.

p.	Revenue Recognition:

The Company recognizes revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies judgment in identifying and evaluating terms and conditions in contracts which may impact revenue recognition. To determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:

1) Identify the contract with a customer

The Company considers the terms and conditions of contracts with customers and its customary business practices in identifying contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. The Company engages in formal, written, and binding contracts with its customers that create enforceable rights and obligations between the parties and state each party’s rights regarding the license and services to be transferred and the terms of payment. The Company evaluates the probability of collection of the consideration that it is entitled to receive in exchange for the subscriptions and professional services it transfers to the customer. The Company records trade receivables and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from the Company or from third-parties, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

The Company provides subscriptions to its Video Experience Cloud, which powers live, real-time, and on-demand video experiences. The Company provides access to its platform either as a cloud-based service ("SaaS" or "PaaS") or, less commonly, as a license to software installed on the customer's premises ("On-Prem") all together defined as subscriptions in the statement of operations.

Professional Services (“PS”) consist of integration, configuration and customization activities. In some of the Company's arrangements, PS are accounted for as a separate performance obligation. However, in some of the Company’s SaaS and PaaS arrangements the Company determined that the PS are solely set up activities that do not transfer goods or services to the customer and therefore are not accounted for as a separate performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration which the Company is expected to be entitled to in exchange for transferring the promised goods or services to the customer. This transaction price is exclusive of amounts collected on behalf of third parties, such as sales tax and value-added tax. The Company rarely provides its customers with price concessions.

The Company's contracts usually include a fixed amount of consideration, as well as variable consideration for overage usage that, in most cases, is not considered probable at the inception of the contract. Revenue accounted for as variable consideration for overages usage is recognized when the uncertainty is resolved, usually when the customer exceeds its committed usage threshold (i.e., overages are consumed) and the overages are invoiced.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company rarely has contracts for which the difference between the payment date and the revenue recognition timing is more than 12 months. The primary purpose of the Company’s payment terms is to provide customers with a simple and predictable way to purchase the Company’s subscriptions, not to provide customers with financing.

In addition, the Company has elected to apply the practical expedient for financing component for transactions in which the difference between the payment date and the revenue recognition timing is up to 12 months.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).

When applicable, the Company allocates the transaction price between the separate performance obligations according to their SSP, which is based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information, including, but not limited to, pricing practices, market conditions, and the economic life of the software.

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer. Revenue is recognized when control of the good or services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from the good or service.

Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription, beginning from the date in which the customer is granted access to the subscription. Revenue from the sale of a term license in On-Prem deals is recognized at a point in time in which the license is delivered to the customer.

Revenue from post-contract services ("PCS") included in On-Prem projects is recognized ratably over the time of the PCS.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue from PS that is accounted for as a separate performance obligation is recognized upon rendering of the service.

Contract Costs

Some of the sales commissions and bonuses earned by the Company's employees and management are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions and bonuses for new contracts are deferred and then amortized consistently with the pattern of revenue recognition for each performance obligation for contracts for which the commissions were earned, mainly on a straight-line basis, over a period of benefit that the Company has estimated to be mainly five years. This period of benefit was determined by taking into consideration the technology's useful life.

Sales bonuses for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period.

The Company classifies deferred costs as current or noncurrent based on the timing of when the Company expects to recognize the expense.

Amortization of sales commissions are consistent with the pattern of revenue recognition of each performance obligation and are included mainly in sales and marketing expense in the consolidated statements of operations.

The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The Company capitalizes costs incurred to fulfill its contracts when the costs relate directly to a contract and are expected to generate resources that will be used to satisfy the performance obligation under the contract and are expected to be recovered through revenues generated under the contract. Costs to fulfill contracts are expensed to cost of revenue on a straight-line basis over a period of five years which reflects the technological useful life.

q.	Cost of Revenue:

Cost of subscription revenue consists primarily of employee-related costs including payroll, benefits and stock-based compensation expense for operations and customer support teams, costs of cloud hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology and allocated overhead costs.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cost of professional services consists primarily of personnel costs of our professional services organization, including payroll, benefits, and stock-based compensation expense, allocated overhead costs and other third-party service providers.

r.	Research and Development Costs:

Research and development costs are charged to the statements of operations as incurred, except to the extent that such costs are associated with internal-use software that qualifies for capitalization.

s.	Internal-Use Software:

Costs incurred to develop internal-use software are capitalized and amortized over the estimated useful life of the software, which is generally five years. In accordance with ASC Topic, 350-40, "Internal-Use Software," capitalization of costs to develop internal-use software begins when preliminary development efforts are successfully completed, the Company has committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs related to the maintenance of internal-use software are expensed as incurred.

The Company periodically reviews internal-use software costs to determine whether the projects will be completed, placed in service, removed from service or replaced by other internally developed or third-party software. If the asset is not expected to provide any future benefit, the asset is retired, and any unamortized cost is expensed. Capitalized internal-use software costs are recorded under property and equipment, net.

When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of internal-use software. If the net book value is not expected to be fully recoverable, internal-use software would be impaired to its fair value. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $4,838, $1,893 and $249 of software development costs, respectively. No impairment was recorded for the years ended December 31, 2021,  2020 and 2019.

t.	Advertising Costs:

Advertising costs are expensed as incurred and include marketing activities, demand generation, events, public relations and brand-building activities. Advertising costs for the years ended December 31, 2021, 2020 and 2019, amounted to $5,057, $3,143 and $2,156, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.

u.	Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718,"Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Service-Based Awards

The Company grants stock option awards and restricted stock units (“RSUs”), that vest only based upon the satisfaction of a service condition. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair value of its common stock, the expected stock price volatility, expected option term, risk-free interest rates and expected dividend yield.

The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. For RSUs, the Company determines the grant-date fair value of the RSUs as the fair value of the Company’s common stock on the grant date.

The Company recognizes compensation cost for options and stock awards that have a graded vesting schedule and contain only service condition on a straight-line basis over the requisite service period for the entire award. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

Market-Based Awards

The Company has granted three of its executives stock options that vest only upon the satisfaction of market-based conditions. The market-based conditions reflect specific prices for the Company’s common stock, which must be exceeded for each tranche of the grant to vest.

For market-based awards, the Company determined the grant-date fair value utilizing a Monte Carlo simulation model, which incorporates various assumptions including expected stock price volatility, risk-free interest rates, expected exercise behavior for vested options, expected date of a qualifying event and expected form and timing of a liquidity event. The Company estimated the volatility of the common stock on the date of grant based on the weighted average historical stock price volatility of comparable publicly-traded companies. Because the option does not qualify as “plain vanilla” per SEC Staff Accounting Bulletin 107, the expected term cannot be estimated based on the simplified model described in the Bulletin. In order to address the term, the Monte Carlo simulation model includes an assumption about the price level at which vested options are expected to be exercised (the “Sub Optimal Exercise” factor). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The rate used is based on the expected term of the option.

The Company recognizes compensation expenses for the value of its market-based awards based on the accelerated attribution method over the estimated requisite service period of each of the awards. The Company has determined that there is no explicit or implicit service period for the awards, and therefore the requisite service period is based on the derived service period. The derived service period is the term calculated in the Monte Carlo valuation model as described above. The derived service period is the median duration of the simulated price paths in which the option tranche vests, which is determined by the above assumptions.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

v.	Business Combination:

The Company accounted for business combination in accordance with ASC 805, "Business combinations". ASC 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at fair values as of that date. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings.

Acquisition related costs are expensed to the statement of operations in the period incurred.

w.	Income Taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This codification prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and for carry-forward tax losses.

Deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, "Income Taxes". Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return (see also Note 14).

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

x.	Net Loss per Share Attributable to Common Stockholders:

The Company's basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.

Prior to the IPO, the Company computed net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholder for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its convertible preferred stock to be participating securities as the holders of the convertible preferred stock would be entitled to dividends that would be distributed to the holders of common stock, on a pro-rata basis, assuming the conversion of all outstanding shares of convertible preferred stock into common stock. These participating securities did not contractually require the holders of such stock to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

y.	Concentration of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.

The majority of the Company's and its subsidiaries' cash and cash equivalents and restricted cash are invested with major banks in Israel, the United Kingdom and the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. However, in general, these investments may be redeemed upon demand and therefore bear minimal risk.

The Company's trade receivables are geographically dispersed and derived from sales to customers mainly in the United States, Europe and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Major customer data as a percentage of total revenues:

The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Year ended December 31,
	2021		2020	2019

Customer A (Media and Telecom)	*	)	11.60%	12.01%

*)  Represents an amount that is lower than 10% of the Company’s total revenue.

z.	Fair Value of Financial Instruments:

ASC 820, "Fair Value Measurements and Disclosures", defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.

Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -
Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 -	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, employees and payroll accruals, trade payables, accrued expenses and other current liabilities, current portion of long-term loans and current portion of long-term lease approximate their fair value due to the short-term maturities of such instruments.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

aa.	Legal Contingencies:

From time to time, the Company or one of its subsidiaries become involved in legal proceedings or is subject to claims arising in its ordinary course of business. Such matters are generally subject to many uncertainties and outcomes and are not predictable with assurance. Specifically, the Company might be subject to contractual penalties, including liquidated damages, as well as breach of contract claims, which could result in litigation and cause the Company to incur additional costs, including in the form of additional damages or settlement payments. The Company accrues for contingencies when the loss is probable and it can reasonably estimate the amount of any such loss.

ab.	Recently Adopted Pronouncements:

As an "emerging growth company," the Jumpstart Our Business Startups Act ("JOBS Act") allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted this guidance prospectively on January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2021; early adoption is permitted. The Company early adopted ASU 2017-04 during 2021, and the adoption did not have an impact on its consolidated financial statements and related disclosures.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ac.	Recent Accounting Guidance Not Yet Adopted:

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

The Company elected to adopt the guidance beginning on the first quarter of 2022, using a modified retrospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company also elected certain practical expedients permitted under the transition guidance within the new guidance, which allows it to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption and to keep leases with an initial term of 12 months or less off its consolidated balance sheets. The Company elected not to separate lease and non-lease components for all classes of underlying assets. While the adoption remains in progress, the Company expects that the adoption will result in the recognition of operating lease right of use assets and operating lease liabilities that were not previously recognized, which will increase total assets and liabilities on its Consolidated Balance Sheets by approximately $823. In addition, a material portion of the Company’s leases are denominated in NIS. As a result, the associated lease liabilities will be remeasured using the current exchange rate in the future reporting periods, which may result in material foreign exchange gains or losses. Except for the impact of remeasuring the NIS denominated lease liability, the Company does not expect the adoption of Topic 842 to have a material impact to its Consolidated Statements of Operations or Cash Flows.

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company does not expect that ASU 2019-12 will have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.

NOTE 3:       ACQUISITIONS

In March 2020, the Company acquired all of the issued and outstanding capital stock of Newrow, Inc., a Delaware privately held corporation (“Newrow”), through a share exchange agreement. Newrow develops and sells real-time video communication software solutions. The acquisition is intended to support the Company's plans to continue strengthening its technological capabilities and the depth of its product offering. The acquisition has been accounted for as a business combination. The total purchase price was $3,799 paid through issuance of 1,226,515 shares of the Company's common stock. In addition, there is a contingent consideration comprised of a warrant to purchase up to 613,255 shares of the Company's common stock subject to certain performance targets.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:       ACQUISITIONS (Cont.)

The Company accounted for this transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on preliminary estimated fair values, as presented in the following table:

Amount

Common stock	$2,578
Warrant to common stock	1,221

Total purchase consideration	$3,799

Goodwill	$1,689
Identified intangible assets	2,483
Net liabilities assumed, net of cash acquired	(756)
Cash acquired	383

Total	$3,799

Goodwill of $1,689, none of which is deductible for tax purposes, was recorded in connection with the Newrow acquisition, and was primarily attributed to synergies arising from the acquisition and the value of the acquired workforce. The goodwill was allocated to the Enterprise, Education and Technology segment.

The following table presents details of the identified intangible assets acquired:

	Fair Value	Estimated Useful Life

Developed technology	$2,130	5 years
Customers relationship	353	7 years

	$2,483

Transaction costs incurred by the Company in connection with the Newrow acquisition were approximately $91 during the year ended December 31, 2020, and were recorded within general and administrative expenses in the consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2021	2020

Prepaid expenses	$3,858	$2,086
Government institutions	576	335
Deposit	564	292
Other	112	56

	$5,110	$2,769

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:      PROPERTY AND EQUIPMENT, NET

Composition of property and equipment is as follows:

	December 31,
	2021	2020
Cost:
Computers and peripheral equipment	$3,668	$3,656
Office furniture and equipment	745	679
Leasehold improvements	513	516
Capital leases of computers and peripheral equipment	253	253
Internal use software	6,980	2,142

	12,159	7,246

Accumulated depreciation	$(2,656)	$(3,099)

Depreciated cost	$9,503	$4,147

Depreciation expenses for the years ended December 31, 2021, 2020 and 2019 were $1,407, $2,791 and $3,860, respectively.

During the year ended December 31, 2021, the Company disposed fully depreciated assets in a gross amount of $1,849.

During the year ended December 31, 2020, the Company abandoned its data centers, and recorded abandonment costs of $3,969 in the consolidated statement of operations as general and administrative expenses and disposed of total assets in a gross amount of $16,886.

NOTE 6:	OTHER ASSETS, NONCURRENT

	December 31,
	2021	2020

Restricted cash	$422	$644
Severance pay fund	1,968	1,673
Issuance costs	-	1,082
Other	153	165

	$2,543	$3,564

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:       GOODWILL AND INTANGIBLE ASSETS, NET

a.	Intangible Assets:

	December 31, 2021
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	3.25	$4,700
Customer relationship	3.87	2,419
Tradename	1.42	980

		8,099
Accumulated amortization and impairments:
Technology		(3,323)
Customer relationship		(2,049)
Tradename		(818)

		(6,190)

Intangible assets, net		$1,909

	December 31, 2020
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	3.98	$4,700
Customer relationship	3.74	2,340
Tradename	2.42	980

		8,020
Accumulated amortization and impairments:
Technology		(2,759)
Customer relationship		(1,706)
Tradename		(720)

		(5,185)

Intangible assets, net		$2,835

During the year ended December 31, 2021, 2020 and 2019, the Company recorded amortization expenses in the amount of $1,005, $917 and $630, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:       GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

b.	The estimated future amortization expense of intangible assets as of December 31, 2021, is as follows:

December 31,

2022	$666
2023	554
2024	478
2025	148
2026	50
2027	13

$1,909
c.

In April 2018, the Company acquired some of the assets of Rapt Media, Inc. (the "Assets") for a consideration that varied depending on the gains that the Assets derived during a three-year period (the “Period”) following the closing date of the purchase of the Assets (the "Transaction").

The Transaction was accounted for as an asset acquisition. The Company recognized an asset and liability simultaneously when revenue derived from the Assets was recognized. The useful life of the Assets is four years from the Transaction's closing date.

The Period ended in April 2021, when up to that date, the Company had capitalized an amount of $595.

During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $79, $163 and $202, respectively, with respect to the Transaction.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:       GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

d.	Changes in goodwill for the years ending December 31, 2021, 2020 and 2019, were as follows:
	Enterprise, Education and Technology	Media and Telecom	Total

Balance as of January 1, 2019	$-	$9,381	$9,381

Additions	-	-	-

Balance as of January 1, 2020	-	9,381	9,381

Additions	1,689	-	1,689

Balance as of January 1, 2021	1,689	9,381	11,070

Additions	-	-	-

Balance as of December 31, 2021	$1,689	$9,381	$11,070

Since the Company's inception, no goodwill impairment charges were recorded.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:	LONG-TERM LOAN

a.

In February 2011, the Company entered into a long-term loan and security agreement with a bank (the "2011 Loan Agreement"). During the years 2012-2019 the Company entered into several modifications, pursuant to which the long-term credit line was increased to an amount equal to $20,000 out of which the Company drew an amount of $18,000. Loan repayment date was extended from February 2017 to February 2020 in one installment.

In February 2020 the Company drew an additional amount of $2,000 as part of the Ninth Modification to the 2011 Loan Agreement.

The outstanding principal amount accrued interest at a floating per annum rate equal to the prime rate.

As of December 31, 2020, the Company's outstanding loan balance was $20,000.

b.

In April 2012, the Company entered into a long-term loan and security agreement (the "Additional Loan Agreement"), which provided the Company a long-term line of credit. During the years 2012-2018 the Company entered into three modifications to the agreement, pursuant to which the long-term credit line was increased to an amount equal to $30,000. The Company used the entire credit line pursuant to which the loan repayment date was extended to November 2020. Pursuant to the last amendment, the loan is to be repaid in 36 monthly equal installments.

The outstanding principal amount accrued interest at a floating per annum rate equal to four and a half percentage (4.5%) points above the prime rate, subject to a 9.50% floor and a 12.00% maximum.

As of December 31, 2020, the Company's outstanding loan balance under the Additional Loan Agreement was $28,160.

c.

In January 2021, the Company refinanced all amounts outstanding under the existing loan agreements, terminated all outstanding commitments, and entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

In June 2021, the Company entered into an amendment to the Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company borrowed an additional aggregate principal amount of $12,500 and increased commitments under the Revolving Credit Facility to $35,000.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:     LONG-TERM LOAN (Cont.)

In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of December 31, 2021, the total commitments under the Revolving Credit Facility are available for future borrowings.

Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2021, the current rate of interest under the Credit Facilities was equal to a rate per annum of 4.50%, consisting of the 1.00% floor and the margin of 3.50%.

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

d.	Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of December 31, 2021, the Company met these covenants.

e.	The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year ending December 31,

2022	$3,000
2023	6,000
2024	30,000

$39,000

f.	The carrying amounts of the loans approximate their fair value.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2021	2020

Accrued expenses	$7,240	$4,687
Accrued taxes	9,525	4,984
Other	1,584	1,580

	$18,349	$11,251

NOTE 10:	COMMITMENTS AND CONTINGENCIES

a.	Lease Commitments:

The Company is engaged in operating lease arrangements for its worldwide offices. Future minimum annual payments under non-cancelable operating leases for the period remaining subsequent to December 31, 2021, are as follows:

Year ending December 31,	Rental of premises

2022	$1,317
2023	788
2024	806
2025	862
2026	919
2027	548

Total	$5,240

Total rent expenses for the years ended December 31, 2021, 2020 and 2019 were $2,278, $2,152 and $2,121, respectively.

During the fourth quarter of 2021, the Company entered into a non-cancelable operating lease agreement for an office that contains approximately 13,815 square feet in New York, New York (the "Lease"). The Lease commenced in January 2022, after the balance sheet date. Future payments associated with the Lease are reflected in the table above. The Lease will increase the right-of-use asset and corresponding lease liability in accordance with ASC 842.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:	COMMITMENTS AND CONTINGENCIES (Cont.)

b.	Purchase Commitments:

The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of December 31, 2021:

Year ending December 31,

2022	$13,427
2023	12,166
2024	22,585
2025	13,000
2026	14,250

Total purchase commitment	$75,428

c.      Capital Leases:

As of December 31, 2021, the Company has a liability to make lease payments of $147 under capital leases. All payments will be made during 2022.

NOTE 11:	REVENUES FROM CONTRACTS WITH CUSTOMERS

a.	The following tables presents disaggregated revenue by category:

	Year ended December 31, 2021
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$108,842	91.5%	$36,124	78.4%
Professional services	10,090	8.5%	9,960	21.6%

	$118,932	100%	$46,084	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

	Year ended December 31, 2020
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$74,473	92.6%	$29,591	74.0%
Professional services	5,976	7.4%	10,400	26.0%

	$80,449	100%	$39,991	100%

	Year ended December 31, 2019
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$61,376	94.6%	$23,349	71.8%
Professional services	3,463	5.4%	9,161	28.2%

	$64,839	100%	$32,510	100%

b.	Contract Balances:

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of performance under a contract. The current portion of the deferred revenue balance is recognized as revenue during the 12-month period after the balance sheet date.

The noncurrent portion of the deferred revenue balance is recognized as revenue following the 12-month period after the balance sheet date.

Substantially all the revenue that was included in the deferred revenue, current as of January 1, 2021, was recognized as revenue during 2021.

c.	Remaining Performance Obligations:

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $185,484, which consists of both billed consideration in the amount of $53,642 and unbilled consideration in the amount of $131,842 that the Company expects to recognize as revenue and was yet recognized on the balance sheet. The Company expects to recognize 57% of its remaining performance obligations as revenue in the year ending December 31, 2022, and the remainder thereafter.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:	REVENUES FROM CONTRACTS WITH CUSTOMERS (Cont.)

d.	Costs to Obtain a Contract:

The following table represents a roll forward of costs to obtain a contract:

	Year ended December 31,
	2021	2020	2019

Beginning balance	$17,683	$9,015	$5,467
Additions to deferred contract acquisition costs during the period	15,594	11,997	5,926
Amortization of deferred contract acquisition costs	(7,003)	(3,329)	(2,378)

Ending balance	$26,274	$17,683	$9,015

Deferred contract acquisition costs, current	$7,671	$4,788	$2,603
Deferred contract acquisition costs, noncurrent	18,603	12,895	6,412

Total deferred costs to obtain a contract	$26,274	$17,683	$9,015

e.	Costs to Fulfill a Contract

The following table represents a roll forward of costs to fulfill a contract:

	Year ended December 31,
	2021	2020	2019

Beginning balance	$4,041	$3,993	$4,241
Additions to deferred costs to fulfill a contract during the period	2,457	950	664
Amortization of deferred costs to fulfill a contract	(1,072)	(902)	(912)

Ending balance	$5,426	$4,041	$3,993

Deferred fulfillment costs, current	$1,408	$1,060	$901
Deferred fulfillment costs, noncurrent	4,018	2,981	3,092

Total deferred costs to fulfill a contract	$5,426	$4,041	$3,993

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:	FAIR VALUE MEASUREMENTS

a.

In  July 2016, as part of the Company's stock and warrant purchase agreement with a new investor, the Company issued the new investor a warrant to purchase 7,146,490 shares of common stock of the Company (subject to certain adjustments, as described below) with an exercise price of $0.0001 per share. The warrant expires in July 2026.

The warrant is exercisable immediately prior to the occurrence of a Triggering Event (as such term is defined in the warrant agreement), or in connection with an exercise of co-sale rights. If the warrant is exercised in connection with a Liquidation Event or Qualified IPO (each as defined in the warrant agreement), the number of shares issuable upon such exercise will be subject to certain adjustments based on the equity valuation implied by such Liquidation Event or Qualified IPO.

In addition, the warrant has a redemption right which entitles the holder, at its sole discretion, to redeem the warrant after the fifth anniversary from the issuance date.

b.

In October 2015, as part of the Second Modification to the Additional Loan Agreement, the Company issued the lender a warrant to purchase 32,841 shares of Series E redeemable convertible preferred stock with an exercise price of $15.223 per share. The warrant expires in October 2025.

c.

In 2014, 2012 and 2011, the Company issued warrants to purchase 68,965 shares of Series E redeemable convertible preferred stock with an exercise price of $ 10.15 per share, 56,285 shares of Series D redeemable convertible preferred stock with an exercise price of $ 5.33 per share and 31,414 shares of Series C redeemable convertible preferred stock with an exercise price of $ 3.82 per share, respectively. As part of the third amendment to the loan agreement, the expiration date of the preferred D and E warrants have been extended to October 2025.

d.

The above-mentioned transactions were accounted for in accordance with ASC 815-40, "Derivatives and Hedging - Contracts in Entity`s Own Equity," ("ASC 815") and ASC 480-10, "Distinguishing Liabilities from Equity" ("ASC 480"). Prior to the IPO, the warrants were recorded as a liability in the Company's balance sheet and measured at fair value at each reporting date.

e.

On March 26, 2020, as part of Newrow acquisition, the Company issued to Newrow's former stockholders a warrant to purchase 613,255 shares of common stock subject to certain performance target (the “Newrow Warrant"). The Newrow Warrant was recorded as a liability in the Company's balance sheet and was measured at fair value at each interim reporting date. During 2020, the Company recorded remeasurement expenses related to the Newrow Warrant in the amount of $1,836. During November 2020, the performance target was achieved, and the Newrow Warrant was reclassified to stockholders' equity (deficit).

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:     FAIR VALUE MEASUREMENTS (Cont.)

f.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded financial expenses from changes in the warrants' fair value in the amount of $15,046, $41,505 and $5,300 (see also Note 2aa), respectively.

Prior to the IPO, the Company measured the warrants that were classified as a liability at fair value by applying the OPM in each reporting period until they are exercised or expired, with changes in fair values being recognized in the Company's consolidated statement of operations as financial income or expenses.

The key assumptions used in the OPM for the valuation of the warrants upon re- measurement were as follows:

	2020	2019

Volatility	65.23%	48.50%
Risk-free interest rate	0.09%	1.39%
Dividend yield	-%	-%
Expected life (years)	0.405	1.5

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the foreseeable future.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over the term that is equivalent to the expected term of the option.

(3)	Risk-free interest - based on yield rate of non-index linked U.S. Federal Reserve treasury stock.

(4)	Expected life - the expected life was based on the expected maturity date of the warrants.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Warrants to purchase preferred and common stock	$-	$-	$56,780	$56,780

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:     FAIR VALUE MEASUREMENTS (Cont.)

The following table sets forth a summary of the changes in the fair value of the warrants to purchase preferred and common stock:

	Year ended December 31,
	2021	2020	2019

Balance at January 1	$56,780	$17,111	$11,811
Issuance of warrants	-	1,221	-
Reclassification of warrant to common stocks to equity	-	(3,057)	-
Reclassification of warrant to preferred stocks to mezzanine equity	(1,149)	-	-
Change in fair value of warrants	15,046	41,505	5,300
Conversion of warrants to common stock upon initial public offering	(70,677)	-	-

Balance at December 31	$-	$56,780	$17,111

Upon the closing of the Company’s IPO, the warrants to purchase preferred and common stock were converted into 7,067,699 shares of common stock. The final re-measurement of the warrants was based upon the publicly available stock price on the conversion date.

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

a.	Convertible and Redeemable Convertible Preferred Stock:

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

As of December 31, 2021, there were no shares of convertible and redeemable convertible preferred stock issued and outstanding.

In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized preferred stock to 20,000,000 shares of preferred stock, all with a par value of $0.0001 per share.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

Composition of convertible and redeemable convertible preferred stock capital of $0.0001 as of December 31, 2020:

	December 31, 2020
	Authorized	Issued and outstanding	Aggregate liquidation preference
	Number of shares

Series A Preferred stock	1,043,778	1,043,778	$1,921
Series B Preferred stock	3,240,085	3,240,085	12,631
Series C Preferred stock	3,434,556	3,403,141	18,110
Series D Preferred stock	2,870,544	2,814,258	17,287
Series D-1 Preferred stock	714,286	714,286	4,354
Series E Preferred stock	4,042,693	3,940,885	40,000
Series F Preferred stock	1,666,667	1,666,667	93,043

Convertible and redeemable convertible Preferred stock	17,012,609	16,823,100	$187,346

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

b.	Common Stock:

The shares of common stock confer upon their holders the right to receive notice to participate and vote in general stockholders meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets of the Company upon liquidation of the Company, as more fully described in the Company's Certificate of Incorporation.

In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized common stock to 1,000,000,000 shares of common stock, all with a par value of $0.0001 per share.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

c.	Receivables on Account of Stock:

In May 2015, the Company entered into loan agreements with certain of its executive employees for the purpose of exercising vested options (the “Employee Loan Agreements”). In accordance with the Employee Loan Agreements, the amounts granted to the borrowers shall automatically be forgiven and deemed to have been repaid in full upon the consummation of an Exempted IPO, as such term is defined in the Employee Loan Agreements. In February 2021, the Employee Loan Agreements were amended such that the loans would be automatically forgiven and deemed to have been repaid in full immediately prior to the public filing by the Company of a registration statement under the Securities Act of 1933, as amended.

In March 2021, the loans were fully forgiven. Following the forgiveness of the loans, the Company recorded an expense for the year ended December 31, 2021, in the amount of $1,724 included in other operating expenses in the consolidated statement of operations. The amount included the tax gross-up expense that was paid by the Company following the forgiveness.

d.	Equity Incentive Plans:

2007 and 2017 Equity Incentive Plans

Under the Company's 2007 U.S. and Israeli Stock Option Plans ("the 2007 Plans"), options were granted to officers, directors, employees, advisors and consultants of the Company or its subsidiaries.

In 2017, the Company adopted a new equity incentive plan, the "2017 Equity Incentive Plan" (the "2017 Plan" and together with the 2007 Plans, the "Old Plans"), and extended the term of the 2007 Israeli Stock Option Plan and the term of the options already granted thereunder for an additional ten-year period.

Each option granted under the Old Plans is exercisable until the earlier of ten years (or 20 years if granted under the 2007 Israeli Stock Option Plan) from the date of the grant of the option. The options vest primarily over a four year period. Any options that are forfeited or not exercised before expiration become available for future grants.

In December 2020, the Company granted to three of its officers, market-based options at an exercise price of $13.34 per share. The options vest based on the achievement of specific share price targets such that 25% of the award will vest upon the fair market value of a share of common stock increasing fifty percent (50%) above the exercise price; an additional 25% of such award will vest upon the fair market value of a share increasing one-hundred percent (100%) above the exercise price; an additional 25% will vest upon the fair market value of a share increasing one-hundred and fifty percent (150%) above the exercise price; and the remaining 25% of the award will vest upon the fair market value increasing two-hundred percent (200%) above the exercise price.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

Following the Company’s IPO, no additional awards will be granted under the Old Plans. However, the Old Plans will continue to govern the terms and conditions of the outstanding awards previously granted under the Old Plans.

2021 Incentive Award Plan

Effective upon the effectiveness of the registration statement for the IPO, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”, and together with the Old Plans, the "Plans"). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock or cash-based awards to the Company’s officers, directors, employees, advisors, and consultants. A total of 8,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan includes certain shares of common stock subject to awards under the Old Plans, in the case of certain occurrences such as expirations, terminations, exercise and tax-related withholding, or failures to vest.

The number of shares of common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of:

•	5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year; and
•	Such smaller number of shares of common stock as is determined by the Board of Directors.

Under the 2021 Plan, the exercise price of options granted is generally at least equal to the fair market value of the Company’s common stock on the date of grant. The term of the options generally may not exceed ten years. Additionally, the exercise price of any options granted to a 10% stockholder shall not be less than 110% of the fair market value of the common stock on the date of grant, and the term of such option grant shall not exceed five years.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

Stock Options

A summary of the Company's stock option activity with respect to options granted under the Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2021	31,981,404	$3.86	7.72	$100,495

Granted	2,552,985	$4.38
Exercised	(863,041)	$1.59		$5,437
Forfeited	(968,385)	$3.25

Outstanding as of December 31, 2021	32,702,963	$3.98	8.34	$38,894

Exercisable options at end of the year	17,906,181	$1.53	7.80	$32,778

The fair value of each service-based award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table:

	2021	2020	2019

Expected volatility	62%	50%	50%
Risk-free interest rate	1.31% - 1.34%	0.8% - 0.4%	1.7%-2.6%
Dividend yield	-%	-%	-%
Expected life (years)	5.81	5.83	5.93

These assumptions and estimates were determined as follows:

(1)

Fair value of common stock – Prior to the IPO, the fair value was determined by the Company's Board of Directors, with input from management and assisted by valuation reports prepared by a third-party valuation specialist. After the IPO, the fair value of the common stock underlying the options was the Company’s closing stock price on the Nasdaq Global Select Market on the grant date.

(2)

Risk-free interest rate - The risk-free rate for the expected term of the options is based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the employee share option awards.

(3)

Expected life - The expected life represents the period that options are expected to be outstanding. For option grants that are considered to be "plain vanilla," the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

(4)

Expected volatility - Since the Company has no trading history of its ordinary shares, the expected volatility is derived from the average historical share volatilities of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business over a period equivalent to the option's expected term.

(5)

Expected dividend yield - The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

The weighted average grant-date fair value of the service-based awards granted in the years ended December 31, 2021, 2020 and 2019 was $2.45, $3.80 and $1.13 per option, respectively. The total grant-date fair value of the service-based awards that vested during the years ended December 31, 2021, 2020 and 2019, was $13,152, $3,615 and $2,377, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019, was $8,842 and $837, respectively.

The fair value of each market-based award is estimated on the date of grant using the Monte Carlo model that uses the assumptions noted in the following table:

2020

Expected volatility	41%
Risk-free interest rate	0.94%
Dividend yield	-%

(1)

Expected volatility - Because the Company had no trading history of its shares of common stock, the expected volatility was derived from the average historical share volatilities of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business over a period equivalent to the option's expected term.

(2)

Risk-free interest rate - The risk-free rate for the expected term of the options is based   on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the employee share option awards.

The weighted average fair value of the market-based awards granted in the year ended December 31, 2020, was $2.26 per option. These costs are expected to be recognized over a weighted-average period of approximately five and a half years from December 2020.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:	CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

RSUs

The following table summarizes the RSU activity for the year ended December 31, 2021:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	-	-
RSUs granted	4,945,721	$4.38
RSUs vested	(13,500)	$4.38
RSUs forfeited	(7,804)	$4.38
Unvested and Outstanding as of December 31, 2021	4,924,417	$4.38

Stock-Based Compensation Expense

The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Year ended December 31,
	2021	2020	2019

Cost of revenue	$877	$335	$218
Research and development	2,798	1,251	617
Sales and marketing	2,173	1,639	329
General and administrative	11,217	1,889	1,158

Total expenses	$17,065	$5,114	$2,322

As of December 31, 2021, there were $62,275 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

e.	Stock Split:

In March 2021, the Company’s board of directors and the stockholders of the Company approved a four and a half (4.5)-for-one forward stock split of the Company’s common stock, which became effective on March 19, 2021. The par value of each class of capital stock was not adjusted as a result of this forward stock split. All common stock, redeemable convertible preferred stock, stock options, warrants, and per share information presented within these consolidated financial statements have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:	INCOME TAXES

The Company's subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

a.	Loss before taxes on income is comprised as follows:

	Year ended December 31,
	2021	2020	2019

Domestic	$75,259	$67,540	$20,882
Foreign	(22,478)	(12,330)	(6,914)

Loss before taxes on income	$52,781	$55,210	$13,968

The provision for income taxes was as follows:

	Year ended December 31,
	2021	2020	2019

Federal	$-	$-	$-
State	65	57	43
Foreign	6,505	3,496	1,561

Total provision for income taxes	$6,570	$3,553	$1,604

b.	Deferred Income Taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2021 and 2020, the Company has provided a full valuation allowance in respect of deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:	INCOME TAXES (Cont.)

Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2021	2020

Deferred tax assets:

Net operating losses carryforward	$76,950	$60,905
Disallowed business interest expense	4,404	3,571
Other temporary differences	2,448	2,337

Deferred tax assets before valuation allowance	83,802	66,813
Valuation allowance	(75,051)	(61,588)

Total deferred tax assets	$8,751	$5,225

Deferred tax liabilities:

Acquired Intangible Assets	(696)	(664)
Deferred contract costs	(6,607)	(4,561)
Property and equipment	(1,448)	-

Total deferred tax liabilities	$(8,751)	$(5,225)

Deferred tax assets, net	$-	$-

c.	Net Operating Losses Carry Forward:

As of December 31, 2021, the U.S. parent company had a net U.S. operating loss carry forward ("NOLs") for federal income tax purposes of approximately $274,821 and U.S. state NOLs of approximately $167,944. Out of the operating losses attributed to the U.S. parent company, $169,095 were generated before January 1, 2018, and are subject to the 20-year carryforward period. The remaining $105,726 can be carried forward indefinitely but are subject to the 80% taxable income limitation.

Utilization of the U.S. net operating losses above may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of substantial net operating losses before utilization (the 80% limitation was waived for NOLs utilized in 2019 and 2020 under the CARES Act).

The Company has analyzed the impact of Section 382 on its NOLs through 2020 and believes that the NOLs are not materially limited by Section 382. However, any future changes of ownership could impact the Company’s ability to utilize NOLs.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:	INCOME TAXES (Cont.)

d.	A reconciliation of the Company's theoretical income tax expense to actual income tax expense is as follows:

	Year ended December 31,
	2021	2020	2019

Loss before tax as reported at the consolidated statement of operations	$52,781	$55,210	$13,968

Statutory tax rate	21%	21%	21%

Theoretical tax benefit	$(11,084)	$(11,594)	$(2,933)

Non-deductible expenses and other permanent differences	403	269	235
Remeasurement of warrants to fair value	3,160	8,716	1,113
Share-based compensation	3,651	1,081	517
Change in valuation allowance	13,232	3,300	2,636
State taxes, net of federal benefit	(3,700)	-	-
Income tax at rate other than the U.S. statutory tax rate	320	1,786	319
Exchange rate differences	(100)	(113)	(133)
Other	688	108	(150)

Total tax expenses	$6,570	$3,553	$1,604

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:	INCOME TAXES (Cont.)

e.	The Tax Cuts and Jobs Act:

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, a comprehensive tax law that includes significant changes to the taxation of business entities. These changes include several key tax provisions, among others: (i) a permanent reduction to the statutory federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017; (ii) a partial limitation on the tax deductibility of business interest expenses; (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time deemed repatriation tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

f.	Tax Laws Applicable to the Company's Subsidiary in Israel:

The Israeli corporate tax rate was 23% for the years ended December 31, 2021 and 2020. However, the effective tax rate payable by a company that derives income from a "Benefited Enterprise" or a "Preferred Enterprise" (as discussed below) may be considerably less. Capital gains derived by an Israeli company are generally subject to the prevailing corporate tax rate.

Tax benefits by virtue of the Law for the Encouragement of Capital Investments, 1959 ("the Investment Law"):

Until tax year 2014, Kaltura Israel utilized various tax benefits by virtue of the "Benefited Enterprise" status granted to its enterprise, pursuant to the Investment Law.

Kaltura Israel elected benefits under the alternative track of benefits according to which it was exempt from income tax in the first two years (from the date Kaltura Israel earned taxable income).

If a dividend is distributed out of tax exempt income earned by a Benefited Enterprise the amount distributed will be subject to corporate tax at the rate that would have otherwise been applicable on the Benefited Enterprise income. Dividends paid out of income attributed to a Beneficiary Enterprise are generally subject to withholding tax at source at the rate of 15% or such lower rate as may be provided in an applicable tax treaty.

As of December 31, 2021, approximately $607 was derived from tax exempt profits earned by Kaltura Israel's "Beneficiary Enterprise." The Company and its Board of Directors have determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by Kaltura Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to Kaltura Israel's "Beneficiary Enterprise" as such income is essentially permanently reinvested.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:	INCOME TAXES (Cont.)

If Kaltura Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of up to $152 would be incurred as of December 31, 2021.

In 2011, new legislation amending the Investment Law was adopted. Under this new legislation, a unified corporate tax rate applied to all qualifying income generated by a "Preferred Company" through its Preferred Enterprise (as such terms are defined in the Investment Law) as of January 1, 2011.

Industrial Companies under the Preferred Enterprise status according to the new law as amended in July 2013, and starting January 1, 2014 are entitled to a uniform reduced corporate tax rate of 9% in areas in Israel designated as Development Zone A and 16% elsewhere in Israel.

The 2011 Amendment also provided transitional provisions to address companies already enjoying current benefits under the Investment Law. Under the transition provisions, the Company decided to irrevocably implement the new law, effective January 1, 2015.

Dividends distributed from income which is attributed to a “Preferred Enterprise” will be subject to withholding tax at source at the rate of 20% or such lower rate as may be provided in an applicable tax treaty.

Kaltura Israel's income from other sources is subject to tax at the regular Corporate Income rate.

g.

As of December 31, 2021 and 2020, $2,355 and $1,803 of undistributed earnings held by the Company's foreign subsidiaries are designated as indefinitely reinvested. If these earnings were re-patriated to the US, they could be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes.

h.	Tax assessment:

Generally, in U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. Kaltura Israel received final tax assessments through 2016 while the rest of the Company's subsidiaries did not have any final tax assessments as of December 31, 2021.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:	INCOME TAXES (Cont.)

i.	Uncertain tax position:

A reconciliation of the opening and closing amounts of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits

Balance as of January 1, 2019	$2,006

Increases related to prior years' tax positions	256
Increases related to current years' tax positions	403

Balance as of December 31, 2019	2,665

Increases related to prior years' tax positions	311
Increases related to current years' tax positions	887

Balance as of December 31, 2020	3,863

Decrease related to prior years' tax positions	(107)
Increases related to current years' tax positions	738

Balance as of December 31, 2021	$4,494

As of December 31, 2021 the total amount of gross unrecognized tax benefits was $4,494 and if recognized, would favorably impact the Company's effective tax rate.

The Company recognizes interest related to uncertain tax positions in income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $171, $90 and $97 of interest expenses accordingly related to uncertain tax positions.

The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 15:	SELECTED STATEMENT OF OPERATIONS DATA

	Year ended December 31,
	2021	2020	2019

Financial income:

Interest income	$5	$18	$133

	5	18	133
Financial expenses:

Bank fees	530	370	326
Remeasurement of warrants to fair value	15,046	41,505	5,300
Interest expense	2,979	4,091	4,298
Foreign currency translation adjustments, net	1,136	666	1,292
Other	420	107	106

	20,111	46,739	11,322

Financial expenses, net	$20,106	$46,721	$11,189

NOTE 16:	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year ended December 31,
	2021	2020	2019

Numerator:
Net loss	$59,351	$58,763	$15,572
Preferred stock accretion and cumulative dividends	8,241	11,934	9,749

Total loss attributable to common stockholders	$67,592	$70,697	$25,321
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,073,052	24,939,901	22,754,499

Net loss per share attributable to common stockholders, basic and diluted	$0.95	$2.83	$1.11

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 16:	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (Cont.):

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year ended December 31,
	2021	2020	2019

Convertible and redeemable and convertible preferred stock	-	16,823,100	16,823,100
Warrants to purchase preferred and common stock	-	6,777,275	6,164,020
Outstanding stock options and RSUs	37,627,380	31,981,404	18,131,737

Total	37,627,380	55,581,779	41,118,857

NOTE 17:	REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION

a.	Reportable segments:

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer ("CODM"). The Company's CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.

The Company organizes its operations in two segments: Enterprise, Education and Technology and Media and Telecom. The Enterprise, Education and Technology segment represents products related to industry solutions for education customers, and media services (except for Media and Telecom customers). The Media and Telecom segment primarily represents TV solutions that are sold to media and telecom operators.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:	REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Cont.)

The measurement of the reportable operating segments is based on the same accounting principles applied in these financial statements, which includes certain corporate overhead allocations.

	Year ended
	December 31, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$118,932	$46,084	$165,016

Gross profit	$84,196	$18,506	$102,702

Operating expenses			135,377
Financial expenses, net			20,106
Provision for income taxes			6,570

Net loss			$59,351

	Year ended
	December 31, 2020
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$80,449	$39,991	$120,440

Gross profit	$58,539	$14,236	$72,775

Operating expenses			81,264
Financial expenses, net			46,721
Provision for income taxes			3,553

Net loss			$58,763

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)
NOTE 17:	REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Cont.)
	Year ended
	December 31, 2019
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$64,839	$32,510	$97,349

Gross profit	$50,273	$11,458	$61,731

Operating expenses			64,510
Financial expenses, net			11,189
Provision for income taxes			1,604

Net loss			$15,572

b.	Geographical information:

Revenue by location is determined by the billing address of the customer. Total revenues from external customers on the basis of the Company's geographical areas are as follows:

	Year ended December 31,
	2021	2020	2019

United States (“US”)	$96,464	$68,781	$54,476
Europe, the Middle East and Africa (“EMEA”)	51,077	37,592	29,648
Other	17,475	14,067	13,225

	$165,016	$120,440	$97,349

No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 17:	REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION (Cont.)

The following presents long-lived assets as of December 31, 2021 and 2020, based on geographical areas:

	December 31,
	2021	2020

US	$7,690	$2,850
EMEA	1,789	1,283
Asia Pacific	24	14

	$9,503	$4,147

NOTE 18:	RELATED PARTIES

In June 2019, the Company entered into an agreement with a certain shareholder under which the shareholder received a one-year subscription to use the Company's software. Under the agreement, the shareholder has made minimum, non-cancellable, revenue commitments in the amount of $548. During 2021 and 2020, the Company and the shareholder renewed the agreement. During the years ended December 31, 2021, 2020 and 2019, the Company recognized total revenue of $501, $524 and $357, respectively, related to this agreement. As of December 31, 2021 and 2020, there was no trade receivables balance outstanding associated with this shareholder, and deferred revenue, current was $167 and $161, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: February 25, 2022	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Yekutiel	Chairman and Chief Executive Officer and Director	February 25, 2022
Ron Yekutiel	(principal executive officer)

/s/ Yaron Garmazi	Chief Financial Officer	February 25, 2022
Yaron Garmazi	(principal financial officer and principal accounting officer)

/s/ Richard Levandov	Director	February 25, 2022
Richard Levandov

/s/ Shay David	Director	February 25, 2022
Shay David

/s/ Ronen Faier	Director	February 25, 2022
Ronen Faier

/s/ Naama Halevi Davidov	Director	February 25, 2022
Naama Halevi Davidov