Form 10-Q
period 2022-03-31
KALTURA INC
filed 2022-05-11
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission File Number: 001-40644
Kaltura, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
860 Broadway 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 290-5445

250 Park Avenue South
10th Floor
New York, New York 10003

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒I
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 2, 2022 was 127,692,165.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statement of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (unaudited)	8
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	9
	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	iii

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following risks and the other important factors discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022:

•Our business and operations have experienced rapid growth, and if we do not appropriately manage this growth and any future growth, or if we are unable to improve our systems, processes and controls, our business, financial condition, results of operations and prospects will be adversely affected;

•Our recent growth may not be indicative of our future growth, and we may not be able to sustain our revenue growth rate in the future. Our growth also makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful;

•We have a history of losses and may not be able to achieve or maintain profitability;

•The ongoing COVID-19 outbreak, and its variants, could adversely affect our business, financial condition and results of operations;

•The markets for our offerings are new and evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving market conditions;

•The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects;

•If we are not able to keep pace with technological and competitive developments and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected;

•A version of our Media Services is licensed to the public under an open source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights;

•The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition and results of operations could be harmed;

•If we are unable to increase sales of our subscriptions to new customers, expand the offerings to which our existing customers subscribe, or expand the value of our existing customers’ subscriptions, our future revenue and results of operations will be adversely affected;

•If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations;

•We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations;

•We typically provide service-level commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, face contract termination with refunds of prepaid amounts or could experience a decrease in customer renewals in future periods, any of which would lower our revenue and adversely affect our business, financial condition and results of operations;

•We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support;

•We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business;

•If we are not able to maintain and enhance awareness of our brand, especially among developers and IT operators, our business, financial condition and results of operations may be adversely affected;

•Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could adversely affect our business;

•Our failure to offer high quality customer support would have an adverse effect on our business, reputation and results of operations;

•The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our offerings;

•The sales prices of our offerings may change, which may reduce our revenue and gross profit and adversely affect our financial results;

•We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations;

•The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense;

•Our international operations and expansion expose us to risk;

•If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be adversely affected;

•Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements;

•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks;

•If we are unable to consummate acquisitions at our historical rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks;

•A real or perceived bug, defect, security vulnerability, error, or other performance failure involving our platform, products or solutions could cause us to lose revenue, damage our reputation, and expose us to liability;

•If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities;

•Failure to protect our proprietary technology, or to obtain, maintain, protect and enforce sufficiently broad intellectual property rights therein, could substantially harm our business, financial condition and results of operations;

•Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business;

•Changes in laws and regulations related to the internet, changes in the internet infrastructure itself, or increases in the cost of internet connectivity and network access may diminish the demand for our offerings and could harm our business; and

•Political, economic, and military conditions in Israel could materially and adversely affect our business.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,542	$143,949
Trade receivables	19,841	17,509
Prepaid expenses and other current assets	8,137	5,110
Deferred contract acquisition and fulfillment costs, current	9,306	9,079

Total current assets	156,826	175,647

LONG-TERM ASSETS:
Property and equipment, net	11,128	9,503
Other assets, noncurrent	2,714	2,543
Deferred contract acquisition and fulfillment costs, noncurrent	21,627	22,621
Operating lease right-of-use assets	4,253	—
Intangible assets, net	1,696	1,909
Goodwill	11,070	11,070

Total noncurrent assets	52,488	47,646

TOTAL ASSETS	209,314	223,293

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	3,544	2,794
Trade payables	4,947	6,480
Employees and payroll accruals	16,789	18,627
Accrued expenses and other current liabilities	17,602	18,496
Operating lease liabilities	735	—
Deferred revenue, current	48,762	51,689

Total current liabilities	92,379	98,086

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	1,740	1,953
Long-term loans, net of current portion	34,349	35,795
Operating lease liabilities, noncurrent	3,600	—
Other liabilities, noncurrent	2,325	2,185

Total long-term liabilities	42,014	39,933

TOTAL LIABILITIES	134,393	138,019
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022, and December 31, 2021	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 135,333,418 and 134,610,294 shares issued as of March 31, 2022 and December 31, 2021, respectively; 127,648,228 and 126,925,104 outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of March 31, 2022 and December 31, 2021	(4,881)	(4,881)
Additional paid-in capital	418,826	412,776
Accumulated other comprehensive income	523	—
Accumulated deficit	(339,560)	(322,634)

Total stockholders' equity	74,921	85,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	209,314	223,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$37,017	$32,342
Professional services	4,698	5,371

Total revenue	41,715	37,713

Cost of revenue:
Subscription	9,650	9,876
Professional services	5,796	5,706

Total cost of revenue	15,446	15,582

Gross profit	26,269	22,131

Operating expenses:

Research and development	14,873	10,899
Sales and marketing	14,616	10,162
General and administrative	11,438	7,947
Other operating expenses	—	1,724

Total operating expenses	40,927	30,732

Operating loss	14,658	8,601

Financial expenses, net	182	5,149

Loss before provision for income taxes	14,840	13,750

Provision for income taxes	2,086	1,806

Net loss	16,926	15,556

Preferred stock accretion and cumulative undeclared dividends	—	3,260

Net loss attributable to common stockholders	$16,926	$18,816

Net loss per share attributable to common stockholders, basic and diluted	$0.13	$0.73

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,832,785	25,662,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$16,926	$15,556
Other comprehensive income, net of tax:
Net unrealized gains on cash flow hedges	523	—
Other comprehensive income	523	—
Comprehensive loss	$16,403	$15,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Convertible preferred stock		Redeemable convertible preferred stock		Common stock		Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of January 1, 2021	1,043,778	$1,921	15,779,322	$158,191	25,467,922	$2	7,685,190	$(4,881)	$(882)	$8,388	$(263,283)	$(260,656)

Loan forgiveness	—	—	—	—	—	—	—	—	882	—	—	882
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	4,960	—	4,960
Issuance of common stock upon exercise of stock options	—	—	—	—	288,029	*)—	—	—	—	212	—	212
Issuance of preferred stock upon exercise of warrants	—	—	27,011	1,149	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—		(15,556)	(15,556)

Balance as of March 31, 2021	1,043,778	$1,921	15,806,333	$159,340	25,755,951	$2	7,685,190	$(4,881)	—	$13,560	$(278,839)	$(270,158)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2022	126,925,104	$13	7,685,190	$(4,881)	$412,776	$—	$(322,634)	$85,274

Stock-based compensation	—	—	—	—	5,754	—	—	5,754
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	723,124	*)—	—	—	296	—	—	296
Other comprehensive income, net of tax	—	—	—	—	—	523	—	523
Net loss	—	—	—	—	—	—	(16,926)	(16,926)

Balance as of March 31, 2022	127,648,228	$13	7,685,190	$(4,881)	$418,826	$523	$(339,560)	$74,921

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,926)	$(15,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	597
Stock-based compensation expenses	5,684	4,960
Amortization of deferred contract acquisition and fulfillment costs	2,443	1,486
Change in valuation of warrants to purchase preferred and common stock	—	4,151
Non-cash interest expenses	39	162
Non-cash expenses with respect to stockholders’ loans	—	882
Changes in operating assets and liabilities:
Increase in trade receivables	(2,332)	(6,671)
Increase in prepaid expenses and other current assets and other assets, noncurrent	(594)	(1,881)
Increase in deferred contract acquisition and fulfillment costs	(1,653)	(4,107)
Increase (decrease) in trade payables	(1,498)	721
Increase (decrease) in accrued expenses and other current liabilities	(430)	2,434
Increase (decrease) in employees and payroll accruals	(1,838)	1,185
Decrease in other liabilities, noncurrent	(42)	(352)
Increase (decrease) in deferred revenue	(3,140)	5,425
Operating lease right-of-use assets and lease liabilities, net	82	—

Net cash used in operating activities	(19,590)	(6,564)

Cash flows from investing activities:

Investment in short-term bank deposit	(1,850)	—
Purchases of property and equipment	(445)	(517)
Capitalized internal-use software	(1,767)	(740)

Net cash used in investing activities	(4,062)	(1,257)

Cash flows from financing activities:

Proceeds from long-term loans, net of debt issuance cost	—	29,438
Repayment of long-term loans	(750)	(28,333)
Principal payments on finance leases	(128)	(497)
Proceeds from exercise of stock options	244	212
Payment of debt issuance costs	(125)	—
Payment of deferred offering costs	—	(1,937)

Net cash used in financing activities	(759)	(1,117)

Net decrease in cash, cash equivalents and restricted cash	(24,411)	(8,938)
Cash, cash equivalents and restricted cash at the beginning of the period	144,371	28,355
Cash, cash equivalents and restricted cash at the end of the period	$119,960	$19,417
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three months ended March 31,
	2022	2021

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$872	$721

Lease liabilities arising from right-of-use assets	$4,949	$—

Unpaid deferred offering costs	$—	$366

Capitalized stock-based compensation cost	$70	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$2,186	$359

Cash paid for interest	$444	$636

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$119,542	$19,018
Restricted cash included in other assets, noncurrent	418	399

Total cash, cash equivalents, and restricted cash	$119,960	$19,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

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
The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
In management’s opinion, other than the changes to accounting for leases as described in Note 6, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the Company’s consolidated results of operations, convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other future interim or annual period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, income tax uncertainties, incremental borrowing rate for operating leases, fair value of financial assets and liabilities, including fair value of derivatives, fair value and useful life of intangible assets, as well as in estimates used in applying the revenue recognition policy. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three months ended March 31,
	2022	2021

Customer A (M&T)	*) —	10.10%
Customer B (EE&T)	*) —	10.09%
*) Represents an amount that is lower than 10% of the Company's total revenue.

Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 25, 2022. There have been no significant changes to these policies during the three months ended March 31, 2022 except as noted below.
Derivatives and Hedging
Derivatives are recognized at fair value as either assets or liabilities in the consolidated balance sheets in accordance with ASC Topic 815, “Derivatives and Hedging.” The gain or loss of derivatives which are designated and qualify as hedging instruments in a cash flow hedge, is recorded under accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Derivatives are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.
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
In February 2016, the Financial Accounting Standards (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to the existing practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The Company adopted the guidance on January 1, 2022 using a modified retrospective transition approach. It applied Topic 842 to all leases as of January 1, 2022 without adjusting the comparative periods presented. The Company elected certain practical expedients permitted under the transition guidance within the new guidance and carried forward the historical accounting relating to lease identification and classification, remaining lease terms, and initial direct costs. Upon adoption, the Company recognized operating lease right-of-use assets and corresponding lease liabilities of $823. The adoption of Topic 842 did not have a material impact to the Company’s results of operations or cash flows. See Note 6, Leases, for further information.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company adopted this guidance on January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
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

NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue

The following tables present disaggregated revenue by category:

	Three Months Ended March 31, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$27,602	92.9%	$9,415	78.5%
Professional services	2,125	7.1%	2,573	21.5%

	$29,727	100%	$11,988	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31, 2021
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$23,971	87.7%	$8,371	80.5%
Professional services	3,347	12.3%	2,024	19.5%

	$27,318	100%	$10,395	100%

The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,314	55.9%	$22,298	59.1%
Europe, the Middle East and Africa ("EMEA")	13,823	33.1%	11,568	30.7%
Other	4,577	11.0%	3,847	10.2%

	$41,715	100%	$37,713	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $171,223, which consists of both billed consideration in the amount of $50,502 and unbilled consideration in the amount of $120,721 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 59% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Beginning balance	$26,274	$17,683
Additions to deferred contract acquisition costs during the period	1,104	3,737
Amortization of deferred contract acquisition costs	(2,086)	(1,244)

Ending balance	$25,292	$20,176

Deferred contract acquisition costs, current	$7,809	$5,589
Deferred contract acquisition costs, noncurrent	17,483	14,587

Total deferred costs to obtain a contract	$25,292	$20,176

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended March 31,
	2022	2021

Beginning balance	$5,427	$4,041
Additions to deferred costs to fulfill a contract during the period	571	370
Amortization of deferred costs to fulfill a contract	(357)	(242)

Ending balance	5,641	4,169

Deferred fulfillment costs, current	1,497	1,099
Deferred fulfillment costs, noncurrent	4,144	3,070

Total deferred costs to fulfill a contract	$5,641	$4,169

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 4: FAIR VALUE MEASUREMENTS
In accordance with ASC 820, the Company measures its cash equivalents at fair value using the market approach valuation technique. Cash equivalents are classified within Level 1, because these assets are valued using quoted market prices. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2022	December 31, 2021

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$40,001	$—

Derivative instruments asset included in prepaid expenses and other current assets:
Options and forward contracts designated as hedging instruments	Level 2	$523	$—
Prior to the Company's initial public offering (the "IPO"), the warrants to purchase preferred and common stock were measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrants to purchase preferred and common stock as of the valuation date included expected term, the risk-free interest rate, volatility, and the fair value of underlying shares.
The following table sets forth a summary of the changes in the fair value of the warrants to purchase preferred and common stock:

Three Months Ended March 31, 2021

Balance at January 1	$56,780
Reclassification of warrant to preferred stocks to mezzanine equity	(1,149)
Change in fair value of warrants	4,151

Balance at March 31, 2021	$59,782
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Upon the closing of the Company’s IPO, the warrants to purchase preferred and common stock were converted into 7,067,699 shares of common stock. The final re-measurement of the warrants was based upon the publicly available stock price on the conversion date.
NOTE 5: DERIVATIVES AND HEDGING
The Company entered into forward, put and call option contracts to hedge certain forecasted payroll costs denominated in NIS against exchange rate fluctuations of the U.S. dollar for a period of up to twelve months. The Company recorded the cash flows associated with these derivatives under operating activities. The Company does not use derivative instruments for trading or speculative purposes.
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $18,370 as of March 31, 2022. The fair value of the Company’s outstanding contracts amounted to an asset of $523 as of March 31, 2022. These assets were recorded under prepaid expenses and other current assets. Gains of $135 were reclassified from accumulated other comprehensive income during the three months ended March 31, 2022. Such gains were reclassified from accumulated other comprehensive income when the related expenses were incurred. The Company had no outstanding contracts designated as hedging instruments as of December 31, 2021.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three months ended March 31, 2022 were as follows:

Condensed Statement of Operations Location:	Three Months Ended March 31 ,2022

Cost of revenue	$(25)
Research and development	(66)
Sales and marketing	(19)
General and administrative	(25)

Total	$(135)

NOTE 6: LEASES
The Company leases its office facilities under non-cancelable agreements that expire at various dates through July 2027.
The Company determines if an arrangement is a lease at inception. As discussed in Note 2, operating lease right-of-use assets and liabilities are included on the Condensed Consolidated Balance Sheet beginning January 1, 2022. The Company currently has finance leases in an immaterial amount that will expire during the fourth quarter of 2022.
Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. Certain lease agreements include rental payments adjusted periodically for the consumer price index ("CPI"). The right-of-use and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Payments for variable lease costs are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. For short-term leases with a term of 12 months or less, operating

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
lease right-of-use assets and liabilities are not recognized and the Company records lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component.
The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Many of the Company’s lease agreements provide one or more options to renew. When determining lease terms, the Company uses the non-cancellable period of the leases and does not assume renewals unless it is reasonably certain that the Company will exercise the renewal option. Operating lease expenses are recognized on a straight-line basis over the lease term.
Components of operating lease expense were as follows:

Three Months Ended March 31, 2022

Operating lease cost	$625
Short-term lease cost	—
Variable lease cost	12

Total	$637
Rent expense under the previous lease accounting standard was $548 during the three months ended March 31, 2021.
Supplementary cash flow information related to operating leases was as follows:

Three Months Ended March 31, 2022

Cash paid for operating leases	$467
As of March 31, 2022, the weighted-average discount rate is 2.3% and the weighted-average remaining term is 5.30 years. Maturities of the Company’s operating lease liabilities as of March 31, 2022 were as follows:

Year Ending December 31,

2022 (Remainder)	$751
2023	790
2024	808
2025	863
2026	921
2027	471
Total operating lease payments	4,604
Less: imputed interest	505
Total operating lease liabilities	$4,099
On April 6, 2022, after the balance sheet date, the Company entered into a lease agreement as tenant related to a property in Israel (the "Lease"). The Lease provides that the Company will lease a new building containing

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
approximately 5,926 square meters. The initial lease term is approximately 5.5 years with two options to extend of five years each. The Company believes that it is reasonably certain that it will exercise the option for the first extension period, and accordingly will include this extension period as part of the lease term. The total payments that the Company expects to pay over the initial lease term and the first extension period are approximately $26,419. The lease term is expected to commence in the second quarter of 2022.
As of December 31, 2021, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

Year Ending December 31,	Rental of premises

2022	$1,317
2023	788
2024	806
2025	862
2026	919
2027	548

Total	$5,240

NOTE 7: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of March 31, 2022:

Year Ending December 31,

2022 (Remainder)	$6,822
2023	12,222
2024	22,585
2025	13,000
2026	14,250

Total purchase commitment	$68,879
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 8: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021

Prepaid expenses	$4,642	$3,858
Government institutions	288	576
Derivative instrument	523	—
Short term bank deposit	1,850	—
Other	834	676

	$8,137	$5,110
Property and Equipment, net
Composition of property and equipment is as follows:

	March 31, 2022	December 31, 2021
Cost:
Computers and peripheral equipment	$4,056	$3,668
Office furniture and equipment	755	745
Leasehold improvements	526	513
Finance leases of computers and peripheral equipment	253	253
Internal use software	8,596	6,980

	14,186	12,159

Accumulated depreciation	(3,058)	(2,656)

Depreciated cost	$11,128	$9,503

Depreciation expenses for the three months ended March 31, 2022 and 2021 were $402 and $301, respectively.

Other assets, noncurrent

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021

Restricted cash	$418	$422
Severance pay fund	2,149	1,968
Other	147	153

	$2,714	$2,543

Accrued expenses and other current liabilities

	March 31, 2022	December 31, 2021

Accrued expenses	$6,474	$7,240
Accrued taxes	9,250	9,525
Other	1,878	1,731

	$17,602	$18,496

NOTE 9: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	3.00	$4,700	$4,700
Customer relationship	4.50	2,419	2,419
Tradename	1.17	980	980

		8,099	8,099
Accumulated amortization and impairments:
Technology		(3,428)	(3,323)
Customer relationship		(2,135)	(2,049)
Tradename		(840)	(818)

		(6,403)	(6,190)

Intangible assets, net		$1,696	$1,909

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

During the three months ended March 31, 2022, and 2021, the Company recorded amortization expenses in the amount of $213 and $296, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of March 31, 2022, is as follows:

December 31,

2022 (Remainder)	$455
2023	552
2024	478
2025	148
2026	50
2027	13

$1,696

NOTE 10: INCOME TAXES
The Company recognized an income tax expense of $2,086 and $1,806 for the three months ended March 31, 2022, and 2021, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (14)% and (13)% for the three months ended March 31, 2022 and 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on its losses because it is more likely than not that the benefit will not be realized.

NOTE 11: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$16,926	$15,556
Preferred stock accretion and cumulative dividends	—	3,260

Total loss attributable to common stockholders	$16,926	$18,816
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127,832,785	25,662,581

Net loss per share attributable to common stockholders, basic and diluted	$0.13	$0.73

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2022	2021

Convertible and redeemable and convertible preferred stock	—	16,850,111
Warrants to purchase preferred and common stock	—	7,917,837
Outstanding stock options and RSUs	41,435,569	31,650,028

Total	41,435,569	56,417,976
NOTE 12:    REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION
Reportable segments
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The Company's CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$29,727	$11,988	$41,715

Gross profit	$20,766	$5,503	$26,269

Operating expenses			40,927
Financial expenses (income), net			182
Provision for income taxes			2,086

Net loss			$16,926

	Three Months Ended March 31, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$27,318	$10,395	$37,713

Gross profit	$18,748	$3,383	$22,131

Operating expenses			30,732
Financial expenses (income), net			5,149
Provision for income taxes			1,806

Net loss			$15,556

Geographical information
See Note 3 for disaggregated revenue by geographic region.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 13: LONG-TERM LOAN
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
In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of March 31, 2022 and December 31, 2021, the total commitments under the Revolving Credit Facility are available for future borrowings.
Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2022, the current rate of interest under the Credit Facilities was equal to a rate per annum of 4.50%, consisting of the 1.00% floor and the margin of 3.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $250 for installments payable on April 1, 2021, through December 31, 2021 (ii) $750 for installments payable on March 31, 2022 through December 31, 2022, and (iii) $1,500 for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of March 31, 2022, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2022 (Remainder)	$2,250
2023	6,000
2024	30,000

$38,250

The carrying amounts of the loans approximate their fair value.
.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 14: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 6,346,255 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2022	32,702,963	$3.98	8.34	$38,894

Granted	—	$—
Exercised	(424,885)	$0.70		$7,882
Forfeited	(449,892)	$4.06

Outstanding as of March 31, 2022	31,828,186	$4.02	8.06	$11,605

Exercisable options at end of the period	18,499,990	$1.69	7.54	$11,288

RSUs

The following table summarizes the RSU activity with respect to the 2021 Plan for the three months ended March 31, 2022:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	4,924,417	$4.38
RSUs granted	5,321,943	$1.89
RSUs vested	(298,239)	$4.38
RSUs forfeited	(340,738)	$4.38
Unvested and Outstanding as of March 31, 2022	9,607,383	$3.00

Stock-Based Compensation Expense

The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$412	$281
Research and development	1,028	933
Sales and marketing	926	740
General and administrative	3,318	3,006

Total expenses	$5,684	$4,960

As of March 31, 2022, there were $63,948 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately three years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

March 31, 2022
Outstanding options	31,828,186
Outstanding RSUs	9,607,383
Outstanding warrants to common stock	613,255
Shares reserved under 2021 Plan	3,817,104

Total	45,865,928

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 15:    SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended March 31,
	2022	2021

Financial income:

Interest income	$6	$—
Foreign currency translation adjustments, net	531	222

	537	222
Financial expenses:

Bank fees	26	308
Remeasurement of warrants to fair value	—	4,151
Interest expense	498	850
Other	195	62

	719	5,371

Financial expenses, net	$182	$5,149

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax (AOCI), during the three months ended March 31, 2022:

Net Unrealized Gains on Derivatives Designated as Hedging Instruments

Balance as of December 31, 2021;	$—
Other comprehensive income before reclassifications	658
Net realized gains reclassified from accumulated other comprehensive income	(135)
Other comprehensive income	523
Balance as of March 31, 2022	$523
There was no AOCI activity during the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 (the "2021 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our 2021 10-K and other factors set forth in Part II, Item 1A, "Risk Factors" and other parts of this Quarterly Report on Form 10-Q.
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
Our business was founded in 2006. We launched our Media Services and Video Content Management System in 2008 and initially offered it as an Online Video Platform for online publishers and media companies. Since then, we have capitalized on our flexible and extendable platform architecture to expand into new products, industry solutions, and use cases:
•2009: Brought to market our LMS Video solution and began selling to educational institutions
•2011: Released our Video Sites product and started selling to enterprises
•2013: Expanded into live video
•2014: Launched our TV Content Management System for media and telecom companies, following the acquisition of Tvinci Ltd., a leading provider of an OTT TV platform
•2017: Launched our Lecture Capture solution
•2018: Acquired certain of the assets of Rapt Media, Inc., an interactive personalized video startup
•2020: Added real time conferencing capabilities to our Media Services following the acquisition of Newrow, Inc., a video conferencing and collaboration platform
•2020: Released our Webinars, Events, and Virtual Classroom products
•2021: Expanded the capabilities of our Events product
We generate revenue primarily through the sale of SaaS and PaaS subscriptions, and additional revenue from term license subscriptions. We also generate revenue through the sale of professional services associated with the implementation of deployments for new and existing customers.
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.
•Enterprise, Education & Technology: Includes revenues from all of our products, industry solutions for education customers, and Media Services (except for media and telecom customers), as well as associated professional services for those offerings. These solutions are generally sold through our EE&T sales teams.

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
•Media & Telecom: Includes revenues from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. These offerings are generally sold through our media and telecom sales team. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: increasing the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers.
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue
Enterprise, Education & Technology	$29,727	$27,318
Media & Telecom	11,988	10,395
Total Revenue	$41,715	$37,713
Gross Profit
Enterprise, Education & Technology	20,766	18,748
Media & Telecom	5,503	3,383
Total Gross Profit	$26,269	$22,131

We benefit from a land and expand strategy in which our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is demonstrated by our Net Dollar Retention Rate (as defined below). For the three months ended March 31, 2022 and 2021, our Net Dollar Retention Rate was 107% and 116%, respectively. We also grew our average annualized recurring revenue, or ARR, per customer by 15% in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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
For additional information, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry—The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations” in our 2021 10-K.
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
Increasing Revenue from Existing Customers
We believe we have the opportunity to increase sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended March 31, 2022, our Net Dollar Retention Rate was 107%, demonstrating our ability to expand within our existing customer base. In order for us to continue to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
Continued Investment in Growth
Although we have invested significantly in our business to date, we believe that we still have a significant market opportunity ahead of us. We intend to continue to make investments to support the growth and expansion of our business, to increase revenue, and to further scale our operations. We believe there is a significant opportunity to continue our growth. We plan to open offices internationally, hire sales and marketing employees in additional countries, and expand our presence in countries where we already operate. We expect to incur additional expenses as we expand to support this growth. Further, we expect to continue to incur additional general and administrative expenses in connection with our operation as a public company. We expect that our cost of revenue and operating expenses will fluctuate over time.
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Annualized Recurring Revenue	$147,705	$128,586
Net Dollar Retention Rate	107%	116%
Remaining Performance Obligations	$171,223	$145,963
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of March 31, 2022, our Remaining Performance Obligations was $171.2 million, which consists of both billed consideration in the amount of $50.5 million and unbilled consideration in the amount of $120.7 million that we expect to invoice and recognize in future periods. We expect to recognize 59% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses and other operating expenses.
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
Although we use EBITDA and Adjusted EBITDA, as described above, EBITDA and Adjusted EBITDA, have significant limitations as analytical tools. Some of these limitations include:

•such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•such measures do not reflect our tax expense or the cash requirements to pay our taxes;
•although depreciation and amortization expense and non-cash stock-based compensation expense are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(16,926)	$(15,556)
Financial expenses, net (a)	182	5,149
Provision for income taxes	2,086	1,806
Depreciation and amortization	615	597
EBITDA	(14,043)	(8,004)
Non-cash stock-based compensation expense	5,684	4,960
Other operating expenses (b)	—	1,724
Adjusted EBITDA	$(8,359)	$(1,320)

(a)The three months ended March 31, 2022 and 2021, include $0 and $4,151, respectively, of remeasurement of warrants to fair value, and $498 and $850, respectively, of interest expenses.
(b)Other operating expenses in the three months ended March 31, 2021 consisted of expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our initial public offering.
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
Cost of revenue decreased in absolute dollars from the three months ended March 31, 2021 to the three months ended March 31, 2022. For the three months ended March 31, 2021 and 2022, our cost of revenue was $15,582, and $15,446, respectively.
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
For the three months ended March 31, 2022 and 2021, our gross margins were 63% (74% for subscriptions and (23)% for professional services) and 59% (69% for subscriptions and (6)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended March 31, 2022 and 2021 were 70% (78% for subscriptions and (35)% for professional services) and 69% (75% for subscriptions and 24% for professional services), respectively.
For our M&T segment, gross margins for the three months ended March 31, 2022 and 2021 were 46% (62% for subscriptions and (13)% for professional services) and 33% (54% for subscriptions and (57)% for professional services), respectively.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and as a result of our operation as a public company. We also anticipate that general and administrative expenses will increase as a percentage of revenue in the near and medium-term.
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

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$29,727	$27,318	$2,409	9%
Media & Telecom	11,988	10,395	1,593	15%
Total revenue	41,715	37,713	4,002	11%
Cost of revenue	15,446	15,582	(136)	(1)%
Total gross profit	26,269	22,131	4,138	19%
Operating expenses:
Research and development expenses	14,873	10,899	3,974	36%
Sales and marketing expenses	14,616	10,162	4,454	44%
General and administrative expenses	11,438	7,947	3,491	44%
Other operating expenses	—	1,724	(1,724)
Total operating expenses	40,927	30,732	10,195	33%
Loss from operations	14,658	8,601	6,057	70%
Financial expenses, net	182	5,149	(4,967)	(96)%
Loss before provision for income taxes	14,840	13,750	1,090	8%
Provision for income taxes	2,086	1,806	280	16%
Net loss	$16,926	$15,556	$1,370	9%

Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (71% and 72% of revenue for the three months ended March 31, 2022 and 2021, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.

•Media & Telecom (29% and 28% of revenue for the three months ended March 31, 2022 and 2021, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.
Comparison of the three months ended March 31, 2022 and 2021
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$27,602	$23,971	$3,631	15%
Professional services revenue	2,125	3,347	(1,222)	(37)%
Total Enterprise, Education & Technology revenue	$29,727	$27,318	$2,409	9%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$21,520	$17,930	$3,590	20%
Professional services gross profit (loss)	(754)	818	(1,572)	(192)%
Total Enterprise, Education & Technology gross profit	$20,766	$18,748	$2,018	11%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $2.4 million, or 9%, to $29.7 million for the three months ended March 31, 2022, from $27.3 million for the three months ended March 31, 2021. Approximately $2.2 million of this increase is attributable to revenue from new customers and the remaining $0.2 million is attributable to growth from existing customers.
EE&T subscription revenue increased by $3.6 million, or 15%, to $27.6 million for the three months ended March 31, 2022, from $24.0 million for the three months ended March 31, 2021.
EE&T professional services revenue decreased by $1.2 million, or 37%, to $2.1 million for the three months ended March 31, 2022, from $3.3 million for the three months ended March 31, 2021.The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $2.0 million, or 11%, to $20.8 million for the three months ended March 31, 2022, from $18.7 million for the three months ended March 31, 2021. This increase was mainly due to a $2.4 million increase in revenue, and a 1% increase in gross margin to 70% for the three months ended March 31, 2022 from 69% for the three months ended March 31, 2021. The increase in gross margin was attributable primarily to an increased proportion of subscription revenue of total EE&T revenue and a decrease in cloud-related costs driven by higher efficiency in our cloud infrastructure.
EE&T subscription gross profit increased by $3.6 million, or 20%, to $21.5 million for the three months ended March 31, 2022, from $17.9 million for the three months ended March 31, 2021.
EE&T professional services gross profit decreased by $1.6 million, or 192%, to a gross loss of $(0.8) million for the three months ended March 31, 2022, from a gross profit of $0.8 million for the three months ended March 31, 2021.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,415	$8,371	$1,044	12%
Professional services revenue	2,573	2,024	549	27%
Total Media & Telecom revenue	$11,988	$10,395	$1,593	15%

Media & Telecom gross profit:
Subscription gross profit	$5,846	$4,536	$1,310	29%
Professional services gross loss	(343)	(1,153)	810	70%
Total Media & Telecom gross profit	$5,503	$3,383	$2,120	63%

Media & Telecom Revenue
M&T revenue increased by $1.6 million, or 15%, to $12.0 million for the three months ended March 31, 2022, from $10.4 million for the three months ended March 31, 2021. Approximately $1.4 million of this increase is attributable to revenue from new customers and the remaining $0.2 million is attributable to growth from existing customers.
M&T subscription revenue increased by $1.0 million, or 12%, to $9.4 million for the three months ended March 31, 2022, from $8.4 million for the three months ended March 31, 2021.
M&T professional services revenue increased by $0.5 million, or 27%, to $2.6 million for the three months ended March 31, 2022, from $2.0 million for the three months ended March 31, 2021.
Media & Telecom Gross Profit
M&T gross profit increased by $2.1 million, or 63%, to $5.5 million for the three months ended March 31, 2022, from $3.4 million for the three months ended March 31, 2021. This increase was mainly due to a $1.6 million increase in revenue, and a 13% increase in gross margin to 46% for the three months ended March 31, 2022 from 33% for the three months ended March 31, 2021. The increase in gross margin was attributable primarily to the increased proportion of subscription revenue of total revenue, improvement in production costs and higher efficiency of our operations teams leading to lower compensation costs as a percentage of revenue.
M&T subscription gross profit increased by $1.3 million, or 29%, to $5.8 million for the three months ended March 31, 2022, from $4.5 million for the three months ended March 31, 2021.
M&T professional services gross loss decreased by $0.8 million, or 70%, to $0.3 million for the three months ended March 31, 2022, from $1.2 million for the three months ended March 31, 2021.
Operating Expenses
Research and Development expenses

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$11,391	$8,950	$2,441	27%
Subcontractors and consultants	1,270	891	379	43%
IT related	1,482	671	811	121%
Other	730	387	343	89%
Total research and development expenses	$14,873	$10,899	$3,974	36%

Research and development expenses increased by $4.0 million, or 36%, to $14.9 million for the three months ended March 31, 2022, from $10.9 million for the three months ended March 31, 2021. The increase was primarily due to a $2.4 million increase in compensation expenses, which mainly related to higher headcount and increased stock-based compensation expenses, and a $0.8 million increase in IT related expenses.
Sales and Marketing expenses

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$12,061	$8,650	$3,411	39%
Marketing expenses	1,294	695	599	86%
Travel and entertainment	189	40	149	373%
Other	1,072	777	295	38%
Total sales and marketing expenses	$14,616	$10,162	$4,454	44%

Sales and marketing expenses increased by $4.5 million, or 44%, to $14.6 million for the three months ended March 31, 2022, from $10.2 million for the three months ended March 31, 2021. The increase was primarily due to a $2.8 million increase in compensation related to higher headcount, a $0.6 million increase in amortization of deferred commission expenses driven by higher bookings, and a $0.6 million increase related to additional marketing expenses.

General and Administrative expenses

	Three Months Ended March 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,083	$6,547	$1,536	23%
Professional fees and insurance	1,638	372	1,266	340%
Subcontractors and consultants	280	158	122	77%
Travel and entertainment	65	11	54	491%
Other	1,372	859	513	60%
Total general and administrative expenses	$11,438	$7,947	$3,491	44%

General and administrative expenses increased by $3.5 million, or 44%, to $11.4 million for the three months ended March 31, 2022, from $7.9 million for the three months ended March 31, 2021. The increase was primarily due to a $1.5 million increase in compensation related to higher headcount and increased stock-based compensation expenses and a $1.3 million increase in professional fees and insurance to support our operation as a public company.
Other Operating Expenses
Other operating expenses were $1.7 million during the three months ended March 31, 2021, and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the three months ended March 31, 2022.
Financial Expenses, net
Financial expenses, net decreased by $5.0 million, or 96%, to $0.2 million for the three months ended March 31, 2022, from $5.1 million for the three months ended March 31, 2021. The decrease was primarily due to a $4.2 million remeasurement of warrants to fair value recorded in the three months ended March 31, 2021, $0.3 million related to exchange rate differences and $0.3 million related to bank fees.
Provision for Income Taxes
Provision for income taxes increased by $0.3 million, or 16%, to $2.1 million for the three months ended March 31, 2022, from $1.8 million for the three months ended March 31, 2021, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of March 31, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” of our 2021 10-K and “—Key Factors Affecting Our Performance.”
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
Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate determined for such day plus a margin of 3.50% (the Eurodollar rate is calculated as described in the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Euro currency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). In addition to paying interest on the principal amounts outstanding under the Credit Facilities, we are required to pay a commitment fee under the Revolving Credit Facility on unused amounts at a rate of 0.25% per annum. We are also required to pay customary letter of credit and agency fees.
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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (x) $250,000 for installments payable on March 31, 2021 through March 31, 2022, (y) $750,000 for installments payable on March 31, 2022 through December 31, 2022, and (z) $1.5 million for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Borrowings under the Revolving Credit Facility do not amortize and are due and payable on January 14, 2024.
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
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability, and the ability of our subsidiaries, to:
•create, issue, incur, assume, become liable in respect of or suffer to exist any debt or liens;
•consummate any merger, consolidation or amalgamation, or liquidate, wind up or dissolve, or dispose of all or substantially all of our or their respective property or business;
•dispose of property or, in the case of our subsidiaries, issue or sell any shares of such subsidiary’s capital stock;
•repay, prepay, redeem, purchase, retire or defease subordinated debt;
•declare or pay dividends or make certain other restricted payments;

•make certain investments;
•enter into transactions with affiliates;
•enter into new lines of business; and
•make certain amendments to our or their respective organizational documents or certain material contracts.
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of March 31, 2022.
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
In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of March 31, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Net cash used in operating activities	$(19,590)	$(6,564)
Net cash used in investing activities	(4,062)	(1,257)
Net cash used in financing activities	(759)	(1,117)
Net decrease in cash, cash equivalents, and restricted cash	(24,411)	(8,938)
Cash, cash equivalents, and restricted cash at beginning of period	144,371	28,355
Cash, cash equivalents and restricted cash at end of period	$119,960	$19,417

Operating Activities
Net cash flows used in operating activities increased by $13.0 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Net cash used in operating activities of $19.6 million for three months ended March 31, 2022, was primarily due to $16.9 million incremental net loss, adjusted for non-cash charges of $8.8 million, and net cash outflows of $11.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $0.6 million, stock-based compensation expenses of $5.7 million and amortization of deferred contract acquisitions and fulfillment costs of $2.4 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $3.1 million, increase of trade receivables of $2.3 million, increase of deferred contract acquisition and fulfillment cost of $1.7 million, decrease in trade payables of $1.5 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $2.3 million and an increase of $0.6 million in prepaid expenses and other current assets and other assets, noncurrent.
Net cash used in operating activities of $6.6 million for the three months ended March 31, 2021, was primarily due to $15.6 million in incremental net loss, adjusted for non-cash charges of $10.7 million, and net cash outflow of $1.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of remeasurement of warrants to fair value of $4.2 million, stock-based compensation expenses of $5.0 million, loan forgiveness of $0.9 million, and depreciation and amortization of $0.6 million. The main drivers of net cash outflows were derived from an increase in trade receivables of $6.7 million, an increase in deferred contract acquisition and fulfillment costs of $2.6 million, and an increase in prepaid expenses and other current assets of $1.9 million, partially offset by an increase in deferred revenue of $5.4 million and an aggregate increase in employee accruals, accrued expenses and other current liabilities and trade payables of $4.0 million.
Investing Activities
Net cash flows used in investing activities increased by $2.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Net cash used in investing activities of $4.1 million for the three months ended March 31, 2022 was related to $1.8 million of capitalized internal use software, investment in short-term deposit of $1.9 million and $0.4 million of capital expenditures.
Net cash used in investing activities of $1.3 million for the three months ended March 31, 2021 was related to capitalized internal-use software of $0.7 million and capital expenditures of $0.5 million.
Financing Activities
Net cash flows used in financing activities decreased by $0.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Net cash used in financing activities of $0.8 million for the three months ended March 31, 2022 was primarily due to repayment of long-term loans of $0.8 million, repayment of finance lease liabilities of $0.1 million, and payment of debt issuance costs of $0.1 million, offset by $0.2 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $1.1 million for the three months ended March 31, 2021, was primarily related to payment of deferred offering costs of $1.9 million and repayment of finance lease liabilities of $0.5 million, partially offset by net proceeds from long-term loans of $1.1 million and proceeds from the exercise of stock options of $0.2 million.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2022 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2021 10-K. For further information on our commitments and contractual obligations, refer to Note 6, Note 7 and Note 13 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the anticipated impact of COVID-19. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2021 10-K. There have been no significant changes to these policies and estimates during the three months ended March 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
To reduce the impact of foreign currency exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our consolidated statements of operations, we established a hedging program, starting March 2022. Currently, our hedging activity relates to U.S. dollar/NIS exchange rate exposure. We do not intend to enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the condensed consolidated balance sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging activities are expected to reduce but not eliminate the impact of currency exchange rate movements.
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three months ended March 31, 2022, of $1.8 million due to NIS (after considering cash-flow hedges) and $1.1 million due to Euros.
Interest Rate Risk
As of March 31, 2022, we had outstanding floating rate debt obligations of $37.9 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the three months ended March 31, 2022.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
    In connection with the preparation of the consolidated financial statements included in our final prospectus dated July 20, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 22, 2021, we concluded that there was a material weakness in our internal control over financial reporting. In particular, we concluded that we did not have effective controls over the estimation of fair value in connection with stock-based compensation expenses and re-measurement of liabilities in connection with warrants to purchase preferred and common stock. As a result, we restated our consolidated financial statements as of and for the year ended December 31, 2020.
Remediation Activities
Management has been actively engaged in remediating the above-described material weakness since March 2021. During the first quarter of 2022, we continued to evaluate and improve our controls over the estimation of fair value in connection with stock-based compensation. The remediation measures we have implemented include hiring additional dedicated and experienced technical resources to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. We also conducted an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses. The re-measurement of liabilities in connection with warrants to purchase our preferred and common stock was not relevant to our financial reporting during the first quarter of 2022.
We believe we have made substantial improvements in the effectiveness of our internal controls over the estimation of fair value in connection with stock-based compensation, and we have not identified any additional material weaknesses in our internal control over financial reporting. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over the estimation of fair value in connection with stock-based compensation until we have completed our remediation efforts and subsequently evaluated their effectiveness.
Changes in internal control over financial reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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

Item 1A. Risk Factors.
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, "Risk Factors" of our 2021 10-K. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2021 10-K.
We are subject to various governmental export control, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the Israeli Control of Products and Services Decree (Engagement in Encryption), 5735-1974, and the Israeli Law of Regulation of Security Exports, 5767-2007, and our business must also be conducted in compliance with applicable trade and economic sanctions laws and regulations, including those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end users, as well as for certain end uses. Further, our offerings that incorporate encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements. We have certain customer and third party relationships in Russia, Belarus and Ukraine. In response to the conflict between Russia and Ukraine, the U.S. government and the governments of other jurisdictions in which we operate, such as the European Union, have imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia, and may impose additional controls and sanctions in the future. These and any additional sanctions and export controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region, including our ability to provide services to or receive payments from our customers in Russia.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. Other than as reported in Part I, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2021 10-K, there has been no material change in the expected use of the net proceeds from our IPO as described in the Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
4.3	Warrant to Purchase Shares of Common Stock, dated as of March 26, 2020, issued by Kaltura, Inc. to Zarom Holding Limited, as amended	S-1/A	333-253699	4.7	03/23/2021
10.1	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	8-K	001-40644	10.1	04/05/2022
10.2	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	8-K	001-40644	10.2	04/05/2022
10.3	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	8-K	001-40644	10.3	04/05/2022

10.4	Employment Agreement, dated as of June 18, 2017, by and between Kaltura Ltd. and Yaron Garmazi, as amended.	8-K	001-40644	10.4	04/05/2022
10.5	Employment Agreement, dated as of April 1, 2018, by and between Kaltura Ltd. and Michal Tsur, as amended.	8-K	001-40644	10.5	04/05/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: May 11, 2022	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)