Form 10-Q
period 2022-06-30
KALTURA INC
filed 2022-08-10
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	N/A	(1)
(1) Attached to Common Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 2, 2022 was 131,225,371

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statement of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (unaudited)	8
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited)	10
	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	66
	Signatures	iii

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following risks and the other important factors discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022:

•We may not successfully execute or achieve the expected benefits of our 2022 Restructuring Plan (as defined below) and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,660	$143,949
Marketable securities	34,890	—
Trade receivables	32,209	17,509
Prepaid expenses and other current assets	7,488	5,110
Deferred contract acquisition and fulfillment costs, current	10,496	9,079

Total current assets	140,743	175,647

LONG-TERM ASSETS:
Marketable securities	3,424	—
Property and equipment, net	12,221	9,503
Other assets, noncurrent	3,563	2,543
Deferred contract acquisition and fulfillment costs, noncurrent	22,696	22,621
Operating lease right-of-use assets	23,897	—
Intangible assets, net	1,526	1,909
Goodwill	11,070	11,070

Total noncurrent assets	78,397	47,646

TOTAL ASSETS	$219,140	$223,293

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$4,297	$2,794
Trade payables	8,024	6,480
Employees and payroll accruals	17,413	18,627
Accrued expenses and other current liabilities	14,546	18,496
Operating lease liabilities, current	1,346	—
Deferred revenue, current	51,904	51,689

Total current liabilities	97,530	98,086

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	1,475	1,953
Long-term loans, net of current portion	32,900	35,795
Operating lease liabilities, noncurrent	22,066	—
Other liabilities, noncurrent	2,101	2,185

Total long-term liabilities	58,542	39,933

TOTAL LIABILITIES	$156,072	$138,019
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 138,271,944 and 134,610,294 shares issued as of June 30, 2022 and December 31, 2021, respectively; 130,586,754 and 126,925,104 outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of June 30, 2022 and December 31, 2021	(4,881)	(4,881)
Additional paid-in capital	426,037	412,776
Accumulated other comprehensive loss	(1,194)	—
Accumulated deficit	(356,907)	(322,634)

Total stockholders' equity	63,068	85,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,140	$223,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Subscription	$37,972	$36,467	$74,989	$68,808
Professional services	4,006	5,136	8,705	10,508

Total revenue	41,978	41,603	83,694	79,316

Cost of revenue:
Subscription	9,770	10,018	19,419	19,894
Professional services	5,519	5,604	11,315	11,309

Total cost of revenue	15,289	15,622	30,734	31,203

Gross profit	26,689	25,981	52,960	48,113

Operating expenses:

Research and development	14,441	11,787	29,314	22,687
Sales and marketing	16,416	10,524	31,032	20,685
General and administrative	11,338	9,440	22,775	17,387
Other operating expenses	—	—	—	1,724

Total operating expenses	42,195	31,751	83,121	62,483

Operating loss	15,506	5,770	30,161	14,370

Financial expenses (income), net	(241)	(4,497)	(56)	653

Loss before provision for income taxes	15,265	1,273	30,105	15,023

Provision for income taxes	2,082	1,446	4,168	3,252

Net loss	17,347	2,719	34,273	18,275

Preferred stock accretion and cumulative undeclared dividends	—	3,412	—	6,672

Net loss attributable to common stockholders	$17,347	$6,131	$34,273	$24,947

Net loss per share attributable to common stockholders, basic	$0.13	$0.24	$0.27	$0.98
Net loss per share attributable to common stockholders, diluted	$0.13	$0.37	$0.27	$0.98

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	129,745,162	25,768,411	128,794,256	25,538,010
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	129,745,162	32,836,110	128,794,256	25,538,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$17,347	$2,719	$34,273	$18,275
Other comprehensive income:
Net unrealized losses on cash flow hedges	1,572	—	1,049	—
Net unrealized losses on available-for-sale marketable securities	145	—	145	—
Other comprehensive loss	1,717	—	1,194	—
Comprehensive loss	$19,064	$2,719	$35,467	$18,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2022	127,648,228	$13	7,685,190	$(4,881)	$418,826	$523	$(339,560)	$74,921

Stock-based compensation	—	—	—	—	6,145	—	—	6,145
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,938,526	*)—	—	—	1,066	—	—	1,066
Other comprehensive loss	—	—	—	—	—	(1,717)	—	(1,717)
Net loss	—	—	—	—	—	—	(17,347)	(17,347)

Balance as of June 30, 2022	130,586,754	$13	7,685,190	$(4,881)	$426,037	$(1,194)	$(356,907)	$63,068

	Convertible preferred stock		Redeemable convertible preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of April 1, 2021	1,043,778	$1,921	15,806,333	$159,340	25,755,951	$2	7,685,190	$(4,881)	$13,560	$(278,839)	$(270,158)

Stock-based compensation expenses	—	—	—	—	—	—	—	—	4,213	—	4,213
Issuance of common stock upon exercise of stock options	—	—	—	—	38,311	*)—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	—		(2,719)	(2,719)

Balance as of June 30, 2021	1,043,778	$1,921	15,806,333	$159,340	25,794,262	$2	7,685,190	$(4,881)	$17,838	$(281,558)	$(268,599)

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2022	126,925,104	$13	7,685,190	$(4,881)	$412,776	$—	$(322,634)	$85,274

Stock-based compensation	—	—	—	—	11,897	—	—	11,897
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,661,650	*)—	—	—	1,364	—	—	1,364
Other comprehensive loss	—	—	—	—	—	(1,194)	—	(1,194)
Net loss	—	—	—	—	—	—	(34,273)	(34,273)

Balance as of June 30, 2022	130,586,754	$13	7,685,190	$(4,881)	$426,037	$(1,194)	$(356,907)	$63,068

	Convertible preferred stock		Redeemable convertible preferred stock		Common stock		Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of January 1, 2021	1,043,778	$1,921	15,779,322	$158,191	25,467,922	$2	7,685,190	$(4,881)	$(882)	$8,388	$(263,283)	$(260,656)

Loan forgiveness	—	—	—	—	—	—	—	—	882	—	—	882
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	9,173	—	9,173
Issuance of common stock upon exercise of stock options	—	—	—	—	326,340	*)—	—	—	—	277	—	277
Issuance of preferred stock upon exercise of warrants	—	—	27,011	1,149	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(18,275)	(18,275)

Balance as of June 30, 2021	1,043,778	$1,921	15,806,333	$159,340	25,794,262	$2	7,685,190	$(4,881)	$—	$17,838	$(281,558)	$(268,599)

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,273)	$(18,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	179	—
Depreciation and amortization	1,353	1,200
Stock-based compensation expenses	11,727	9,173
Amortization of deferred contract acquisition and fulfillment costs	5,066	3,165
Change in valuation of warrants to purchase preferred and common stock	—	(1,776)
Non-cash interest expenses	20	222
Non-cash expenses with respect to stockholders’ loans	—	882
Changes in operating assets and liabilities:
Increase in trade receivables	(14,700)	(6,612)
Decrease (increase) in prepaid expenses and other current assets and other assets, noncurrent	115	(1,945)
Increase in deferred contract acquisition and fulfillment costs	(6,517)	(9,719)
Increase (decrease) in trade payables	1,643	(177)
Increase (decrease) in accrued expenses and other current liabilities	(4,721)	3,112
Increase (decrease) in employees and payroll accruals	(1,214)	4,085
Decrease in other liabilities, noncurrent	(56)	(309)
Increase (decrease) in deferred revenue	(263)	11,279
Operating lease right-of-use assets and lease liabilities, net	(486)	—

Net cash used in operating activities	(42,127)	(5,695)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(38,393)	—
Purchases of property and equipment	(761)	(956)
Capitalized internal-use software	(3,076)	(1,255)
Investment in restricted bank deposit	(1,850)	—
Purchase of intangible assets	—	(79)

Net cash used in investing activities	(44,080)	(2,290)

Cash flows from financing activities:

Proceeds from long-term loans, net of debt issuance cost	—	41,915
Repayment of long-term loans	(1,500)	(28,833)
Principal payments on finance leases	(133)	(956)
Proceeds from exercise of stock options	754	277
Payment of debt issuance costs	(125)	—
Payment of deferred offering costs	—	(2,594)

Net cash provided by (used in) financing activities	(1,004)	9,809

Net increase (decrease) in cash, cash equivalents and restricted cash	(87,211)	1,824
Cash, cash equivalents and restricted cash at the beginning of the period	144,371	28,355
Cash, cash equivalents and restricted cash at the end of the period	$57,160	$30,179
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2022	2021

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$415	$1,534

Lease liabilities arising from right-of-use assets	$23,712	$—

Capitalized stock-based compensation cost	$170	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$6,463	$543

Cash paid for interest	$880	$1,939

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$55,660	$29,772
Restricted cash included in other assets, noncurrent	1,500	407

Total cash, cash equivalents, and restricted cash	$57,160	$30,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 1: GENERAL
Description of Business
Kaltura, Inc. (together with its subsidiaries, the “Company”) was incorporated in October 2006 and commenced operations in January 2007. The Company’s business operations are allocated between two main segments, Enterprise, Education, and Technology (“EE&T”) and Media and Telecom (“M&T”). The Company has developed a platform for video creation, management, and collaboration. The Company's platform enables companies, educational institutions, and other organizations to cost-effectively launch advanced online video experiences, including for Over-the-top (“OTT”) Television, Cloud TV, web video publishing, video-based teaching, learning and training, video-based marketing, and video-based collaboration. The Company’s core offerings consist of various Software-as-a-Service (“SaaS”) products and solutions and a Platform-as-a-Service (“PaaS”).

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
In management’s opinion, other than the changes to accounting for leases as described in Note 6, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the Company’s consolidated results of operations, convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Customer A (EE&T)	*) —	*) —	*) —	10.01%
*) Represents an amount that is lower than 10% of the Company's total revenue.
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 25, 2022. There have been no significant changes to these policies during the six months ended June 30, 2022 except as noted below.
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
Marketable Securities
The Company invests its excess cash primarily in short-term fixed income securities, including government and investment-grade debt securities and money market funds. Marketable securities with original maturities greater than three months from the date of purchase and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year, as of the balance sheet date and that the Company intends to hold for greater than one year, are classified as long-term marketable securities. Marketable securities are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported in accumulated other comprehensive loss. Cost of securities sold is based on specific identification. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. After considering its capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities. The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and record such gains and losses as a component of financial expense (income), net.
The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline in fair value below the amortized costs of debt securities is considered an other-than-temporary impairment if it has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in financial expenses (income), net. Regardless of its intent or requirement to sell a debt security, impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to the existing practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term.
The Company adopted the guidance on January 1, 2022 using a modified retrospective transition approach. It applied Topic 842 to all leases as of January 1, 2022 without adjusting the comparative periods presented. The Company elected certain practical expedients permitted under the transition guidance within the new guidance and carried forward the historical accounting relating to lease identification and classification, remaining lease terms, and initial direct costs. Upon adoption, the Company recognized operating lease right-of-use assets and corresponding lease liabilities of $823. The adoption of Topic 842 did not have a material impact to the Company’s results of operations or cash flows. See Note 7, Leases, for further information.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended June 30, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$28,280	93.0%	$9,692	83.7%
Professional services	2,123	7.0%	1,883	16.3%

	$30,403	100%	$11,575	100%

	Three Months Ended June 30, 2021
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$27,197	89.9%	$9,270	81.6%
Professional services	3,040	10.1%	2,096	18.4%

	$30,237	100%	$11,366	100%

	Six Months Ended June 30, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$55,882	92.9%	$19,107	81.1%
Professional services	4,248	7.1%	4,457	18.9%

	$60,130	100%	$23,564	100%

	Six Months Ended June 30, 2021
	Enterprise, Education & Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$51,167	88.9%	$17,641	81.1%
Professional services	6,388	11.1%	4,120	18.9%

	$57,555	100%	$21,761	100%
The following tables summarizes revenue by region based on the billing address of customers:

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,572	56.2%	$24,728	59.4%
Europe, the Middle East and Africa ("EMEA")	13,816	32.9%	12,436	29.9%
Other	4,590	10.9%	4,439	10.7%

	$41,978	100%	$41,603	100%

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$46,886	56.0%	$47,026	59.3%
EMEA	27,640	33.0%	24,824	31.3%
Other	9,166	11.0%	7,466	9.4%

	$83,692	100%	$79,316	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $172,732, which consists of both billed consideration in the amount of $53,379 and unbilled consideration in the amount of $119,353 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 62% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Beginning balance	$25,292	$20,177	$26,274	$17,683
Additions to deferred contract acquisition costs during the period	4,369	4,764	5,473	8,502
Amortization of deferred contract acquisition costs	(2,275)	(1,434)	(4,361)	(2,678)

Ending balance	$27,386	$23,507	$27,386	$23,507

Deferred contract acquisition costs, current	$8,902	$6,359	$8,902	$6,359
Deferred contract acquisition costs, noncurrent	18,484	17,148	18,484	17,148

Total deferred costs to obtain a contract	$27,386	$23,507	$27,386	$23,507
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Beginning balance	$5,641	$4,169	$5,427	$4,041
Additions to deferred costs to fulfill a contract during the period	512	849	1,084	1,217
Amortization of deferred costs to fulfill a contract	(347)	(247)	(705)	(487)

Ending balance	$5,806	$4,771	$5,806	$4,771

Deferred fulfillment costs, current	1,594	1,190	1,594	1,190
Deferred fulfillment costs, noncurrent	4,212	3,581	4,212	3,581

Total deferred costs to fulfill a contract	$5,806	$4,771	$5,806	$4,771

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of June 30, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,718	$—	$(45)	$9,673
Municipal securities	910	—	(1)	909
U.S. Treasury	14,425	—	(74)	14,351
Commercial paper	9,957	—	—	9,957
	35,010	—	(120)	34,890

Available-for-sale – matures after one year:
Corporate bonds	1,983	—	(15)	1,968
U.S. Treasury	1,466	—	(10)	1,456
	3,449	—	(25)	3,424

Total	$38,459	$—	$(145)	$38,314
Based on the available evidence, the Company concluded that the gross unrealized losses on the marketable securities as of June 30, 2022 are temporary in nature. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income during the periods presented.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 5: FAIR VALUE MEASUREMENTS
In accordance with ASC 820, the Company measures its cash equivalents and marketable securities at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2 because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	June 30, 2022	December 31, 2021

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$22,709	$—
Corporate bonds	Level 2	$354	$—
Municipal securities	Level 2	$1,377	$—

Short-term marketable securities:
Corporate bonds	Level 2	$9,675	$—
Municipal securities	Level 2	$908	$—
U.S. Treasury	Level 2	$14,350	$—
Commercial paper	Level 2	$9,957	$—

Long-term marketable securities:
Corporate bonds	Level 2	$1,968	$—
U.S. Treasury	Level 2	$1,456	$—

Derivative instruments asset included in prepaid expenses and other current assets:
Options and forward contracts designated as hedging instruments	Level 2	$3	$—

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$1,052	$—
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The following table sets forth a summary of the changes in the fair value of the warrants to purchase preferred and common stock:

Six Months Ended June 30, 2021

Balance at January 1	$56,780
Reclassification of warrant to preferred stocks to mezzanine equity	(1,149)
Change in fair value of warrants	(1,776)

Balance at June 30, 2021	$53,855
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
NOTE 6: DERIVATIVES AND HEDGING
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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $31,021 as of June 30, 2022. The fair value of the Company’s outstanding contracts amounted to an asset of $3 and a liability of $1,052 as of June 30, 2022. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Losses of $735 and $602 were reclassified from accumulated other comprehensive loss during the three and six months ended June 30, 2022, respectively. Such losses were reclassified from accumulated other comprehensive loss when the related expenses were incurred. The Company had no outstanding contracts designated as hedging instruments as of December 31, 2021.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and six months ended June 30, 2022 were as follows:

Condensed Statement of Operations Location:	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Cost of revenue	$124	$100
Research and development	373	308
Sales and marketing	107	88
General and administrative	131	106

Total	$735	$602

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 7: LEASES
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
Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. Certain lease agreements include rental payments adjusted periodically for the consumer price index ("CPI"). The right-of-use and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Payments for variable lease costs are expensed as incurred and not included in the operating lease right-of-use assets and liabilities. For short-term leases with a term of 12 months or less, operating lease right-of-use assets and liabilities are not recognized and the Company records lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component.
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
On April 6, 2022, the Company entered into a new lease agreement as tenant related to a property in Israel (the "Lease"). The Lease provides that the Company will lease a new building containing approximately 5,926 square meters. The initial lease term is approximately 5.5 years with two options to extend of five years each. The Company believes that it is reasonably certain that it will exercise the option for the first extension period, and accordingly includes this extension period as part of the lease term. For accounting purposes under ASC 842, the Lease commenced on June 22, 2022, resulting in the recording of a $19,586 right-of-use operating lease asset and operating lease liability.
Components of operating lease expense were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Operating lease cost	$658	$1,283
Short-term lease cost	81	81
Variable lease cost	6	18

Total	$745	$1,382

Rent expense under the previous lease accounting standard were $599 and $1,202 during the three and six months ended June 30, 2021, respectively.
Supplementary cash flow information related to operating leases was as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Cash paid for operating leases	$876	$1,343
As of June 30, 2022, the weighted-average discount rate is 4.8% and the weighted-average remaining term is 9.50 years. Maturities of the Company’s operating lease liabilities as of June 30, 2022 were as follows:

Year Ending December 31,

2022 (Remainder)	$637
2023	3,446
2024	3,144
2025	3,203
2026	3,276
2027 and thereafter	14,680
Total operating lease payments	28,386
Less: imputed interest	4,974
Total operating lease liabilities	$23,412
As of December 31, 2021, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

Year Ending December 31,	Rental of premises

2022	$1,317
2023	788
2024	806
2025	862
2026	919
2027	548

Total	$5,240

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of June 30, 2022:

Year Ending December 31,

2022 (Remainder)	$2,322
2023	12,084
2024	20,339
2025	13,000
2026	14,250

Total purchase commitment	$61,995
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021

Prepaid expenses	$3,580	$3,858
Government institutions	540	576
Derivative instrument	3	—
Restricted bank deposit	1,850	—
Other current assets	1,515	676

	$7,488	$5,110

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	June 30, 2022	December 31, 2021
Cost:
Computers and peripheral equipment	$4,139	$3,668
Office furniture and equipment	379	745
Leasehold improvements	256	513
Finance leases of computers and peripheral equipment	253	253
Internal use software	10,174	6,980

	15,201	12,159

Accumulated depreciation	(2,980)	(2,656)

Depreciated cost	$12,221	$9,503

Depreciation expenses for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021 were $568, $332, $970 and $633, respectively.

Other assets, noncurrent

	June 30, 2022	December 31, 2021

Restricted cash	$1,500	$422
Severance pay fund	1,940	1,968
Other	123	153

	$3,563	$2,543

Accrued expenses and other current liabilities

	June 30, 2022	December 31, 2021

Accrued expenses	$5,661	$7,240
Accrued taxes	6,394	9,525
Derivative instruments	1,052	—
Other current liabilities	1,439	1,731

	$14,546	$18,496

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	2.75	$4,700	$4,700
Customer relationship	4.75	2,419	2,419
Tradename	0.92	980	980

		8,099	8,099
Accumulated amortization and impairments:
Technology		(3,534)	(3,323)
Customer relationship		(2,178)	(2,049)
Tradename		(861)	(818)

		(6,573)	(6,190)

Intangible assets, net		$1,526	$1,909

During the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022 and 2021, the Company recorded amortization expenses in the amount of $168, $271, $383 and $567, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of June 30, 2022, is as follows:

December 31,

2022 (Remainder)	$285
2023	552
2024	478
2025	148
2026	50
2027	13

$1,526

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $2,082, $1,446, $4,168 and $3,252 for the three and six months ended June 30, 2022, and 2021, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (14)%, (114)%, (14)% and (22)% for the three and six months ended June 30, 2022 and 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on its losses because it is more likely than not that the benefit will not be realized.

NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net loss	$17,347	$2,719	$34,273	$18,275
Preferred stock accretion and cumulative dividends	—	3,412	—	6,672

Total loss attributable to common stockholders	$17,347	$6,131	$34,273	$24,947

Change in fair value of warrant liabilities	—	5,928	—	—

Total loss attributable to common stockholders, for diluted net loss per share	$17,347	$12,059	$34,273	$24,947

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	129,745,162	25,768,411	128,794,256	25,538,010
Weighted average effect of warrants to purchase preferred and common stock	—	7,067,699	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	129,745,162	32,836,110	128,794,256	25,538,010

Net loss per share attributable to common stockholders, basic	$0.13	$0.24	$0.27	$0.98
Net loss per share attributable to common stockholders, diluted	$0.13	$0.37	$0.27	$0.98

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of June 30,
	2022	2021

Convertible and redeemable and convertible preferred stock	—	16,850,111
Warrants to purchase preferred and common stock	—	7,680,954
Outstanding stock options and RSUs	37,827,145	31,488,683

Total	37,827,145	56,019,748

NOTE 13: REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION
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

	Three Months Ended June 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,403	$11,575	$41,978

Gross profit	$20,701	$5,988	$26,689

Operating expenses			42,195
Financial income, net			(241)
Provision for income taxes			2,082

Net loss			$17,347

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,237	$11,366	$41,603

Gross profit	$21,151	$4,830	$25,981

Operating expenses			31,751
Financial income, net			(4,497)
Provision for income taxes			1,446

Net loss			$2,719

	Six Months Ended June 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$60,130	$23,564	$83,694

Gross profit	$41,467	$11,493	$52,960

Operating expenses			83,121
Financial income, net			(56)
Provision for income taxes			4,168

Net loss			$34,273

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$57,555	$21,761	$79,316

Gross profit	$39,900	$8,213	$48,113

Operating expenses			62,483
Financial expenses, net			653
Provision for income taxes			3,252

Net loss			$18,275

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
In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, the total commitments under the Revolving Credit Facility are available for future borrowings.
Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the Credit Agreement, subject to a 1.67% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2022, the current rate of interest under the Credit Facilities was equal to a rate per annum of 5.17%, consisting of 1.67% (the 1-month LIBOR dollar rate as of June 30, 2022) and the margin of 3.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of June 30, 2022, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2022 (Remainder)	$1,500
2023	6,000
2024	30,000

$37,500

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
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2022	32,702,963	$3.98	8.34	$38,894

Granted	—	$—
Exercised	(2,708,716)	$0.50		$3,141
Forfeited	(1,168,779)	$3.65

Outstanding as of June 30, 2022	28,825,468	$4.32	8.23	$11,109

Exercisable options at end of the period	16,859,320	$1.97	8.00	$10,789

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the six months ended June 30, 2022:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	4,924,417	$4.38
RSUs granted	5,997,192	$1.88
RSUs vested	(952,934)	$3.43
RSUs forfeited	(966,998)	$3.54
Unvested and Outstanding as of June 30, 2022	9,001,677	$3.00

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$359	$185	$771	$466
Research and development	1,111	791	2,139	1,724
Sales and marketing	985	464	1,911	1,204
General and administrative	3,604	2,773	6,906	5,779

Total expenses	$6,059	$4,213	$11,727	$9,173

As of June 30, 2022, there were $56,135 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two and a half years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

June 30, 2022
Outstanding options	28,825,468
Outstanding RSUs	9,001,677
Outstanding warrants to common stock	613,255
Shares reserved under 2021 Plan	4,487,002

Total	42,927,402

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Financial income:

Interest income	$166	$—	$172	$—
Remeasurement of warrants to fair value	—	5,928	—	1,776
Foreign currency translation adjustments, net	773	—	1,304	—

	939	5,928	1,476	1,776
Financial expenses:

Bank fees	50	172	76	481
Interest expense	489	611	987	1,462
Foreign currency translation adjustments, net	—	499	—	274
Other	159	149	357	212

	698	1,431	1,420	2,429

Financial expenses (income), net	$(241)	$(4,497)	$(56)	$653

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2021;	$—	$—	$—
Other comprehensive loss before reclassifications	(145)	(1,680)	(1,825)
Net realized losses reclassified from accumulated other comprehensive income	—	631	631
Other comprehensive loss	(145)	(1,049)	(1,194)
Balance as of June 30, 2022	$(145)	$(1,049)	$(1,194)
There was no accumulated other comprehensive loss activity during the three and six months ended June 30, 2021.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 18: SUBSEQUENT EVENTS
Restructuring Plan
On August 7, 2022, the Board of Directors of the Company approved a cost-reduction and re-organization plan that includes, among other things, downsizing around 10% of the Company's current employees (the "Plan"). The total cost reduction on an annualized basis from this headcount downsizing is expected to be approximately $18,000. The Plan is focused on realigning the Company's operations to further increase efficiency and productivity and better realize synergies by merging the Company's segments together. In connection with the Plan, the Company expects to incur net pre-tax charges of approximately $1,000, primarily for severance and related costs, all of which will be expensed in the second half of 2022.
Rights Agreement
On August 7, 2022, the Board of Directors of the Company approved and declared a dividend distribution of one preferred stock purchase right (each, a "Right") for each share of common stock, of the Company outstanding at the close of business on August 22, 2022. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until August 6, 2023 (or the earlier redemption, exchange, or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the "Series A Preferred"), of the Company at a price of $13.00 per one one-thousandth of a share of the Series A Preferred. The complete terms of the Rights are set out in a Rights Agreement, dated August 7, 2022, between the Company and American Stock Transfer & Trust Company, LLC as rights agent (the “Rights Agreement”).
The Board of Directors of the Company adopted the Rights Agreement to protect stockholders from coercive of otherwise unfair takeover tactics. The Rights will cause substantial dilution to any person or group that acquires beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of the common stock without the approval of the Board of Directors of the Company. The Rights are designed to promote the fair and equal treatment of all stockholders of the Company and ensure that the Board remains in the best position to discharge its fiduciary duties to the Company and its stockholders. Neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board of Directors of the Company.

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
•2014: Launched our TV Content Management System for media and telecom companies, following the acquisition of Tvinci Ltd., a leading provider of an OTT TV platform
•2017: Launched our Lecture Capture solution
•2018: Acquired certain of the assets of Rapt Media, Inc., an interactive personalized video startup
•2020: Added real time conferencing capabilities to our Media Services following the acquisition of Newrow, Inc., a video conferencing and collaboration platform
•2020: Released our Webinars, Events, and Virtual Classroom products
•2021 & 2022: Expanded the capabilities of our Webinars, Events, and Virtual Classroom products, and fitted them to also address low-touch and self-serve sales
We generate revenue primarily through the sale of SaaS and PaaS subscriptions, and additional revenue from term license subscriptions. We also generate revenue through the sale of professional services associated with the implementation of deployments for new and existing customers.
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
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2022 Restructuring Plan is expected to include, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, we expect to incur pre-tax charges of approximately $1.0 million, primarily for severance and related costs. All such charges are expected to be expensed in the second half of 2022, and all of those charges are expected to be in cash. The Plan is expected to be substantially completed in 2022. Based on the current profile and trends of the EE&T and M&T segments, including how their sales cycles, deployment cycles, and margins have continuously trended to be more similar, we have decided to merge the two segments together. Going forward we will have a single horizontal structure with mostly cross-company functions that run product development, marketing, sales, and professional services.

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue
Enterprise, Education & Technology	$30,403	$30,237	$60,130	$57,555
Media & Telecom	11,575	11,366	23,564	21,761
Total Revenue	$41,978	$41,603	$83,694	$79,316
Gross Profit
Enterprise, Education & Technology	20,701	21,151	41,467	39,900
Media & Telecom	5,988	4,830	11,493	8,213
Total Gross Profit	$26,689	$25,981	$52,960	$48,113

We employ a land and expand strategy in which our customers increase their usage of our offerings and/or purchase additional offerings over time. Our performance in expanding within our existing customer base is reflected by our Net Dollar Retention Rate (as defined below). For the three months ended June 30, 2022 and 2021, our Net Dollar Retention Rate was 100% and 121%, respectively. We grew our average annualized recurring revenue, or ARR, per customer by 6% in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, which reflects our ability to land new customers with higher spending levels and increase revenue from our existing customers.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
We focus our selling efforts on large organizations and sell our solutions primarily through direct sales teams and account teams.

Impact of COVID-19
In December 2019, an outbreak of the COVID-19 disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world, including where our end users and customers are located and the United States, Israel, United Kingdom, and Singapore where we have larger business operations. As a result of the COVID-19 pandemic, government authorities around the world have from time to time ordered schools and businesses to close, imposed restrictions on non-essential activities, and required people to remain at home while instilling significant limitations on traveling and social gatherings.
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

Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Webinars, Meetings, and Virtual Classroom products, focusing on learning, training, and marketing. In 2021 and 2022 we expanded the capabilities of our Events product to support a broader range of event types and use cases and fitted them to also address low-touch and self-serve sales. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries.
Acquiring New Customers
We are focused on continuing to grow the number of customers that use our solutions. Additionally, we are investing in low-touch and self-serve offerings that can be sold by inside-sales teams or completely online, as well as in distribution channels. We believe this will enable us to efficiently acquire smaller customers across all industries – beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. We especially see an upsell opportunity in introducing to our existing customers the new products that we launched in the most recent years: Webinars, Events, and Virtual Classrooms. For the three months ended June 30, 2022, our Net Dollar Retention Rate was 100%. In order for us to increase revenue within our customer base, we will also need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
Continued Investment in Growth
Although we have invested significantly in our business to date, we believe that we still have a significant market opportunity ahead of us. We intend to continue to make investments to support the growth and expansion of our business and to increase revenue. We believe there is a significant opportunity to continue our growth. We expect that our cost of revenue and operating expenses will fluctuate over time.

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended June 30,
	2022	2021
	(in thousands, except percentages)
Annualized Recurring Revenue	$150,950	$145,431
Net Dollar Retention Rate	100%	121%
Remaining Performance Obligations	$172,732	$156,323

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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2022, our Remaining Performance Obligations was $172.7 million, which consists of both billed consideration in the amount of $53.4 million and unbilled consideration in the amount of $119.4 million that we expect to invoice and recognize in future periods. We expect to recognize 62% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(17,347)	$(2,719)	$(34,273)	$(18,275)
Financial expenses, net (a)	(241)	(4,497)	(56)	653
Provision for income taxes	2,082	1,446	4,168	3,252
Depreciation and amortization	736	603	1,353	1,200
EBITDA	(14,770)	(5,167)	(28,808)	(13,170)
Non-cash stock-based compensation expense	6,059	4,213	11,727	9,173
Other operating expenses (b)	—	—	—	1,724
Facility exit and transition costs (c)	214	—	214	—
Adjusted EBITDA	$(8,497)	$(954)	$(16,867)	$(2,273)

(a)The three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022, and 2021, include $0, $(5,928), $0 and $(1,776) respectively, of remeasurement of warrants to fair value, and $489, $611, $987 and $1,462 respectively, of interest expenses.
(b)Other operating expenses in the six months ended June 30, 2021 consisted of expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our initial public offering.
(c)Facility exit and transition costs for the three and six months ended June 30, 2022 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

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
Cost of revenue decreased in absolute dollars from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022. For the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021, our cost of revenue was $15,622, $15,289, $31,203 and $30,734, respectively.
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
For the three months ended June 30, 2022 and 2021, our gross margins were 64% (74% for subscriptions and (38)% for professional services) and 62% (73% for subscriptions and (9)% for professional services), respectively. For the six months ended June 30, 2022 and 2021, our gross margins were 63% (74% for subscriptions and (30)% for professional services) and 61% (71% for subscriptions and (8)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended June 30, 2022 and 2021, were 68% (76% for subscription and (38)% for professional services), and 70% (76% for subscription and 13% for professional services), respectively. For the six months ended June 30, 2022 and 2021, our gross margins were 69% (77% for subscriptions and (37)% for professional services) and 69% (76% for subscriptions and 19% for professional services), respectively.
For our M&T segment, gross margins for the three months ended June 30, 2022 and 2021 were 52% (69% for subscriptions and (37)% for professional services) and 42% (61% for subscriptions and (41)% for professional services), respectively. For the six months ended June 30, 2022 and 2021, our gross margins were 49% (66% for subscription and (23)% for professional services) and 38% (58% for subscription and (49)% for professional services), respectively.

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
Financial Expenses (Income), Net
Financial expenses (income), net consists of interest expense accrued or paid on our indebtedness, net of interest income earned on our cash and cash equivalents and marketable securities. Financial expenses (income), net also includes foreign exchange gains and losses. We expect interest expenses to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.
We expect interest income will vary in each reporting period depending on our average cash balances and marketable securities during the period and applicable interest rates.
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

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage	2022	2021	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$30,403	$30,237	$166	1%	$60,130	$57,555	$2,575	4%
Media & Telecom	11,575	11,366	209	2%	23,564	21,761	1,803	8%
Total revenue	41,978	41,603	375	1%	83,694	79,316	4,378	6%
Cost of revenue	15,289	15,622	(333)	(2)%	30,734	31,203	(469)	(2)%
Total gross profit	26,689	25,981	708	3%	52,960	48,113	4,847	10%
Operating expenses:
Research and development expenses	14,441	11,787	2,654	23%	29,314	22,687	6,627	29%
Sales and marketing expenses	16,416	10,524	5,892	56%	31,032	20,685	10,347	50%
General and administrative expenses	11,338	9,440	1,898	20%	22,775	17,387	5,388	31%
Other operating expenses	—	—	—		—	1,724	(1,724)	(100)%
Total operating expenses	42,195	31,751	10,444	33%	83,121	62,483	20,638	33%
Loss from operations	15,506	5,770	9,736	169%	30,161	14,370	15,791	110%
Financial expenses (income), net	(241)	(4,497)	4,256	(95)%	(56)	653	(709)	(109)%
Loss before provision for income taxes	15,265	1,273	13,992	1099%	30,105	15,023	15,082	100%
Provision for income taxes	2,082	1,446	636	44%	4,168	3,252	916	28%
Net loss	$17,347	$2,719	$14,628	538%	$34,273	$18,275	$15,998	88%

Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (72% and 73% of revenue for the three and six months ended June 30, 2022 and 2021, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (28% and 27% of revenue for the three and six months ended June 30, 2022 and 2021, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended June 30, 2022 and 2021

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$28,280	$27,197	$1,083	4%
Professional services revenue	2,123	3,040	(917)	(30)%
Total Enterprise, Education & Technology revenue	$30,403	$30,237	$166	1%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$21,515	$20,765	$750	4%
Professional services gross profit (loss)	(814)	386	(1,200)	(311)%
Total Enterprise, Education & Technology gross profit	$20,701	$21,151	$(450)	(2)%

Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $0.2 million, or 1%, to $30.4 million for the three months ended June 30, 2022, from $30.2 million for the three months ended June 30, 2021. The increase is mainly attributable to $1.6 million increase in revenue generated from new customers, partially offset by a $1.4 million decrease in revenue generated from existing customers. The decrease in revenue from existing customers also embodies an approximate revenue reduction of $0.4 million as a result of currency headwinds that occurred during the quarter.
EE&T subscription revenue increased by $1.1 million, or 4%, to $28.3 million for the three months ended June 30, 2022, from $27.2 million for the three months ended June 30, 2021.
EE&T professional services revenue decreased by $0.9 million, or 30%, to $2.1 million for the three months ended June 30, 2022, from $3.0 million for the three months ended June 30, 2021. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit
EE&T gross profit decreased by $0.5 million, or 2%, to $20.7 million for the three months ended June 30, 2022, from $21.2 million for the three months ended June 30, 2021. This decrease was mainly due to increased costs associated with providing professional services, leading to a 2% decrease in gross margin to 68% for the three months ended June 30, 2022 from 70% for the three months ended June 30, 2021.
EE&T subscription gross profit increased by $0.8 million, or 4%, to $21.5 million for the three months ended June 30, 2022, from $20.8 million for the three months ended June 30, 2021.
EE&T professional services gross profit decreased by $1.2 million, or 311%, to a gross loss of $(0.8) million for the three months ended June 30, 2022, from a gross profit of $0.4 million for the three months ended June 30, 2021.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,692	$9,270	$422	5%
Professional services revenue	1,883	2,096	(213)	(10)%
Total Media & Telecom revenue	$11,575	$11,366	$209	2%

Media & Telecom gross profit:
Subscription gross profit	$6,688	$5,683	$1,005	18%
Professional services gross loss	(700)	(853)	153	18%
Total Media & Telecom gross profit	$5,988	$4,830	$1,158	24%

Media & Telecom Revenue
M&T revenue increased by $0.2 million, or 2%, to $11.6 million for the three months ended June 30, 2022, from $11.4 million for the three months ended June 30, 2021. The increase is mainly attributable to a $1.0 million increase in revenue from new customers, partially offset by a $0.8 million decrease in revenue from existing customers. The decrease in revenue from existing customers also embodies an approximate revenue reduction of $0.1 million as a result of currency headwinds that occurred during the quarter.
M&T subscription revenue increased by $0.4 million, or 5%, to $9.7 million for the three months ended June 30, 2022, from $9.3 million for the three months ended June 30, 2021.
M&T professional services revenue decreased by $0.2 million, or 10%, to $1.9 million for the three months ended June 30, 2022, from $2.1 million for the three months ended June 30, 2021.

Media & Telecom Gross Profit
M&T gross profit increased by $1.2 million, or 24%, to $6.0 million for the three months ended June 30, 2022, from $4.8 million for the three months ended June 30, 2021. This increase was mainly due to a $0.2 million increase in revenue, and a 10% increase in gross margin to 52% for the three months ended June 30, 2022 from 42% for the three months ended June 30, 2021. The increase in gross margin was attributable primarily to improvement in production costs and higher efficiency of our operations teams leading to lower compensation costs as a percentage of revenue.
M&T subscription gross profit increased by $1.0 million, or 18%, to $6.7 million for the three months ended June 30, 2022, from $5.7 million for the three months ended June 30, 2021.
M&T professional services gross loss decreased by $0.2 million, or 18%, to $0.7 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021.

Operating Expenses
Research and Development expenses

	Three Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$11,249	$9,610	$1,639	17%
Subcontractors and consultants	1,245	901	344	38%
IT related	1,193	712	481	68%
Other	754	564	190	34%
Total research and development expenses	$14,441	$11,787	$2,654	23%

Research and development expenses increased by $2.7 million, or 23%, to $14.4 million for the three months ended June 30, 2022, from $11.8 million for the three months ended June 30, 2021. The increase was primarily due to a $1.6 million increase in compensation expenses, which mainly related to higher headcount and increased stock-based compensation expenses, and a $0.5 million increase in IT related expenses.
Sales and Marketing expenses

	Three Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$13,205	$8,903	$4,302	48%
Marketing expenses	1,475	812	663	82%
Travel and entertainment	504	28	476	1700%
Other	1,232	781	451	58%
Total sales and marketing expenses	$16,416	$10,524	$5,892	56%

Sales and marketing expenses increased by $5.9 million, or 56%, to $16.4 million for the three months ended June 30, 2022, from $10.5 million for the three months ended June 30, 2021. The increase was primarily due to a $3.7 million increase in compensation related to higher headcount, a $0.7 million increase in amortization of deferred commission expenses driven by higher bookings, and a $0.7 million increase related to additional marketing expenses.

General and Administrative expenses

	Three Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$7,788	$7,188	$600	8%
Professional fees and insurance	1,652	793	859	108%
Subcontractors and consultants	290	266	24	9%
Travel and entertainment	136	40	96	240%
Other	1,472	1,153	319	28%
Total general and administrative expenses	$11,338	$9,440	$1,898	20%

General and administrative expenses increased by $1.9 million, or 20%, to $11.3 million for the three months ended June 30, 2022, from $9.4 million for the three months ended June 30, 2021. The increase was primarily due to a $0.6 million increase in compensation related to higher headcount and increased stock-based compensation expenses and a $0.9 million increase in professional fees and insurance to support our operation as a public company.
Financial Expenses (income), net
Financial income, net decreased by $4.3 million, or 95%, to $(0.2) million for the three months ended June 30, 2022, from $(4.5) million for the three months ended June 30, 2021. The decrease was primarily due to a $5.9 million remeasurement of warrants to fair value recorded in the three months ended June 30, 2021, offset by income of $1.3 million related to exchange rate differences, $0.2 million interest income associated with our investments, a decrease of $0.1 million in interest expenses due to repayment of our Revolving Credit Facility during the fourth quarter of 2021, and a decrease of $0.1 million related to bank fees.
Provision for Income Taxes
Provision for income taxes increased by $0.6 million, or 44%, to $2.1 million for the three months ended June 30, 2022, from $1.4 million for the three months ended June 30, 2021, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Comparison of the six months ended June 30, 2022 and 2021

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$55,882	$51,167	$4,715	9%
Professional services revenue	4,248	6,388	(2,140)	(34)%
Total Enterprise, Education & Technology revenue	$60,130	$57,555	$2,575	4%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$43,035	$38,696	$4,339	11%
Professional services gross profit (loss)	(1,568)	1,204	(2,772)	(230)%
Total Enterprise, Education & Technology gross profit	$41,467	$39,900	$1,567	4%

Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $2.6 million, or 4%, to $60.1 million for the six months ended June 30, 2022, from $57.6 million for the six months ended June 30, 2021. The increase is mainly attributable to a $2.9 million increase in revenue from new customers partially offset by a $0.4 million decrease in revenue from existing customers.
EE&T subscription revenue increased by $4.7 million, or 9%, to $55.9 million for the six months ended June 30, 2022, from $51.2 million for the six months ended June 30, 2021.
EE&T professional services revenue decreased by $2.1 million, or 34%, to $4.2 million for the six months ended June 30, 2022 from $6.4 million for the six months ended June 30, 2021. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $1.6 million, or 4%, to $41.5 million for the six months ended June 30, 2022, from $39.9 million for the six months ended June 30, 2021. This increase was mainly due to a $2.6 million increase in revenue as the gross margins remained consistent during the periods.
EE&T subscription gross profit increased by $4.3 million, or 11%, to $43.0 million for the six months ended June 30, 2022, from $38.7 million for the six months ended June 30, 2021.
EE&T professional services gross profit decreased by $2.8 million, or 230%, to a gross loss of $(1.6) million for the six months ended June 30, 2022, from a gross profit of $1.2 million for the six months ended June 30, 2021.
Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$19,107	$17,641	$1,466	8%
Professional services revenue	4,457	4,120	337	8%
Total Media & Telecom revenue	$23,564	$21,761	$1,803	8%

Media & Telecom gross profit:
Subscription gross profit	12,534	10,218	$2,316	23%
Professional services gross loss	(1,041)	(2,005)	964	48%
Total Media & Telecom gross profit	$11,493	$8,213	$3,280	40%

Media & Telecom Revenue
M&T revenue increased by $1.8 million, or 8%, to $23.6 million for the six months ended June 30, 2022, from $21.8 million for the six months ended June 30, 2021. The increase is mainly attributable to a $2.0 million increase in revenue from new customers, partially offset by $0.2 million decrease in revenue from existing customers.
M&T subscription revenue increased by $1.5 million, or 8%, to $19.1 million for the six months ended June 30, 2022, from $17.6 million for the six months ended June 30, 2021.
M&T professional services revenue increased by $0.3 million, or 8%, to $4.5 million for the six months ended June 30, 2022, from $4.1 million for the six months ended June 30, 2021.

Media & Telecom Gross Profit
M&T gross profit increased by $3.3 million, or 40%, to $11.5 million for the six months ended June 30, 2022, from $8.2 million for the six months ended June 30, 2021. This increase was mainly due to a $1.8 million increase in revenue, and an increase in gross margin to 49% for the six months ended June 30, 2022 from 38% for the six months ended June 30, 2021. The increase in gross margin was attributable primarily to improvement in production costs and higher efficiency of our operations teams leading to lower compensation costs as a percentage of revenue.

M&T subscription gross profit increased by $2.3 million, or 23%, to $12.5 million for the six months ended June 30, 2022, from $10.2 million for the six months ended June 30, 2021.
M&T professional services gross loss decreased by $1.0 million, or 48%, to $1.0 million for the six months ended June 30, 2022, from $2.0 million for the six months ended June 30, 2021.

Operating Expenses
Research and Development expenses

	Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$22,641	$18,559	$4,082	22%
Subcontractors and consultants	2,515	1,792	723	40%
IT related	2,675	1,383	1,292	93%
Other	1,483	953	530	56%
Total research and development expenses	$29,314	$22,687	$6,627	29%
Research and development expenses increased by $6.6 million, or 29%, to $29.3 million for the six months ended June 30, 2022, from $22.7 million for the six months ended June 30, 2021. The increase was primarily due to a $4.1 million increase in compensation expenses, which mainly related to higher headcount and increased stock-based compensation expenses, and a $1.3 million increase in IT related expenses.
Sales and Marketing expenses

	Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$25,266	$17,553	$7,713	44%
Marketing expenses	2,769	1,506	1,263	84%
Travel and entertainment	693	67	626	934%
Other	2,304	1,559	745	48%
Total sales and marketing expenses	$31,032	$20,685	$10,347	50%
Sales and marketing expenses increased by $10.3 million, or 50%, to $31.0 million for the six months ended June 30, 2022, from $20.7 million for the six months ended June 30, 2021. The increase was primarily due to a $6.5 million increase in compensation related to higher headcount, a $1.2 million increase in amortization of deferred commission expenses driven by higher bookings, and a $0.7 million increase related to additional marketing expenses.

General and Administrative expenses

	Six Months Ended June 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$15,871	$13,736	$2,135	16%
Professional fees and insurance	3,290	1,165	2,125	182%
Subcontractors and consultants	570	424	146	34%
Travel and entertainment	201	52	149	287%
Other	2,843	2,010	833	41%
Total general and administrative expenses	$22,775	$17,387	$5,388	31%
General and administrative expenses increased by $5.4 million, or 31%, to $22.8 million for the six months ended June 30, 2022, from $17.4 million for the six months ended June 30, 2021. The increase was primarily due to a $2.1 million increase in compensation related to higher headcount and increased stock-based compensation expenses and a $2.1 million increase in professional fees and insurance to support our operation as a public company.
Other Operating Expenses
Other operating expenses were $1.7 million during the six months ended June 30, 2021, and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the six months ended June 30, 2022.
Financial Expenses (Income), net
Financial expenses (income), net decreased by $0.7 million, or 109%, to $(0.1) million for the six months ended June 30, 2022, from $0.7 million for the six months ended June 30, 2021. The decrease was primarily due to a $1.8 million remeasurement of warrants to fair value recorded in the six months ended June 30, 2021, offset by $1.6 million income related to exchange rate differences, $0.5 million lower interest expenses due to repayment of our Revolving Credit Facility during the fourth quarter of 2021 and $0.1 million related to bank fees.
Provision for Income Taxes
Provision for income taxes increased by $0.9 million, or 28%, to $4.2 million for the six months ended June 30, 2022, from $3.3 million for the six months ended June 30, 2021, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of June 30, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of June 30, 2022.
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

In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of June 30, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)

Net cash used in operating activities	$(42,127)	$(5,695)
Net cash used in investing activities	(44,080)	(2,290)
Net cash provided by (used in) financing activities	(1,004)	9,809
Net increase (decrease) in cash, cash equivalents, and restricted cash	(87,211)	1,824
Cash, cash equivalents, and restricted cash at beginning of period	144,371	28,355
Cash, cash equivalents and restricted cash at end of period	$57,160	$30,179
Operating Activities
Net cash flows used in operating activities increased by $36.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Net cash used in operating activities of $42.1 million for six months ended June 30, 2022, was primarily due to $34.3 million incremental net loss, adjusted for non-cash charges of $18.2 million, and net cash outflows of $26.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.4 million, stock-based compensation expenses of $11.7 million and amortization of deferred contract acquisitions and fulfillment costs of $5.1 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase of trade receivables of $14.7 million, decrease in deferred revenue of $0.3 million, increase of deferred contract acquisition and fulfillment cost of $6.5 million, decrease in trade payables of $1.6 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $5.9 million and an increase of $0.1 million in prepaid expenses and other current assets and other assets, noncurrent.
Net cash used in operating activities of $5.7 million for the six months ended June 30, 2021, was primarily due to $15.6 million in incremental net loss, adjusted for non-cash charges of $10.7 million, and net cash outflow of $1.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of remeasurement of warrants to fair value of $4.2 million, stock-based compensation expenses of $5.0 million, loan forgiveness of $0.9 million, and depreciation and amortization of $0.6 million. The main drivers of net cash outflows were derived from an increase in trade receivables of $6.7 million, an increase in deferred contract acquisition and fulfillment costs of $2.6 million, and an increase in prepaid expenses and other current assets of $1.9 million, partially offset by an increase in deferred revenue of $5.4 million and an aggregate increase in employee accruals, accrued expenses and other current liabilities and trade payables of $4.0 million.
Investing Activities
Net cash flows used in investing activities increased by $41.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Net cash used in investing activities of $44.1 million for the six months ended June 30, 2022 was related to $3.1 million of capitalized internal use software, investment in available-for-sale marketable securities of $38.4 million, and $0.8 million of capital expenditures.

Net cash used in investing activities of $2.3 million for the six months ended June 30, 2021 was related to capitalized internal-use software of $1.3 million and capital expenditures of $1.0 million.
Financing Activities
Net cash flows used in financing activities decreased by $10.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Net cash used in financing activities of $1.0 million for the six months ended June 30, 2022 was primarily due to repayment of long-term loans of $1.5 million, repayment of finance lease liabilities of $0.1 million, and payment of debt issuance costs of $0.1 million, offset by $0.8 million due to proceeds from the exercise of stock options.
Net cash provided by financing activities of $9.8 million for the six months ended June 30, 2021, was primarily due to proceeds from long term loan loans of $42.0 million offset by $28.9 million loan repayments, deferred offering costs of $2.6 million, and principal payments of finance lease liabilities of $1.0 million.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2022 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2021 10-K other than the operating lease agreement we entered into in April 2022 for an office space in Israel. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2021 10-K. There have been no significant changes to these policies and estimates during the six months ended June 30, 2022.

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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the six months ended June 30, 2022, of $2.3 million due to NIS (after considering cash-flow hedges) and $2.1 million due to Euros.
Interest Rate Risk
As of June 30, 2022, we had outstanding floating rate debt obligations of $37.2 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the six months ended June 30, 2022.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.
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

Remediation Activities
Management has been actively engaged in remediating the above-described material weakness since March 2021. During the second quarter of 2022, we continued to evaluate and improve our controls over the estimation of fair value in connection with stock-based compensation. The remediation measures we have implemented include hiring additional dedicated and experienced technical resources to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. We also conducted an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses. The re-measurement of liabilities in connection with warrants to purchase our preferred and common stock was not relevant to our financial reporting during the second quarter of 2022.
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
Changes in internal control over financial reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not successfully execute or achieve the expected benefits of our 2022 Restructuring Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.
On August 7, 2022, our board of directors approved the 2022 Restructuring Plan designed to position the Company for long-term profitable growth. The plan includes the release of approximately 10% of our employees. The 2022 Restructuring Plan is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements, and effectiveness of our reduced marketing spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the 2022 Restructuring Plan. Additionally, implementation of the 2022 Restructuring Plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or the 2022 Restructuring Plan could result in reputational harm and could diminish confidence in our brand and business. The 2022 Restructuring Plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

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

Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On August 7, 2022, our Board of Directors approved and adopted a Rights Agreement, dated as of August 7, 2022 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (each, a “Right”) for each share of our common stock outstanding at the close of business on August 22, 2022. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until August 6, 2023 (or the earlier redemption, exchange, or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the "Series A Preferred"), of the Company at a price of $13.00 per one one-thousandth of a share of the Series A Preferred. The complete terms of the Rights are set out in the Rights Agreement.
The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights Agreement will cause substantial dilution to any person or group that acquires beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of the Company’s common stock without the approval of the Board of Directors. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board of Directors. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board. The Rights Agreement also does not prevent the Board from considering any offer that it considers to be in the best interest of its stockholders.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.1	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
4.3	Warrant to Purchase Shares of Common Stock, dated as of March 26, 2020, issued by Kaltura, Inc. to Zarom Holding Limited, as amended	S-1/A	333-253699	4.7	03/23/2021
4.4	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-40644	4.1	08/08/2022

10.1	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	8-K	001-40644	10.1	04/05/2022
10.2	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	8-K	001-40644	10.2	04/05/2022
10.3	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	8-K	001-40644	10.3	04/05/2022
10.4	Employment Agreement, dated as of June 18, 2017, by and between Kaltura Ltd. and Yaron Garmazi, as amended.	8-K	001-40644	10.4	04/05/2022
10.5	Employment Agreement, dated as of April 1, 2018, by and between Kaltura Ltd. and Michal Tsur, as amended.	8-K	001-40644	10.5	04/05/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: August 10, 2022	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)