Form 10-Q
period 2022-09-30
KALTURA INC
filed 2022-11-10
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 2, 2022 was 133,264,863

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statement of Convertible and Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	8
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	12
	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	69
	Signatures	ii

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,638	$143,949
Marketable securities	39,744	—
Trade receivables	23,270	17,509
Prepaid expenses and other current assets	7,863	5,110
Deferred contract acquisition and fulfillment costs, current	10,455	9,079

Total current assets	133,970	175,647

LONG-TERM ASSETS:
Marketable securities	1,965	—
Property and equipment, net	13,771	9,503
Other assets, noncurrent	3,414	2,543
Deferred contract acquisition and fulfillment costs, noncurrent	22,133	22,621
Operating lease right-of-use assets	23,106	—
Intangible assets, net	1,385	1,909
Goodwill	11,070	11,070

Total noncurrent assets	76,844	47,646

TOTAL ASSETS	$210,814	$223,293

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$5,047	$2,794
Trade payables	6,414	6,480
Employees and payroll accruals	16,432	18,627
Accrued expenses and other current liabilities	15,048	18,496
Operating lease liabilities, current	1,960	—
Deferred revenue, current	58,277	51,689

Total current liabilities	103,178	98,086

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	1,510	1,953
Long-term loans, net of current portion	31,446	35,795
Operating lease liabilities, noncurrent	21,181	—
Other liabilities, noncurrent	1,996	2,185

Total long-term liabilities	56,133	39,933

TOTAL LIABILITIES	$159,311	$138,019
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022, and December 31, 2021	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 140,177,314 and 134,610,294 shares issued as of September 30, 2022 and December 31, 2021, respectively; 132,492,124 and 126,925,104 outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of September 30, 2022 and December 31, 2021	(4,881)	(4,881)
Additional paid-in capital	433,462	412,776
Accumulated other comprehensive loss	(741)	—
Accumulated deficit	(376,350)	(322,634)

Total stockholders' equity	51,503	85,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,814	$223,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Subscription	$37,915	$37,675	$112,904	$106,483
Professional services	3,136	5,309	11,841	15,817

Total revenue	41,051	42,984	124,745	122,300

Cost of revenue:
Subscription	9,772	9,629	29,192	29,524
Professional services	4,904	5,538	16,219	16,847

Total cost of revenue	14,676	15,167	45,411	46,371

Gross profit	26,375	27,817	79,334	75,929

Operating expenses:

Research and development	13,891	12,363	43,205	35,050
Sales and marketing	15,040	11,257	46,072	31,942
General and administrative	11,412	10,070	34,188	27,457
Restructuring	884	—	884	—
Other operating expenses	—	—	—	1,724

Total operating expenses	41,227	33,690	124,349	96,173

Operating loss	14,852	5,873	45,015	20,244

Financial expenses, net	3,002	17,780	2,945	18,432

Loss before provision for income taxes	17,854	23,653	47,960	38,676

Provision for income taxes	1,589	1,497	5,756	4,749

Net loss	19,443	25,150	53,716	43,425

Preferred stock accretion and cumulative undeclared dividends	—	1,569	—	8,241

Net loss attributable to common stockholders	$19,443	$26,719	$53,716	$51,666

Net loss per share attributable to common stockholders, basic and diluted	$0.15	$0.26	$0.41	$1.00

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	132,185,026	102,938,814	129,919,489	51,647,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$19,443	$25,150	$53,716	$43,425
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	553	—	(496)	—
Net unrealized gains (losses) on available-for-sale marketable securities	(100)	—	(245)	—
Other comprehensive income (loss)	453	—	(741)	—
Comprehensive loss	$18,990	$25,150	$54,457	$43,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2022	130,586,754	$13	7,685,190	$(4,881)	$426,037	$(1,194)	$(356,907)	$63,068

Stock-based compensation	—	—	—	—	6,176	—	—	6,176
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,905,370	*) -	—	—	1,249	—	—	1,249
Other comprehensive income	—	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	—	(19,443)	(19,443)

Balance as of September 30, 2022	132,492,124	$13	7,685,190	$(4,881)	$433,462	$(741)	$(376,350)	$51,503

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Convertible preferred stock		Redeemable convertible preferred stock		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of July 1, 2021	1,043,778	$1,921	15,806,333	$159,340	25,794,262	$2	7,685,190	$(4,881)	$17,838	$(281,558)	$(268,599)

Accretion of redeemable convertible preferred stock	—	—	—	1,569	—	—	—	—	(1,569)	—	(1,569)
Redemption of redeemable convertible preferred stock upon initial public offering	—	—	—	(1,569)	—	—	—	—	—	—	—
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8	—	—	161,253	—	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	—	—	17,250,000	2	—	—	155,596	—	155,598
Conversion of warrants to common stock upon initial public offering	—	—	—	—	7,067,699	1	—	—	70,676	—	70,677
Stock-based compensation expenses	—	—	—	—	—	—	—	—	3,736	—	3,736
Issuance of common stock upon exercise of stock options	—	—	—	—	201,097	*) -	—	—	385	—	385
Net loss	—	—	—	—	—	—	—	—	—	(25,150)	(25,150)

Balance as of September 30, 2021	—	$—	—	$—	126,576,000	$13	7,685,190	$(4,881)	$407,915	$(306,708)	$96,339

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2022	126,925,104	$13	7,685,190	$(4,881)	$412,776	$—	$(322,634)	$85,274

Stock-based compensation	—	—	—	—	18,074	—	—	18,074
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	5,567,020	*) -	—	—	2,612	—	—	2,612
Other comprehensive loss	—	—	—	—	—	(741)	—	(741)
Net loss	—	—	—	—	—	—	(53,716)	(53,716)

Balance as of September 30, 2022	132,492,124	$13	7,685,190	$(4,881)	$433,462	$(741)	$(376,350)	$51,503

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)
(unaudited)

	Convertible preferred stock		Redeemable convertible preferred stock		Common stock		Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of January 1, 2021	1,043,778	$1,921	15,779,322	$158,191	25,467,922	$2	7,685,190	$(4,881)	$(882)	$8,388	$(263,283)	$(260,656)

Loan forgiveness	—	—	—	—	—	—	—	—	882	—	—	882
Accretion of redeemable convertible preferred stock	—	—	—	1,569	—	—	—	—	—	(1,569)	—	(1,569)
Issuance of preferred stock upon exercise of warrants	—	—	27,011	1,149	—	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock upon initial public offering	—	—	—	(1,569)	—	—	—	—	—	—	—	—
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8	—	—	—	161,253	—	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	—	—	17,250,000	2	—	—	—	155,596	—	155,598
Conversion of warrants to common stock upon initial public offering	—	—	—	—	7,067,699	1	—	—	—	70,676	—	70,677
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	12,910	—	12,910
Issuance of common stock upon exercise of stock options	—	—	—	—	527,437	*) -	—	—	—	661	—	661
Net loss	—	—	—	—	—	—	—	—	—	—	(43,425)	(43,425)

Balance as of September 30, 2021	—	$—	—	$—	126,576,000	$13	7,685,190	$(4,881)	$—	$407,915	$(306,708)	$96,339

*) Represents an amount that is lower than $1
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,716)	$(43,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of property and equipment	179	(757)
Depreciation and amortization	1,874	1,795
Stock-based compensation expenses	17,827	12,910
Amortization of deferred contract acquisition and fulfillment costs	7,883	5,082
Change in valuation of warrants to purchase preferred and common stock	—	15,046
Non-cash interest expenses (income), net	(51)	267
Non-cash expenses with respect to stockholders’ loans	—	882
Changes in operating assets and liabilities:
Increase in trade receivables	(5,761)	(7,055)
Increase in prepaid expenses and other current assets and other assets, noncurrent	(697)	(4,937)
Increase in deferred contract acquisition and fulfillment costs	(8,715)	(15,262)
Increase in trade payables	98	849
Increase (decrease) in accrued expenses and other current liabilities	(3,600)	4,055
Increase (decrease) in employees and payroll accruals	(2,195)	4,265
Decrease in other liabilities, noncurrent	(33)	(306)
Increase in deferred revenue	6,145	15,221
Operating lease right-of-use assets and lease liabilities, net	(220)	—

Net cash used in operating activities	(40,982)	(11,370)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(47,447)	—
Proceeds from sales and maturities of available-for-sale marketable securities	5,670	—
Purchases of property and equipment	(1,004)	(1,580)
Proceeds from sale of property, and equipment	—	642
Capitalized internal-use software	(4,573)	(2,753)
Investment in restricted bank deposit	(1,850)	—
Purchase of intangible assets	—	(79)

Net cash used in investing activities	(49,204)	(3,770)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	—	160,425
Payment related to the conversion of Series F redeemable convertible preferred stock upon initial public offering	—	(1,569)
Proceeds from long-term loans, net of debt issuance cost	—	41,915
Repayment of long-term loans	(2,250)	(29,083)
Principal payments on finance leases	(135)	(1,329)
Proceeds from exercise of stock options	2,445	661
Payment of debt issuance costs	(125)	—
Payment of deferred offering costs	—	(4,087)

Net cash provided by (used in) financing activities	(65)	166,933

Net increase (decrease) in cash, cash equivalents and restricted cash	(90,251)	151,793
Cash, cash equivalents and restricted cash at the beginning of the period	144,371	28,355
Cash, cash equivalents and restricted cash at the end of the period	$54,120	$180,148
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$141	$814

Lease liabilities arising from right-of-use assets	$23,712	$—

Capitalized stock-based compensation cost	$247	$—

Conversion of warrants to common stock upon initial public offering	$—	$70,677

Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	$—	$161,261

Unpaid deferred offering costs	$—	$626

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$7,687	$1,446

Cash paid for interest	$1,429	$1,938

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$52,638	$179,740
Restricted cash included in other assets, noncurrent	1,482	408

Total cash, cash equivalents, and restricted cash	$54,120	$180,148

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
In management’s opinion, other than the changes to accounting for leases as described in Note 6, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the Company’s consolidated results of operations, convertible and redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Customer A (M&T)	*) —	10.76%	*) —	*) —
*) Represents an amount that is lower than 10% of the Company's total revenue.
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 25, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2022 except as noted below.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance became effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company adopted this guidance on January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended September 30, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$28,676	95.4%	$9,239	84.0%
Professional services	1,380	4.6%	1,756	16.0%

	$30,056	100%	$10,995	100%

	Three Months Ended September 30, 2021
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$27,952	91.9%	$9,723	77.3%
Professional services	2,458	8.1%	2,851	22.7%

	$30,410	100%	$12,574	100%

	Nine Months Ended September 30, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$84,558	93.8%	$28,346	82.0%
Professional services	5,628	6.2%	6,213	18.0%

	$90,186	100%	$34,559	100%

	Nine Months Ended September 30, 2021
	Enterprise, Education & Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$79,120	89.9%	$27,363	79.7%
Professional services	8,846	10.1%	6,971	20.3%

	$87,966	100%	$34,334	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$22,602	55.1%	$25,061	58.3%
Europe, the Middle East and Africa ("EMEA")	13,761	33.5%	13,482	31.4%
Other	4,688	11.4%	4,441	10.3%

	$41,051	100%	$42,984	100%

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$69,488	55.7%	$72,087	58.9%
EMEA	41,401	33.2%	37,485	30.7%
Other	13,856	11.1%	12,728	10.4%

	$124,745	100%	$122,300	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $169,183, which consists of both billed consideration in the amount of $59,787 and unbilled consideration in the amount of $109,396 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 65% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Beginning balance	$27,387	$23,507	$26,274	$17,683
Additions to deferred contract acquisition costs during the period	1,745	5,049	7,219	13,551
Amortization of deferred contract acquisition costs	(2,477)	(1,643)	(6,838)	(4,321)

Ending balance	$26,655	$26,913	$26,655	$26,913

Deferred contract acquisition costs, current	$8,701	$7,346	$8,701	$7,346
Deferred contract acquisition costs, noncurrent	17,954	19,567	17,954	19,567

Total deferred costs to obtain a contract	$26,655	$26,913	$26,655	$26,913
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Beginning balance	$5,805	$4,771	$5,427	$4,041
Additions to deferred costs to fulfill a contract during the period	468	492	1,551	1,711
Amortization of deferred costs to fulfill a contract	(340)	(272)	(1,045)	(761)

Ending balance	$5,933	$4,991	$5,933	$4,991

Deferred fulfillment costs, current	1,754	1,356	1,754	1,356
Deferred fulfillment costs, noncurrent	4,179	3,635	4,179	3,635

Total deferred costs to fulfill a contract	$5,933	$4,991	$5,933	$4,991

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of September 30, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,730	$—	$(82)	$9,648
Municipal securities	760	—	(3)	757
U.S. Treasury	17,347	—	(142)	17,205
Commercial paper	12,134	—	—	12,134
	39,971	—	(227)	39,744

Available-for-sale – matures after one year:
Corporate bonds	1,026	—	(17)	1,009
U.S. Treasury	957	—	(1)	956
	1,983	—	(18)	1,965

Total	$41,954	$—	$(245)	$41,709
Based on the available evidence, the Company concluded that the gross unrealized losses on the marketable securities as of September 30, 2022 are temporary in nature. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income during the periods presented.

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

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	September 30, 2022	December 31, 2021

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$31,234	$—
Municipal securities	Level 2	$364	$—

Short-term marketable securities:
Corporate bonds	Level 2	$9,648	$—
Municipal securities	Level 2	$757	$—
U.S. Treasury	Level 2	$17,205	$—
Commercial paper	Level 2	$12,134	$—

Long-term marketable securities:
Corporate bonds	Level 2	$1,008	$—
U.S. Treasury	Level 2	$957	$—

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$615	$—
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The following table sets forth a summary of the changes in the fair value of the warrants to purchase preferred and common stock:

Nine Months Ended September 30, 2021

Balance at January 1, 2021	$56,780
Reclassification of warrant to preferred stocks to mezzanine equity	(1,149)
Change in fair value of warrants	15,046
Conversion of warrants to common stock upon initial public offering	(70,677)

Balance at September 30, 2021	$—
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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $17,465 as of September 30, 2022. The fair value of the Company’s outstanding contracts amounted to a liability of $615 as of September 30, 2022. These liabilities were recorded under accrued expenses and other current liabilities. Losses of $472 and $1,047 were reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2022, respectively. Such losses were reclassified from accumulated other comprehensive loss when the related expenses were incurred. The Company had no outstanding contracts designated as hedging instruments as of December 31, 2021.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and nine months ended September 30, 2022 were as follows:

Condensed Statement of Operations Location:	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Cost of revenue	$76	$171
Research and development	235	529
Sales and marketing	59	144
General and administrative	81	182
Restructuring	21	21

Total	$472	$1,047

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
Components of operating lease expense were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating lease cost	$1,026	$2,309
Short-term lease cost	154	261
Variable lease cost	1	19

Total	$1,181	$2,589

Rent expense under the previous lease accounting standard were $657 and $1,869 during the three and nine months ended September 30, 2021, respectively.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Cash paid for operating leases	$271	$1,614
As of September 30, 2022, the weighted-average discount rate is 4.8% and the weighted-average remaining term is 9.30 years. Maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows:

Year Ending December 31,

2022 (Remainder)	$229
2023	3,407
2024	3,115
2025	3,172
2026	3,234
2027 and thereafter	14,533
Total operating lease payments	27,690
Less: imputed interest	4,549
Total operating lease liabilities	$23,141
As of December 31, 2021, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

Year Ending December 31,	Rental of premises

2022	$1,317
2023	788
2024	806
2025	862
2026	919
2027	548

Total	$5,240

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of September 30, 2022:

Year Ending December 31,

2022 (Remainder)	$1,448
2023	12,074
2024	14,431
2025	13,000
2026	14,250

Total purchase commitment	$55,203
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021

Prepaid expenses	$4,723	$3,858
Government institutions	172	576
Restricted bank deposit	1,850	—
Other current assets	1,118	676

	$7,863	$5,110

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	September 30, 2022	December 31, 2021
Cost:
Computers and peripheral equipment	$4,300	$3,668
Office furniture and equipment	381	745
Leasehold improvements	523	513
Finance leases of computers and peripheral equipment	253	253
Internal use software	11,672	6,980

	17,129	12,159

Accumulated depreciation	(3,358)	(2,656)

Depreciated cost	$13,771	$9,503

Depreciation expenses for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021 were $380, $375, $1,350 and $633, respectively.

Other assets, noncurrent

	September 30, 2022	December 31, 2021

Restricted cash	$1,482	$422
Severance pay fund	1,812	1,968
Other	120	153

	$3,414	$2,543

Accrued expenses and other current liabilities

	September 30, 2022	December 31, 2021

Accrued expenses	$6,686	$7,240
Accrued taxes	6,406	9,525
Derivative instruments	615	—
Other current liabilities	1,341	1,731

	$15,048	$18,496

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	2.50	$4,700	$4,700
Customer relationship	4.50	2,419	2,419
Tradename	0.67	980	980

		8,099	8,099
Accumulated amortization and impairments:
Technology		(3,642)	(3,323)
Customer relationship		(2,190)	(2,049)
Tradename		(882)	(818)

		(6,714)	(6,190)

Intangible assets, net		$1,385	$1,909

During the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021, the Company recorded amortization expenses in the amount of $141, $219, $524 and $787, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of September 30, 2022, is as follows:

December 31,

2022 (Remainder)	$144
2023	552
2024	478
2025	148
2026	50
2027	13

$1,385

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $1,589, $1,497, $5,756 and $4,749 for the three and nine months ended September 30, 2022, and 2021, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (9)%, (6)%, (12)% and (12)% for the three and nine months ended September 30, 2022 and 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on its losses because it is more likely than not that the benefit will not be realized.

NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net loss	$19,443	$25,150	$53,716	$43,425
Preferred stock accretion and cumulative dividends	—	1,569	—	8,241

Total loss attributable to common stockholders	$19,443	$26,719	$53,716	$51,666

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	132,185,026	102,938,814	129,919,489	51,647,683

Net loss per share attributable to common stockholders, basic and diluted	$0.15	$0.26	$0.41	$1.00

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of September 30,
	2022	2021

Outstanding stock options and RSUs	35,743,608	30,625,929

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

	Three Months Ended September 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,056	$10,995	$41,051

Gross profit	$21,218	$5,157	$26,375

Operating expenses			41,227
Financial expenses, net			3,002
Provision for income taxes			1,589

Net loss			$19,443

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended September 30, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,410	$12,574	$42,984

Gross profit	$22,157	$5,660	$27,817

Operating expenses			33,690
Financial expenses, net			17,780
Provision for income taxes			1,497

Net loss			$25,150

	Nine Months Ended September 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$90,186	$34,559	$124,745

Gross profit	$62,685	$16,649	$79,334

Operating expenses			124,349
Financial expenses, net			2,945
Provision for income taxes			5,756

Net loss			$53,716

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Nine Months Ended September 30, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$87,966	$34,334	$122,300

Gross profit	$62,057	$13,872	$75,929

Operating expenses			96,173
Financial expenses, net			18,432
Provision for income taxes			4,749

Net loss			$43,425

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
In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, the total commitments under the Revolving Credit Facility are available for future borrowings.
Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2022, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.24%, consisting of 3.74% (the 3-month LIBOR dollar rate as of September 30, 2022) and the margin of 3.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of September 30, 2022, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2022 (Remainder)	$750
2023	6,000
2024	30,000

$36,750

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
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2022	32,702,963	$3.98	8.34	$38,894

Granted	—	$—
Exercised	(3,980,967)	$0.65		$4,821
Forfeited	(1,740,978)	$3.47

Outstanding as of September 30, 2022	26,981,018	$4.50	8.08	$12,061

Exercisable options at end of the period	16,311,112	$2.16	7.93	$11,869

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the nine months ended September 30, 2022:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	4,924,417	$4.38
RSUs granted	6,818,106	$1.93
RSUs vested	(1,586,053)	$3.23
RSUs forfeited	(1,393,880)	$3.43
Unvested and Outstanding as of September 30, 2022	8,762,590	$2.83

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$297	$168	$1,068	$635
Research and development	1,096	528	3,236	2,252
Sales and marketing	1,058	438	2,969	1,641
General and administrative	3,648	2,602	10,554	8,382

Total expenses	$6,099	$3,736	$17,827	$12,910

As of September 30, 2022, there were $49,680 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two and a half years.
Rights Agreement
On August 7, 2022, the Board of Directors of the Company approved and declared a dividend distribution of one preferred stock purchase right (each, a "Right") for each share of common stock of the Company outstanding at the close of business on August 22, 2022. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until August 6, 2023 (or the earlier redemption, exchange, or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the "Series A Preferred"), of the Company at a price of $13.00 per one one-thousandth of a share of the Series A Preferred. The complete terms of the Rights are set out in a Rights Agreement, dated August 7, 2022, between the Company and American Stock Transfer & Trust Company, LLC as rights agent (the “Rights Agreement”).
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
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

September 30, 2022
Outstanding options	26,981,018
Outstanding RSUs	8,762,590
Outstanding warrants to common stock	613,255
Shares reserved under 2021 Plan	4,665,169

Total	41,022,032

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Financial income:

Interest income	$322	$2	$493	$3

	322	2	493	3
Financial expenses:

Bank fees	36	23	112	504
Remeasurement of warrants to fair value	—	16,822	—	15,046
Interest expense	594	766	1,581	2,228
Foreign currency translation adjustments, net	2,483	61	1,179	335
Other	211	110	566	322

	3,324	17,782	3,438	18,435

Financial expenses, net	$3,002	$17,780	$2,945	$18,432

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, during the periods presented:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2021;	$—	$—	$—
Other comprehensive loss before reclassifications	(245)	(1,632)	(1,877)
Net realized losses reclassified from accumulated other comprehensive income	—	1,136	1,136
Other comprehensive loss	(245)	(496)	(741)
Balance as of September 30, 2022	$(245)	$(496)	$(741)
There was no accumulated other comprehensive loss activity during the three and nine months ended September 30, 2021.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 18: RESTRUCTURING ACTIVITIES
On August 7, 2022, the Board of Directors of the Company approved a cost-reduction and re-organization plan that includes, among other things, downsizing around 10% of the Company's employees (the "Plan").
During the three and nine months ended September 30, 2022, in connection with the Plan, the Company recorded expenses of $884, all for one time employee termination benefits.
The Company expects to incur approximately $366 of additional severance charges in the fourth quarter of 2022. All those charges will be recorded under the Enterprise, Education and Technology segment.
The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2022, related to the Plan:

	Enterprise, Education and Technology	Media and Telecom	Total
Balance as of December 31, 2021	$—	$—	$—
Accrual and accrual adjustments	661	223	884
Cash payments	(269)	(114)	(383)
Balance as of September 30, 2022	$392	$109	$501
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the condensed consolidated balance sheet as of September 30, 2022.

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
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2022 Restructuring Plan is expected to include, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, during the three and nine months ended September 30, 2022, we recorded expenses of $884, all for one-time employee termination benefits. We expect to incur approximately $366 of additional severance charges in the fourth quarter of 2022, all of which will be recorded under the EE&T segment. The 2022 Restructuring Plan is expected to be substantially completed in 2022. Based on the current profile and trends of the EE&T and M&T segments, including how their sales cycles, deployment cycles, and margins have continuously trended to be more similar, we have decided to merge the two segments together. Going forward we will have a single horizontal structure with mostly cross-company functions that run product development, marketing, sales, and professional services. We will report our financial results on a consolidated basis as a single reporting segment starting in the fourth quarter of 2022. See Note 18, Restructuring Activities, for further information.

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue
Enterprise, Education & Technology	$30,056	$30,410	$90,186	$87,966
Media & Telecom	10,995	12,574	34,559	34,334
Total Revenue	$41,051	$42,984	$124,745	$122,300
Gross Profit
Enterprise, Education & Technology	21,218	22,157	62,685	62,057
Media & Telecom	5,157	5,660	16,649	13,872
Total Gross Profit	$26,375	$27,817	$79,334	$75,929

We employ a land and expand strategy with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. For the three months ended September 30, 2021, our performance in expanding within our existing customer base was reflected by a Net Dollar Retention Rate (as defined below) of 117%. For the three months ended September 30, 2022, our Net Dollar Retention Rate was 96%, partially due to the impact of one major customer reducing part of their business with us in the fourth quarter of 2021. This customer has since renewed various existing projects with us and has partnered with us on new projects. The Net Dollar Retention Rate metric also reflects the impact of the currency headwinds that occurred during the quarter. Our average annualized recurring revenue, or ARR, per customer decreased by 1% in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
We focus our selling efforts on large organizations and sell our solutions primarily through direct sales teams and account teams. In addition, we are investing in low-touch and self-serve offerings for smaller customers.

Impact of COVID-19
Prior to the pandemic, the market demand for our solutions was growing at a robust rate, with numerous tailwinds for long-term growth, and that demand accelerated mainly in 2021 as a result of the pandemic.We do not see this trend continuing in 2022.

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
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. We especially see an upsell opportunity in introducing to our existing customers the new products that we launched in the most recent years: Webinars, Events, Virtual Classrooms. In order for us to increase revenue within our customer base, we will also need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended September 30,
	2022	2021
	(in thousands, except percentages)
Annualized Recurring Revenue	$152,926	$151,704
Net Dollar Retention Rate	96%	117%
Remaining Performance Obligations	$169,183	$162,316
Annualized Recurring Revenue
We use Annualized Recurring Revenue ("ARR") as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts. We calculate ARR by annualizing our recurring revenue for the most recently completed fiscal quarter. Recurring revenues are generated from SaaS and PaaS subscriptions, as well as term licenses for software installed on the customer’s premises (“On-Prem”). For the SaaS and PaaS components, we calculate ARR by annualizing the actual recurring revenue recognized for the latest fiscal quarter. For the On-Prem components for which revenue recognition is not ratable across the license term, we calculate ARR for each contract by dividing the total contract value (excluding professional services) as of the last day of the specified period by the number of days in the contract term and then multiplying by 365. Recurring revenue excludes revenue from one-time professional services and setup fees. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases.

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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2022, our Remaining Performance Obligations was $169.2 million, which consists of both billed consideration in the amount of $59.8 million and unbilled consideration in the amount of $109.4 million that we expect to invoice and recognize in future periods. We expect to recognize 65% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(19,443)	$(25,150)	$(53,716)	$(43,425)
Financial expenses, net (a)	3,002	17,780	2,945	18,432
Provision for income taxes	1,589	1,497	5,756	4,749
Depreciation and amortization	521	594	1,874	1,795
EBITDA	(14,331)	(5,279)	(43,141)	(18,449)
Non-cash stock-based compensation expense	6,099	3,736	17,827	12,910
Gain on sale of property and equipment (b)	—	(757)	—	(757)
Other operating expenses (c)	—	—	—	1,724
Facility exit and transition costs (d)	154	—	367	—
Restructuring (e)	884	—	884	—
Adjusted EBITDA	$(7,194)	$(2,300)	$(24,063)	$(4,572)

(a)The three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022, and 2021, include $0, $16,822, $0 and $15,046 respectively, of remeasurement of warrants to fair value, and $594, $766, $1,581 and $2,228 respectively, of interest expenses.

(b)The three and nine months ended September 30, 2021, include a one-time gain on sale of data center equipment in connection with our transition to a public cloud infrastructure.

(c)Other operating expenses in the nine months ended September 30, 2021 consisted of expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our initial public offering.

(d)Facility exit and transition costs for the three and nine months ended September 30, 2022 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(e)The three and nine months ended September 30, 2022, include one-time employee termination benefits incurred in connection with the 2022 Restructuring Plan.

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
Cost of revenue decreased in absolute dollars from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022. For the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021, our cost of revenue was $14,676, $15,167, $45,411 and $46,371, respectively.
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
For the three months ended September 30, 2022 and 2021, our gross margins were 64% (74% for subscriptions and (56)% for professional services) and 65% (74% for subscriptions and (4)% for professional services), respectively. For the nine months ended September 30, 2022 and 2021, our gross margins were 64% (74% for subscriptions and (37)% for professional services) and 62% (72% for subscriptions and (7)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended September 30, 2022 and 2021, were 71% (78% for subscription and (88)% for professional services), and 73% (80% for subscription and (13)% for professional services), respectively. For the nine months ended September 30, 2022 and 2021, our gross margins were 70% (77% for subscriptions and (50)% for professional services) and 71% (77% for subscriptions and 10% for professional services), respectively.
For our M&T segment, gross margins for the three months ended September 30, 2022 and 2021 were 47% (63% for subscriptions and 25% for professional services) and 45% (57% for subscriptions and 3% for professional services), respectively. For the nine months ended September 30, 2022 and 2021, our gross margins were 48% (64% for subscription and (26)% for professional services) and 40% (58% for subscription and (28)% for professional services), respectively.
Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and cloud hosting providers for development environments.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries, incentive compensation and other direct personnel-related costs. Additional expenses include marketing program costs.
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

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage	2022	2021	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$30,056	$30,410	$(354)	(1)%	$90,186	$87,966	$2,220	3%
Media & Telecom	10,995	12,574	(1,579)	(13)%	34,559	34,334	225	1%
Total revenue	41,051	42,984	(1,933)	(4)%	124,745	122,300	2,445	2%
Cost of revenue	14,676	15,167	(491)	(3)%	45,411	46,371	(960)	(2)%
Total gross profit	26,375	27,817	(1,442)	(5)%	79,334	75,929	3,405	4%
Operating expenses:
Research and development expenses	13,891	12,363	1,528	12%	43,205	35,050	8,155	23%
Sales and marketing expenses	15,040	11,257	3,783	34%	46,072	31,942	14,130	44%
General and administrative expenses	11,412	10,070	1,342	13%	34,188	27,457	6,731	25%
Restructuring	884	—	884		884	—	884
Other operating expenses	—	—	—		—	1,724	(1,724)
Total operating expenses	41,227	33,690	7,537	22%	124,349	96,173	28,176	29%
Loss from operations	14,852	5,873	8,979	153%	45,015	20,244	24,771	122%
Financial expenses, net	3,002	17,780	(14,778)	(83)%	2,945	18,432	(15,487)	(84)%
Loss before provision for income taxes	17,854	23,653	(5,799)	(25)%	47,960	38,676	9,284	24%
Provision for income taxes	1,589	1,497	92	6%	5,756	4,749	1,007	21%
Net loss	$19,443	$25,150	$(5,707)	(23)%	$53,716	$43,425	$10,291	24%

Segments
We currently manage and report operating results through two reportable segments. As discussed above, as a result of the 2022 Restructuring Plan and other factors, starting in the fourth quarter of 2022, we will report our financial results on a consolidated basis as a single reportable segment.
•Enterprise, Education & Technology (73% and 71% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 72% of revenue for each of the nine months ended September 30, 2022 and 2021): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (27% and 29% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 28% of revenue for each of the nine months ended September 30, 2022 and 2021): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended September 30, 2022 and 2021

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$28,676	$27,952	$724	3%
Professional services revenue	1,380	2,458	(1,078)	(44)%
Total Enterprise, Education & Technology revenue	$30,056	$30,410	$(354)	(1)%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$22,438	$22,471	$(33)	0%
Professional services gross loss	(1,220)	(314)	(906)	289%
Total Enterprise, Education & Technology gross profit	$21,218	$22,157	$(939)	(4)%

Enterprise, Education & Technology Revenue
Total EE&T revenue decreased by $0.4 million, or 1%, to $30.1 million for the three months ended September 30, 2022, from $30.4 million for the three months ended September 30, 2021. The decrease is mainly attributable to a $2.2 million decrease in revenue generated from existing customers, mainly in professional services revenue. In addition, the revenue embodies an approximate reduction of $0.5 million as a result of currency headwinds that occurred during the quarter. The decrease is partially offset by a $1.8 million increase in revenue generated from new customers.
EE&T subscription revenue increased by $0.7 million, or 3%, to $28.7 million for the three months ended September 30, 2022, from $28.0 million for the three months ended September 30, 2021.
EE&T professional services revenue decreased by $1.1 million, or 44%, to $1.4 million for the three months ended September 30, 2022, from $2.5 million for the three months ended September 30, 2021. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit
EE&T gross profit decreased by $0.9 million, or 4%, to $21.2 million for the three months ended September 30, 2022, from $22.2 million for the three months ended September 30, 2021. This decrease was mainly due to a $0.4 million decrease in revenue ($0.7 million increase for subscriptions and $1.1 million decrease for professional services), increased production costs associated mainly with subscription cloud costs, offset by decreased compensation costs as a result of lower headcount, leading to a 2 percentage point decrease in gross margin to 71% for the three months ended September 30, 2022 from 73% for the three months ended September 30, 2021.
EE&T subscription gross profit decreased to $22.4 million for the three months ended September 30, 2022, from $22.5 million for the three months ended September 30, 2021. The decrease was mainly due to an increase in production costs, offset by an increase in revenue.

EE&T professional services gross profit decreased by $0.9 million, or 289%, to a gross loss of $1.2 million for the three months ended September 30, 2022, from a gross loss of $0.3 million for the three months ended September 30, 2021. This decrease is mainly attributable to a $1.1 million decrease in revenue, partially offset by a $0.2 million decrease in compensation costs.
Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,239	$9,723	$(484)	(5)%
Professional services revenue	1,756	2,851	(1,095)	(38)%
Total Media & Telecom revenue	$10,995	$12,574	$(1,579)	(13)%

Media & Telecom gross profit:
Subscription gross profit	$5,705	$5,575	$130	2%
Professional services gross profit (loss)	(548)	85	(633)	(745)%
Total Media & Telecom gross profit	$5,157	$5,660	$(503)	(9)%

Media & Telecom Revenue
M&T revenue decreased by $1.6 million, or 13%, to $11.0 million for the three months ended September 30, 2022, from $12.6 million for the three months ended September 30, 2021. The decrease is mainly attributable to a $2.4 million decrease in revenue from existing customers, partially offset by a $0.8 million increase in revenue from new customers. The decrease in revenue from existing customers also embodies an approximate revenue reduction of $0.7 million as a result of currency headwinds that occurred during the quarter.
M&T subscription revenue decreased by $0.5 million, or 5%, to $9.2 million for the three months ended September 30, 2022, from $9.7 million for the three months ended September 30, 2021.
M&T professional services revenue decreased by $1.1 million, or 38%, to $1.8 million for the three months ended September 30, 2022, from $2.9 million for the three months ended September 30, 2021.

Media & Telecom Gross Profit
M&T gross profit decreased by $0.5 million, or 9%, to $5.2 million for the three months ended September 30, 2022, from $5.7 million for the three months ended September 30, 2021. This decrease was mainly due to a $1.6 million decrease in revenue, offset by a 2 percentage point increase in gross margin to 47% for the three months ended September 30, 2022 from 45% for the three months ended September 30, 2021. The increase in gross margin was attributable primarily to improvement in production costs and higher efficiency of our operations teams leading to lower compensation costs as a percentage of revenue.
M&T subscription gross profit increased by $0.1 million, or 2%, to $5.7 million for the three months ended September 30, 2022, from $5.6 million for the three months ended September 30, 2021.
M&T professional services gross profit decreased by $0.6 million, or 745%, to a gross loss of $0.5 million for the three months ended September 30, 2022, from a gross profit of $0.1 million for the three months ended September 30, 2021.

Operating Expenses
Research and Development expenses

	Three Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$10,595	$9,850	$745	8%
Subcontractors and consultants	1,290	1,050	240	23%
IT related	1,238	920	318	35%
Other	768	543	225	41%
Total research and development expenses	$13,891	$12,363	$1,528	12%

Research and development expenses increased by $1.5 million, or 12%, to $13.9 million for the three months ended September 30, 2022, from $12.4 million for the three months ended September 30, 2021. The increase was primarily due to a $0.7 million increase in compensation expenses, which was mainly related to increased stock-based compensation expenses, a $0.3 million increase in IT related expenses and a $0.2 million increase in subcontractors and consultants expense.
Sales and Marketing expenses

	Three Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$12,517	$9,210	$3,307	36%
Marketing expenses	1,344	1,155	189	16%
Travel and entertainment	366	88	278	316%
Other	813	804	9	1%
Total sales and marketing expenses	$15,040	$11,257	$3,783	34%

Sales and marketing expenses increased by $3.8 million, or 34%, to $15.0 million for the three months ended September 30, 2022, from $11.3 million for the three months ended September 30, 2021. The increase was primarily due to a $2.7 million increase in compensation related to higher headcount, a $0.6 million increase in amortization of deferred commission expenses driven by higher accumulated bookings, a $0.3 million increase in travel expenses and a $0.2 million increase related to additional marketing expenses.

General and Administrative expenses

		Three Months Ended September 30,		Period-over-Period Change
		2022	2021	Dollar	Percentage
		(in thousands, except percentages)
Employee compensation		$7,757	$7,096	$661	9%
Professional fees and insurance		1,488	1,265	223	18%
Subcontractors and consultants		362	312	50	16%
Travel and entertainment		102	21	81	386%
Gain on sale of property and equipment	0	—	(757)	757	*
Other		1,703	2,133	(430)	-20%
Total general and administrative expenses		$11,412	$10,070	$1,342	13%

General and administrative expenses increased by $1.3 million, or 13%, to $11.4 million for the three months ended September 30, 2022, from $10.1 million for the three months ended September 30, 2021. The increase was primarily due to a $0.7 million increase in compensation related to higher headcount and increased stock-based compensation expenses and a one-time gain of $0.8 million recorded in the three months ended September 30, 2021 related to sale of data center equipment in connection with our transition to a public cloud infrastructure. This increase was partially offset by a decrease of $0.4 million in other expenses, mainly due to one-time expenses incurred in the three months ended September 30, 2021 relating to our IPO.
Restructuring
Restructuring expenses were $0.9 million for the three months ended September 30, 2022, due to the 2022 Restructuring Plan being implemented in the third quarter of 2022 and primarily consisting of employee severance and related costs.
See Note 18 to our condensed consolidated financial statements for additional details regarding the 2022 Restructuring Plan.
Financial Expenses, net
Financial expenses, net decreased by $14.8 million, or 83%, to $3.0 million for the three months ended September 30, 2022, from $17.8 million for the three months ended September 30, 2021. The decrease was primarily due to a $16.8 million remeasurement of warrants to fair value recorded in the three months ended September 30, 2021 and $0.3 million interest income associated with our investments, partially offset by a $2.4 million increase in loss associated with exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $0.1 million, or 6%, to $1.6 million for the three months ended September 30, 2022, from $1.5 million for the three months ended September 30, 2021, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Comparison of the nine months ended September 30, 2022 and 2021

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)

Enterprise, Education & Technology revenue:
Subscription revenue	$84,558	$79,120	$5,438	7%
Professional services revenue	5,628	8,846	(3,218)	(36)%
Total Enterprise, Education & Technology revenue	90,186	87,966	2,220	3%

Enterprise, Education & Technology gross profit:
Subscription gross profit	65,473	61,167	4,306	7%
Professional services gross profit (loss)	(2,788)	890	(3,678)	(413)%
Total Enterprise, Education & Technology gross profit	$62,685	$62,057	$628	1%

Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $2.2 million, or 3%, to $90.2 million for the nine months ended September 30, 2022, from $88.0 million for the nine months ended September 30, 2021. The increase is mainly attributable to a $3.4 million increase in revenue from new customers partially offset by a $1.1 million decrease in revenue from existing customers. Revenue in the nine months ended September 30, 2022 was impacted by $1.2 million decrease from currency exchange impact that occurred during the nine-month period.
EE&T subscription revenue increased by $5.4 million, or 7%, to $84.6 million for the nine months ended September 30, 2022, from $79.1 million for the nine months ended September 30, 2021.
EE&T professional services revenue decreased by $3.2 million, or 36%, to $5.6 million for the nine months ended September 30, 2022 from $8.8 million for the nine months ended September 30, 2021. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $0.6 million, or 1%, to $62.7 million for the nine months ended September 30, 2022, from $62.1 million for the nine months ended September 30, 2021. This increase was mainly due to a $2.2 million increase in revenue, partially offset by a $1.3 million increase in production costs.
EE&T subscription gross profit increased by $4.3 million, or 7%, to $65.5 million for the nine months ended September 30, 2022, from $61.2 million for the nine months ended September 30, 2021. This increase was mainly due to a $5.4 million increase in revenue, partially offset by a $1.3 million increase in production costs.
EE&T professional services gross profit decreased by $3.7 million, or 413%, to a gross loss of $2.8 million for the nine months ended September 30, 2022, from a gross profit of $0.9 million for the nine months ended September 30, 2021. This decrease was mainly due to a decrease in professional services revenue from our Virtual Events.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)

Media & Telecom revenue:
Subscription revenue	$28,346	$27,363	$983	4%
Professional services revenue	6,213	6,971	(758)	(11)%
Total Media & Telecom revenue	$34,559	$34,334	$225	1%

Media & Telecom gross profit:
Subscription gross profit	$18,239	$15,793	$2,446	15%
Professional services gross loss	(1,590)	(1,921)	331	17%
Total Media & Telecom gross profit	$16,649	$13,872	$2,777	20%

Media & Telecom Revenue
M&T revenue increased by $0.2 million, or 1%, to $34.6 million for the nine months ended September 30, 2022, from $34.3 million for the nine months ended September 30, 2021. The increase is mainly attributable to a $2.9 million increase in revenue from new customers, partially offset by a $2.7 million decrease in revenue from existing customers. The revenue during the nine months ended September 30, 2022 was impacted from $1.8 million currency headwinds that occurred during the 2022 period.
M&T subscription revenue increased by $1.0 million, or 4%, to $28.3 million for the nine months ended September 30, 2022, from $27.4 million for the nine months ended September 30, 2021. The increase was mainly due to an increase of $0.9 million in revenue from new customers and an increase of $1.6 million in revenue from existing customers, offset by a $1.5 million reduction due to currency headwinds.
M&T professional services revenue decreased by $0.8 million, or 11%, to $6.2 million for the nine months ended September 30, 2022, from $7.0 million for the nine months ended September 30, 2021. The decrease was mainly due to a reduction of $2.3 million in revenue from existing customers and $0.3 million reduction due to currency headwinds, offset by an increase of $1.9 million in revenue from new customers.

Media & Telecom Gross Profit
M&T gross profit increased by $2.8 million, or 20%, to $16.6 million for the nine months ended September 30, 2022, from $13.9 million for the nine months ended September 30, 2021. This increase was mainly due to a $2 million decrease in compensation, $0.6 million decrease in production costs and $0.2 million increase in revenue, all of which led to an increase in gross margin to 48% for the nine months ended September 30, 2022 from 40% for the nine months ended September 30, 2021.
M&T subscription gross profit increased by $2.4 million, or 15%, to $18.2 million for the nine months ended September 30, 2022, from $15.8 million for the nine months ended September 30, 2021.
M&T professional services gross loss decreased by $0.3 million, or 17%, to $1.6 million for the nine months ended September 30, 2022, from $1.9 million for the nine months ended September 30, 2021.

Operating Expenses
Research and Development expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)

Employee compensation	$33,236	$28,409	$4,827	17%
Subcontractors and consultants	3,805	2,842	963	34%
IT related	3,913	2,303	1,610	70%
Other	2,251	1,496	755	50%
Total research and development expenses	$43,205	$35,050	$8,155	23%
Research and development expenses increased by $8.2 million, or 23%, to $43.2 million for the nine months ended September 30, 2022, from $35.1 million for the nine months ended September 30, 2021. The increase was primarily due to a $4.8 million increase in compensation expenses, which was mainly related to higher headcount and increased stock-based compensation expenses, and a $1.6 million increase in IT related expenses.
Sales and Marketing expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)

Employee compensation & commission	$37,783	$26,763	$11,020	41%
Marketing expenses	4,113	2,661	1,452	55%
Travel and entertainment	718	110	608	553%
Other	3,458	2,408	1,050	44%
Total sales and marketing expenses	$46,072	$31,942	$14,130	44%
Sales and marketing expenses increased by $14.1 million, or 44%, to $46.1 million for the nine months ended September 30, 2022, from $31.9 million for the nine months ended September 30, 2021. The increase was primarily due to a $9.2 million increase in compensation related to higher headcount, a $1.8 million increase in amortization of deferred commission expenses driven by higher accumulated bookings, and a $1.5 million increase related to additional marketing expenses.

General and Administrative expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)

Employee compensation	$23,628	$20,832	$2,796	13%
Professional fees and insurance	4,777	2,430	2,347	97%
Subcontractors and consultants	932	737	195	26%
Travel and entertainment	303	73	230	315%
Gain on sale of property and equipment	—	(757)	757	*
Other	4,548	3,385	1,163	34%
Total general and administrative expenses	$34,188	$27,457	$6,731	25%
General and administrative expenses increased by $6.7 million, or 25%, to $34.2 million for the nine months ended September 30, 2022, from $27.5 million for the nine months ended September 30, 2021. The increase was primarily due to a $2.8 million increase in compensation related to higher headcount and increased stock-based compensation expenses and a $2.3 million increase in professional fees and insurance to support our operation as a public company.
Restructuring
Restructuring expenses were $0.9 million for the nine months ended September 30, 2022 due to the 2022 Restructuring Plan being implemented in the third quarter of 2022 and primarily consisting of employee severance and related costs.
Other Operating Expenses
Other operating expenses were $1.7 million during the nine months ended September 30, 2021, and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the nine months ended September 30, 2022.
Financial Expenses, net
Financial expenses, net decreased by $15.5 million, or 84%, to $2.9 million for the nine months ended September 30, 2022, from $18.4 million for the nine months ended September 30, 2021. The decrease was primarily due to a $15.0 million remeasurement of warrants to fair value recorded in the nine months ended September 30, 2021, $0.5 million interest income, and $0.6 million lower interest expenses due to repayment of our Revolving Credit Facility during the fourth quarter of 2021, partially offset by a $0.8 million loss associated with exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $1.0 million, or 21%, to $5.8 million for the nine months ended September 30, 2022, from $4.7 million for the nine months ended September 30, 2021, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of September 30, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.
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
If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread pandemic related to COVID-19 and its variants, the conflict between Russia and Ukaraine and rising inflation and interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of September 30, 2022.

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
In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of September 30, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)

Net cash used in operating activities	$(40,982)	$(11,370)
Net cash used in investing activities	(49,204)	(3,770)
Net cash provided by (used in) financing activities	(65)	166,933
Net increase (decrease) in cash, cash equivalents, and restricted cash	(90,251)	151,793
Cash, cash equivalents, and restricted cash at beginning of period	144,371	28,355
Cash, cash equivalents and restricted cash at end of period	$54,120	$180,148
Operating Activities
Net cash flows used in operating activities increased by $29.6 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Net cash used in operating activities of $41.0 million for nine months ended September 30, 2022, was primarily due to $53.7 million incremental net loss, adjusted for non-cash charges of $27.5 million, and net cash outflows of $15.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.9 million, stock-based compensation expenses of $17.8 million and amortization of deferred contract acquisitions and fulfillment costs of $7.9 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase of trade receivables of $5.8 million, increase of deferred contract acquisition and fulfillment cost of $8.7 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $5.8 million and an increase of $0.7 million in prepaid expenses and other current assets and other assets, noncurrent, partially offset by an increase in deferred revenue of $6.1 million.

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
Investing Activities
Net cash flows used in investing activities increased by $45.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Net cash used in investing activities of $49.2 million for the nine months ended September 30, 2022 was related to $4.6 million of capitalized internal use software, investment in available-for-sale marketable securities of $47.4 million, investment in bank deposit of $1.9 million and $1.0 million of capital expenditure, partially offset by sales and maturities of available-for-sale marketable securities of $5.7 million.
Net cash used in investing activities of $3.8 million for the nine months ended September 30, 2021 was related to $2.8 million of internal use software expenses, $1.6 million in capital expenditures, and $0.1 million in purchases of intangible assets, partially offset by proceeds of $0.7 million from the sale of property and equipment.
Financing Activities
Net cash flows used in financing activities increased by $167.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Net cash used in financing activities of $0.1 million for the nine months ended September 30, 2022 was primarily due to repayment of long-term loans of $2.3 million, repayment of finance lease liabilities of $0.1 million, and payment of debt issuance costs of $0.1 million, offset by $2.4 million due to proceeds from the exercise of stock options.
Net cash provided by financing activities of $166.9 million for the nine months ended September 30, 2021, was primarily due to proceeds from our IPO, net of underwriter discounts and commissions of $160.4 million, proceeds from long term loans of $42.0 million, and $0.7 million of proceeds from the exercise of options by employees, offset by $29.1 million of loan repayments, deferred offering costs of $4.1 million, a $1.6 million payment associated with the conversion of Series F redeemable convertible preferred stock, and principal payments of finance lease liabilities of $1.3 million.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2022 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2021 10-K other than the operating lease agreement we entered into in April 2022 for an office space in Israel. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the anticipated impact of COVID-19 and macroeconomic uncertainty, including due to the Russia-Ukraine conflict, rising interest rates and inflation. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2021 10-K. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2022.

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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the nine months ended September 30, 2022, of $2.3 million due to NIS (after considering cash-flow hedges) and $2.8 million due to Euros.
Interest Rate Risk
As of September 30, 2022, we had outstanding floating rate debt obligations of $37.2 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the nine months ended September 30, 2022

.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.
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

Remediation Activities
Management has been actively engaged in remediating the above-described material weakness since March 2021. During the third quarter of 2022, we continued to evaluate and improve our controls over the estimation of fair value in connection with stock-based compensation. The remediation measures we have implemented include hiring additional dedicated and experienced technical resources to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. We also conducted an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses. The re-measurement of liabilities in connection with warrants to purchase our preferred and common stock was not relevant to our financial reporting during the third quarter of 2022.
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

Changes in internal control over financial reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KALTURA, INC.

Date: November 10, 2022	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)