Form 10-K
period 2022-12-31
KALTURA INC
filed 2023-02-24
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40644
Kaltura, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
860 Broadway 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 290-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	N/A	(1)
(1) Attached to the Common Stock

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $218.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 18, 2023 was 134,826,086.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or terminology. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, projections of demand, growth prospects, product development, competitive pressure, cost savings, stock-based compensation, revenue recognition, business strategy, plans and market growth, the economic climate and its impact on us, and other financial and market matters.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

INDUSTRY AND MARKET DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources, and management estimates. Certain of these publications, studies and reports were published before the COVID-19 pandemic and before the resulting effects on the global economy in general and video solutions market in particular, and the current worsening economic climate, and therefore do not reflect any impact of the COVID-19 pandemic or the effects of the worsening economic climate on any specific market or globally. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our familiarity or knowledge of such industry and markets, which we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information and such data may include forward looking statements, projections, predictions, estimations and assessments within the meaning referenced above by these third-party sources. In addition, projections, assumptions, and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A. “Risk Factors” and the section titled “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.
In particular, certain information identified in this Annual Report on Form 10-K is contained in the following independent industry publications or reports by Forrester Research, Inc. (“Forrester”) and Gartner, Inc. (“Gartner”)(1):
•Gartner, Market Guide for Enterprise Video Content Management, September 2020.
•Gartner, Magic Quadrant™ for Enterprise Video Content Management, September 2013, October 2014, November 2015, November 2016 and November 2018.
•Gartner, Critical Capabilities for Enterprise Video Content Management, March 2019.
•Gartner, Magic Quadrant for Meeting Solutions, October 2020.
•Gartner, Magic Quadrant for Meeting Solutions, October 2021.
•Gartner, Critical Capabilities for Meeting Solutions, October 2021.
•Gartner, Market Guide for Event Technology Platforms, May 2022.
•Gartner, Market Guide for Meeting Solutions, October 2022.
•Gartner Peer Insights: Enterprise Video Content Management, Enterprise Video Content Management, https://www.gartner.com/reviews/market/enterprise-video-content-management/vendor/kaltura/product/kaltura-video-platform; Meeting Solutions, https://www.gartner.com/reviews/market/meeting-solutions/vendor/kaltura/product/kaltura-video-communications-and-collaboration-suite.
•Forrester, The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
•Forrester, The B2B Event Management Technology Landscape, Q4 2022.
(1)    Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition.
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

Gartner® and Peer Insights™ are trademarks of Gartner, Inc. and/or its affiliates. All rights reserved.
Gartner Peer Insights content consists of the opinions of individual end users based on their own experiences, and should not be construed as statements of fact, nor do they represent the views of Gartner or its affiliates. Gartner does not endorse any vendor, product or service depicted in this content nor makes any warranties, expressed or implied, with respect to this content, about its accuracy or completeness, including any warranties of merchantability or fitness for a particular purpose.
The Gartner content described herein, (the "Gartner Content") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in, or taking other decisions with respect to, our common stock. The principal risks and uncertainties affecting our business include the following:
•The worsening economic climate has resulted in, among other things, slowdown of business activities and decline in spending and procurement by customers, increased price-driven competition, including through initiation of bid processes and longer sale cycles, and other adverse effects. If we are unable to successfully assess or mitigate the direct and indirect impact of the worsening economic climate on our business and operations, or the duration and depth of the current instability of the global economy, or if we are unable to retain our existing customer base or to obtain new customers at reasonable prices, our business, financial condition, results of operations and prospects would be adversely affected;
•Our business and operations have experienced high volatility, including rapid growth partially attributed to the effects of the COVID-19 pandemic and thereafter a decline as such effects have subsided and the global economic climate has worsened. If we do not appropriately adapt to these or any future changes, including through improvement of our systems, processes, controls and efficiency, or if we are unable to successfully implement our Reorganization Plans (as defined below), our business, financial condition, results of operations and prospects would be adversely affected;
•Our dependency on existing customer demand and exposure to changes in demand by our customers, loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, including as a result from reasons not under our control, makes it difficult to evaluate our current business and future prospects and may increase the risk that our business, financial condition, results of operations and growth prospects would be adversely affected;
•We have a history of losses and may not be able to achieve or maintain profitability;
•Our future success depends on the growth and expansion of the markets for our offerings, which are new and evolving and may develop more slowly or differently than we expect, and on our ability to adapt and respond effectively to evolving market conditions;
•If we are not able to keep pace with technological and competitive developments and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected;
•If we do not maintain the interoperability of our offerings across devices, operating systems and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions, our business, financial condition and results of operations may be adversely affected;
•Part of our Application Programming Interfaces (APIs) and other components in our offerings are licensed to the public under an open-source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights;
•The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do or can provide a bundled offering and solutions that might be more attractive to our customers enabling them to better compete with us. If we do not compete successfully, our business, financial condition and results of operations could be harmed;
•If we are unable to increase sales of our subscriptions to new customers, expand the offerings to which our existing customers subscribe or the value of their subscriptions, or have them renew their subscriptions in terms that are economically beneficial to us, our future revenue and results of operations would be adversely affected;
•Political, economic, and military conditions in Israel, Ukraine, Russia and other countries following the Russian invasion to Ukraine, or conditions in other regions at which we operate, could materially and adversely affect our business;
•Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements;

•We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations;
•Increased breaches of network or information technology security along with an increase in cyber-attack activities, increases the risk that we shall be subject to cybersecurity threats that could have an adverse effect on our business;
•Data privacy and data protection laws are rapidly evolving and present increasing compliance challenges. Additionally, if we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities;
•We typically provide service-level commitments and offer customer support under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, face contract termination with refunds of prepaid amounts, be charged penalties, or could experience a decrease in customer renewals in future periods, any of which would lower our revenue and adversely affect our business, financial condition and results of operations;
•We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support;
•We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business;
•Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could adversely affect our business;
•The failure to effectively develop and expand our marketing and sales capabilities or to maintain or expand our international business, could harm our ability to increase our customer base and achieve broader market acceptance of our offerings;
•The sales prices of our offerings may change, which may reduce our revenue and gross profit and adversely affect our financial results;
•We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations;
•Our international operations and expansion expose us to risk;
•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks;
•If we are unable to consummate acquisitions at acceptable rate or prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks;
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
•Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business; and
•Changes in laws and regulations related to the internet, changes in the internet infrastructure itself, or increases in the cost of internet connectivity and access may diminish the demand for our offerings and could harm our business.

PART I

Item 1. Business.
Overview
Our mission is to power any video experience, for any organization.
Video is everywhere. It has become a driving force for online interactions and engagement, and has revolutionized how we communicate, work, learn, and entertain. For businesses, video sits at the heart of digital transformation, with organizations increasingly embracing video solutions to better engage with customers and employees. The COVID-19 pandemic accelerated the use and adoption of video, while creating a long-lasting remote operation culture across all sectors.
Kaltura's Video Experience Cloud includes products that power virtual and hybrid events, webinars, online learning, and video portals for companies across all industries. Our platform also includes industry-specific video solutions, currently for the Education and Media and Telecom industries. For developers, it includes an extensive array of Application Programming Interfaces (APIs) and developer tools that enable them to build other video workflows, products, and industry solutions.
Kaltura has long been recognized by top industry analysts as a leader in the Enterprise Video Content Management market, which includes experiences that are based on video-on-demand and live broadcast/streaming. In 2020 we expanded our offerings to power experiences that harness two-way real-time-communication (RTC) with the launch of our new products for virtual and hybrid events, webinars and online learning.
Our Video Experience Cloud is used by leading brands, reaching millions of users, at home, at school and at work. Organizations from a wide range of industries, including financial services, technology, professional services, healthcare, pharma, education, public sector and media and telecommunications, trust Kaltura to power their video experiences for marketing, events, communication, collaboration, sales, customer care, training and learning, and entertainment experiences.
Before the COVID-19 pandemic, Kaltura demonstrated a track record of double digit revenue growth while having positive adjusted EBITDA. In the last three years, we experienced COVID-19 driven tailwinds followed by a correction after the effects of the COVID-19 pandemic subsided and recession headwinds, that led to an increase and then a decrease in year-on-year revenue growth.
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2023 Reorganization Plan on an annualized basis is expected to be approximately $16 million. The 2023 Reorganization Plan is focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. The 2023 Reorganization Plan's main objectives are to position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and return path to profitability. The 2023 Reorganization Plan is expected to be substantially completed in the first half of 2023. See Note 18, Restructuring Activities, for further information.
We foresee great potential and growth opportunities for video experiences, and we believe Kaltura is well positioned with our robust offering and strong customer base in this growing market. We intend to continue to innovate and invest in our products to maintain and improve our market position.
Key Trends In Our Favor
The nature of video consumption has transformed in recent years. Several major trends have played a role in this evolution:

•Shift to Remote Work and Education: The world is settling into a "new normal" that includes remote and hybrid work and learning practices that rely heavily on video, and that require complex, integrated video workflows and analytics, to create comprehensive digital experiences at scale.
•Events are No Longer just In-Person: Marketers and event organizers embrace virtual experiences as part of their engagement strategy. The core of these experiences is video.
•Consumerization of Enterprise Technology: Employees and other audiences and users in today’s businesses expect consumer-like experiences. This has accelerated the use of video for both internal and external use cases.
•Rise of Over-The-Top (OTT) Video: Television is increasingly delivered as an internet-based service. OTT video technology has enabled content providers to bypass the traditional distribution value chain and reach consumers directly. It also enables any organization, and even person, to easily produce and distribute video content.
•Universal Access to Broadband and Smartphones: With the widespread availability of affordable high speed internet, and with billions of people around the world using smartphones, it has never been easier to access video content.

Challenges That Organizations Who Want to Use Video Currently Face
Video has become a primary means for organizations of all industries to enrich sales and marketing activities, host events, communicate and collaborate, support customers and offer learning and training. However, taking full advantage of the transformational potential of video in an organization is not a trivial endeavor, and end users, content managers and business leaders must overcome significant pitfalls and challenges:
•Not integrating video into existing processes, tools and systems. Video is a data type, just like text, not a stand-alone application. It should therefore be tightly integrated and utilized within existing workflows and applications, rather than just be used separately as complementary standalone experiences. Most video solutions are, however, stand-alone experiences that are not tightly integrated into existing workflows, and we believe most organizations are still far from exploring the full transformational potential of video as an in integral part of their business activities.
•Dealing with a large number of single purpose and often redundant video applications. Many organizations are working with multiple video vendors who offer point solutions for seemingly separable use cases. This also often includes utilizing different providers for on-demand, live, and real-time video, instead of meshing these experiences together. These organizations may suffer from limited functionality, a lack of cohesiveness and inconsistent user experience, disjointed workflows, content silos, and fragmented analytics that lack a holistic view of user behavior. All of this reduces usability and user engagement, adds unnecessary complexities and costs, and lowers return-on-investment.
•Still offering mostly non-personalized lean-back viewing experiences. Currently, most common systems still offer unified passive viewing experiences that are not personalized for individual users' needs and do not encourage them to interact with the content or contribute their own. This greatly limits engagement and reduces return-on-investment.
•Being vulnerable to mission-critical risks and liabilities. Video is a demanding data type and solutions that were not designed from the ground up to support the specific needs of video capture, preparation and distribution nor to run in scalable public clouds have difficulties offering the availability and service level that many companies require. Security and data protections are also lacking in many video applications, as providers have not invested in the technical implementations and compliance mechanisms needed by enterprises that use video at scale for mission-critical use cases.
How Kaltura Addresses Organizations' Video Challenges
Customers trust Kaltura to power their video experiences for the following main reasons:

•Advanced Video Content Management: We offer a powerful and feature rich content processing, management and distribution system. Hundreds of open APIs allow developers unparalleled flexibility to build fully custom use cases and deeply, yet easily, integrate video functionality into their existing workflows and applications. Over one hundred ecosystem partners are already pre-integrated to Kaltura.
•A Single Platform for All Video Experiences: Our Platform seamlessly combines real-time, live and on-demand video and manages all content from one place, across experiences and platforms. This avoids content silos and unnecessary complexities and costs, and enables vendor-consolidation, economies-of-scale, and an increased return-on-investment. Unified in-depth analytics across products and use-cases provides a holistic view of video usage and user journeys and helps boost engagement.
•Heightened Engagement, Interactivity, and Personalization: We offer applications, sites and management consoles that are fully branded, engaging, interactive, personalized, and easy to use, and that include powerful features for both end-user and service managers.
•Built for Enterprise: Our platform is built from the ground-up as a mission-critical platform for large enterprises, offering high availability, scalability, accessibility, security and data protection.
Market Recognition of Kaltura
In 2022, we were recognized as a Representative Vendor in the 2022 Gartner Market Guide for Event Technology Platforms, and the 2022 Gartner Market Guide for Meeting Solutions. In 2021, we were recognized as a Visionary in the 2021 Gartner® Magic Quadrant™ for Meeting Solutions, and we ranked 4th in the ‘External Presentation’ (4.44/5) Use Case, and 5th in the ‘Learning and Training’ (4.32/5), and ‘Webinar’ (4.16/5) Use Cases in the Gartner 2021 Critical Capabilities for Meeting Solutions Report.(1) We were also recognized as a Representative Vendor in the 2020 Gartner Market Guide for Enterprise Video Content Management.(1) We have been included in Gartner research reports on this since 2013, where we were listed as a Leader for 5 consecutive times in the Magic Quadrant for Enterprise Video Content Management report and ranked highest in all Use Cases in the last-published Critical Capabilities for Enterprise Video Content Management report.(1) Gartner discontinued publication of this Magic Quadrant for Enterprise Video Content Management report in 2018 and of the correlating Critical Capabilities report in 2019.
We have also received customer recognition. As of January 30, 2023, we ranked 4.5/5 out of 61 reviews for Meeting Solutions and 4.6/5 out of 27 reviews for Enterprise Video Content Management by customers on Gartner® Peer InsightsTM.
In November 2022, we were recognized as a Notable Vendor in The Forrester B2B Event Management Technology Landscape, Q4 2022. In March 2021, we were also cited as a Strong Performer in The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
The Gartner content described herein, (the "Gartner Content") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.
(1)    Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition.
Customers
As of December 31, 2022, we served over 1,000 customers, including several of the world’s leading brands across multiple industries, including financial services, high technology, healthcare, education, public sector, media and telecommunications. We serve 30 of the U.S. Fortune 100, and more than 50% of the top U.S. research universities (R1 Research Institutions). Additionally, our solutions power 27 major global TV initiatives. Most of our top customers leverage several Kaltura products for a range of use cases across their organization.

Our customers are global, spanning 51 countries, and during the year ended December 31, 2022, our technology reached end users in over 200 countries. For the year ended December 31, 2022, approximately 38% of our revenue was generated from customers in the Americas, 34% from customers in EMEA and 7% from customers in APAC. We have sold our products to customers of all sizes, selling to large global enterprises as well as more recently to small and medium enterprises ("SMEs").
As of December 31, 2022, our customer base included 303 customers with annualized recurring revenue ("ARR") greater than $100,000 and 21 customers with ARR greater than $1.0 million, compared to December 31, 2019, when we had 209 customers with over $100,000 ARR and 6 customers with over $1.0 million ARR.
Growth Strategies
We intend to drive growth by executing on the following key strategies:
•Grow Our Existing Customers: Most of our customers use multiple Kaltura products, and many do so across multiple use-cases. We plan to sell more to our existing customers by providing them more products (existing and new) and addressing additional use cases. We also expect to see an increase in their usage of our products, by way of more video creation and consumption and more end-users. For the years ended December 31, 2022 and 2021, our Net Dollar Retention Rate (as defined below in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations") was 100% and 118%, respectively.
•Secure New Customers Within our Current Markets: Kaltura is already trusted by top large enterprises, leading education institutions, and prominent Media & Telecom companies. We have a significant opportunity to expand our presence in these markets, especially with Global 2000 companies. We have a well-tuned sales and marketing operation, which we expect will drive both geographic and vertical expansion.
•Expand our Product Offering for our Existing Markets: Our flexible and extendable platform facilitates a continuous expansion of our product portfolio to include more enterprise video products, and additional industry-solutions for the Education and Media & Telecom markets. For example, since 2020, we have introduced Webinars, Online Learning, and Hybrid and Virtual Events products, and a set of new Cloud TV applications for viewers using TVs, PCs, tablets, and mobile devices.
•Expand into New Markets: We are expanding down market from large enterprises to also power SMEs through making our products more self-operated, and advancing our inside-sales and self-serve marketing, sales, and operations practices. We also plan to expand in the future into new markets by introducing new industry solutions, for example for the financial services and healthcare markets.
•Accelerate through Partnerships and M&A: We plan to increase the breadth of partnerships with our technology partners, further allowing us to provide the most comprehensive video solutions to our customers. Additionally, we intend to continue to explore potential M&A transactions that could enhance our capabilities, increase our market share in markets we already operate in, or open up new markets.

Products
Kaltura's Video Experience Cloud includes products that power virtual and hybrid events, webinars, online learning, and video portals for companies across all industries. It also includes industry-specific video solutions, currently for the Education and Media and Telecom industries. For developers, it includes an extensive array of APIs and developer tools that enable them to build other video workflows, products, and industry solutions.
Products for Any Enterprise
Advanced video products that utilize on-demand, live, and real-time video to boost training, marketing, virtual and hybrid events, communication, collaboration, sales, and customer care.
•Video Portal: Enterprise video portal that enables the creation and management of content across the organization, its partners and customers. Video Portals provide a rich media experience that drives engagement and interaction.
•Virtual and Hybrid Events: Comprehensive event platform to create, manage and track every event of any size, internal or external, from smaller group gatherings, through larger town halls, to very large flagship conferences.
•Webinars: Creation, management, and analytics for webinars, with automatically created branded mini-sites, driving interaction and engagement from registration to video-on-demand (VOD).
•Online Learning: Self-paced on-demand learning with playlists, quizzes, and video paths and real-time group online learning with virtual classrooms that leverage analytics and interactive tools built for learning.
Education Solutions
Advanced video solutions that boost in-class and remote teaching and learning, and boost student engagement, interactivity, and performance.
•Learning-Management-System (LMS) Video: Video galleries, video creation and virtual classrooms, seamlessly integrated into the LMS
•Lecture Capture: Scheduling, recording, and monitoring of any size lecture hall including live broadcast
Media & Telecom Solutions
Platforms for TV service providers and media companies to manage and distribute premium television content across devices, and boost reach, engagement, and monetization.

▪Cloud TV: Modular and scalable solution for building multinational streaming services that aggregate VOD, live, and linear content on any device
▪Streaming Platform: Turn-key solution enabling launching, operating, and managing direct-to-consumer streaming service with low entry and operational costs
API & Developer Tools:

Tools for developers to create their own video workflows, products, and industry solutions. These tools also power Kaltura's products and industry solutions.
•Media Services: Hundreds of media services APIs for live, on-demand and real time video, offering ingestion, transcoding, enrichment, management, distribution, engagement, monetization, and deep view analytics amongst many other capabilities.
•Experience Components: Complete experiences ready to be embedded in any application. This includes our video player, video editor, video capture tool, chat and networking widgets and our software development kits (SDKs) for mobile applications and smart TVs.
Technology
Our business has been driven by constant innovation, anticipating trends ahead of other participants in the market. We believe we are one of the first organizations to recognize the importance and mission-critical nature of video experiences. Our ability to be a leader in our target markets and rapidly introduce new applications depends on the constant expansion of our APIs, and the development of new products and industry solutions that rely on them.
Our unique technology enables very large scale interactive video applications at a high level of reliability, performance, scale and security. Our cloud platform was specifically designed to address the entire lifecycle of media (including video on demand, live video and real-time video, as well as images and audio files), how users interact with media online and the business models that support content monetization.
Our technology and platform are infrastructure agnostic, allowing us to also offer managed, hybrid, private and air-gapped deployment options. While the great majority of our customers are hosted on our public Software-as-a-Service ("SaaS") offering, some customers are hosted on separate and dedicated private cloud environments that are also managed by us.
Partner Ecosystem
We have built an ecosystem consisting of over 120 partners that have integrated with our solutions, and extend our products and platform capabilities with creation, AI, transcripts, and delivery capabilities. We make our partners’ solutions available to our customers through our marketplace, complete with a variety of plugins and out-of-the-box integrations with our platform. This ecosystem further simplifies our customers’ workflows, enabling them to weave video capabilities into non-video workflows and discover new technologies to further enhance their own offerings, ultimately increasing their satisfaction and stickiness with our platform. We also maintain relationships with cloud partners, most notably Amazon Web Services (“AWS”) and Oracle.
Competition
We believe our Products, Industry Solutions and API & Developer Tools position us well to compete with other video solution providers. Our key competitors vary based on market and industry.
•Our main competitors for Video Portals are Microsoft and Vimeo
•Our main competitors for Virtual & Hybrid Events and Webinars are Zoom, On24, Cvent and Notified
•Our main competitors for Online Learning and Education are Zoom and Microsoft
•Our main competitors for Media and Telecom Solutions are Mediakind and Synamedia

•Our main competitors for API & Developer Tools are the media services offered by AWS and Microsoft
We believe the principal competitive factors in our markets include, but are not limited to:
•breadth and scale of products, industry solutions, and APIs and developer tools;
•ability to provide a cross-organization video platform with multiple interoperable video solutions;
•ability to support converging experiences across live, real time, and on-demand video;
•flexibility to build and support custom workflows using video technology;
•ease of customization and integration with other products;
•quality of service and customer satisfaction;
•flexibility of deployment options;
•ability to innovate quickly;
•ability to provide engaging, interactive, and personalized experiences;
•data capabilities, including advanced analytics and AI;
•enterprise-grade reliability, security, and scalability;
•cost of implementation and ongoing use;
•brand recognition; and
•corporate culture.
Sales & Marketing
We sell our video portal, virtual and hybrid events, webinars, and online learning products to any organization, including companies in any industry, governments and non-profits. These products are typically bought by CTOs, CIOs, and heads of Learning and Development when used for internal events, communication and collaboration, training and learning. CMOs are typically the buyers for marketing and external events.
We also sell specialized video industry solutions. Currently we have offerings for the Education and Media & Telecom markets. In Media and Telecom the buyers are typically the CTO or CEO. In Education the buyers are typically the CTOs or CIOs of educational institutions or of education-technology companies.
We sell our APIs and Developer Tools to all of these markets, either along with products and industry solutions, or separately from them. Buyers are typically the CTOs.
Our sales organization is primarily comprised of direct sales and account teams that focus mainly on acquisition, retention, and growth of large customers, including Fortune Global 2000 organizations.
We apply different sales approaches to the different segments we target:
•Sales & Accounts: We use high-touch "Outside-Sales" methodologies to target Global 2000 companies with our Enterprise products, TV operators and media companies with our Media and Telecom industry solutions and universities, K-12 institutions and Ed-Tech companies with our Education industry solutions.
•Commercial Sales: We use high velocity "Inside-Sales" methodologies to sell our low touch enterprise products to mid-market accounts.
•Self-Serve / Digital Acquisition: We use digital acquisition sales methodologies to target small businesses with our no-touch offers.

•Business Development: We establish strategic partnerships with the world's top tech firms, integrators and value-add resellers, to cater to their advanced needs and to establish co-sell, re-sell and OEM relationships.
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
As of December 31, 2022, we owned nine issued U.S. patents and eleven non-U.S. patents and patent applications. The issued U.S. patents are expected to expire between 2028 and 2035.
We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in the United States and in some other jurisdictions. As of December 31, 2022, we owned five registered trademarks in the United States and three registered trademarks in foreign jurisdictions, including the European Union and Brazil, that we consider material to the marketing of our products, including the “Kaltura” name and logo.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services with the same functionality as our platform. Policing unauthorized use of our technology is difficult. Our competitors could also independently develop technologies like ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products and services incorporating those technologies. Some competitors and other third parties may pursue offensive patent registration and litigation practices to try to block or monetize our and our customers' use of our technologies. For more information regarding the risks relating to intellectual property, see Part I, Item 1A. “Risk Factors—Risks Related to Information Technology, Intellectual Property and Data Privacy and Security.”
Human Capital Resources
As of December 31, 2022, we had 681 employees operating across 30 countries and 5 continents.
We aim to provide our employees with a competitive salary and benefits that will enable them to achieve a good quality of life and plan for the future, and keep them inspired and motivated to drive innovation and out-of-the-box thinking. In addition to competitive base salaries and cash compensation, we maintain equity incentive plans to attract, retain and reward personnel through share-based compensation awards.

We are committed to ensuring a culture of diversity and equality. Our culture embraces our employees’ differences in age, race, gender and gender identity, sexual orientation and nationality. We are highly committed to our founding values of Openness, Flexibility, and Collaboration.
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
Risks Related to Our Business and Industry
We may not be able to successfully assess or mitigate the worsening economic climate and its direct and indirect impact on our business and operations, including our customers and vendors, or to correctly predict the duration and depth of the current instability of the global economy and take the right or sufficient measures to address it, and as a result our business, financial condition, results of operations and prospects would be adversely affected.
The nature of our activities and our global presence and operations expose us to global and local macro and micro effects, including the effects of global economic trends such as the worsening economic climate, rising inflation, rising interest rates, price increases, economic slowdown, decrease in our customers' spend or available budget that causes decline in demand, up-sales or subscription renewals, and other adverse effects that might have direct or indirect effects on our business and results of operations that are hard to predict, monitor or assess. Such developments have caused and may continue to cause uncertainties and high volatility with respect to our estimated or expected results of operations, may develop differently from our estimations and expectations, and could have an adverse effect on our business, results of operations and financial condition.
In addition, the worsening economic climate has resulted in, among other things, longer sale cycles and increased price driven competition, including through initiation of bid processes, which adversely affects our ability to retain our existing customers and our ability to generate renewals and up-sales. If we are unable to retain our existing customer base or to obtain new customers at reasonable prices, our revenue could be eroded or might even decline, and as a result our business, financial condition, results of operations and prospects will be adversely affected.
Our business and operations have experienced high volatility, including rapid growth partially attributed to the effects of the COVID-19 pandemic and thereafter a decline as such effects have subsided and the global economic climate has worsened. If we do not appropriately adapt to these or any future changes, or if we are unable to successfully implement our Reorganization Plans or improve our systems, processes and controls, our business, financial condition, results of operations and prospects would be adversely affected.
In previous years we experienced rapid growth and increased demand for our offerings, including in response to the COVID-19 pandemic, and such growth has been negatively impacted as the effects of the COVID-19 pandemic have subsided and the global economic climate has worsened. We have taken measures to adapt to the changing economic climate, including through the implementation of our Reorganization Plans. However, there is no assurance that the Reorganization Plans will sufficiently address the existing or potential future decline in the markets in which we operate or that we will be able to timely identify and respond to such declines. Furthermore, the workforce reduction under the Reorganization Plans places a significant strain on our remaining personnel as we have to execute, operate and further develop our products and business with reduced resources. If the reduction in personnel is not properly managed, we may fail to achieve our goals or our customers’ expectations. Additionally, our productivity and the quality of our offerings may be adversely affected if we are unable to retain our key personnel and knowledge centers while implementing our Reorganization Plans.
We may not be able to successfully implement our Reorganization Plans or to adjust our structure and operations successfully, or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to assess, plan, adapt or operate in the intended manner or in a manner that is aligned with the changing economic environment and trends could adversely affect our business, financial condition, results of operations and prospects.
Our dependency on existing customers' demand and exposure to change in demand by our customers, including due to reasons not under our control, makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.

Our total revenue for the years ended December 31, 2022 and 2021 was $168.8 million and $165.0 million, respectively, representing an annual growth rate of 2%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:
•attract new customers and maintain our relationships with, and increase revenue from, our existing customers;
•provide excellent customer and end user experiences;
•maintain the security and reliability of our platform, products and solutions;
•introduce and grow adoption of our offerings in new markets outside the United States;
•hire, integrate, train and retain skilled personnel;
•adequately expand our sales force and distribution channels;
•continually enhance and improve our platform, products and solutions, including the features, integrations and capabilities we offer, and develop or otherwise introduce new products and solutions;
•obtain, maintain, protect and enforce intellectual property protection for our platform and technologies;
•expand into new technologies, industries and use cases;
•expand and maintain our partner ecosystem;
•comply with existing and new applicable laws and regulations, including those related to data privacy and security;
•price our offerings effectively and determine appropriate contract terms;
•determine the most appropriate investments for our limited resources;
•successfully compete against established companies and new market entrants;
•increase awareness of our brand on a global basis; and
•timely and efficiently adapt to changes in customer demand, trends, global and local macro and micro economic conditions, new technologies or offerings by our competitors or other market disruptions.
If we are unable to accomplish any of these objectives, our revenue could be impaired or decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our offerings, a failure by us to capitalize on growth opportunities, the maturation of our business, failure to deliver under our commitments or to satisfy customer expectations, global economic downturns and failure to adapt to such downturns or successfully implement our Reorganization Plans, among others. Additionally, it is difficult to estimate the extent to which our recent growth has benefited from the effects of the COVID-19 pandemic, which increased demand from new and existing customers across all of our offerings beginning in the second quarter of 2020 and contributed to an acceleration in our revenue growth during such times when compared to prior periods. While market demand for our offerings was growing at a robust rate prior to the pandemic, we have since experienced a slowdown as the effects of the COVID-19 pandemic have weakened and as a result of the current worsening economic climate. As a result, it is difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. If our business, operations and financial results decline as a result of any of the factors described above, investors’ perceptions of our business and the market price of our common stock could be adversely affected.
In addition, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries that may prevent us from achieving the objectives outlined above. If we fail to achieve the necessary level of efficiency in our organization, or if we are not able to accurately forecast future growth and other changes that might impact our business, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.
Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. Our top ten customers in the aggregate accounted for approximately 29.2%, 31.0% and 29.4% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2020, Vodafone accounted for approximately 11.6% of our revenue. Although in the years ended December 31, 2022 and 2021, no individual customer accounted for more than 10% out of our total revenue, both Vodafone and Amazon continued to contribute a significant portion of our overall revenue during the period. While the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons. See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.” We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.
We have a history of losses and may not be able to achieve or maintain profitability.
We have incurred losses in each year since our incorporation in 2006, including net losses of $68.5 million, $59.4 million, and $58.8 million in the years ended December 31, 2022, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $391.1 million as of December 31, 2022. We intend to continue to expend substantial financial and other resources on, among other things:
•enhancing inside sales and self-serve offerings and distribution channels, and expanding our customer base;
•extending our product leadership by investing in our API and Developer Tools offerings, in our Products for any Enterprise, and in our specialized solutions for the industry verticals we currently address (Education and Media and Telecom), and continuing to develop new products and expand into additional vertical industries;
•increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions;
•augmenting our current offerings by increasing the breadth of our technology partnerships and exploring potential transactions that may enhance our capabilities or increase the scope of our technology footprint;
•continuing to grow our international operations; and
•general administration, including legal, accounting, and other expenses related to our operation as a public company.
These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, or managing our business and operations more efficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term. This will be particularly true as we acquire new customers for our Media and Telecom specialized industry solutions, which entail significant non-recurring up-front costs as compared to our other offerings.
If our revenue does not increase or if the Reorganization Plans do not sufficiently offset the expected increases in our operating expenses and the effects of the worsening economic climate, we will not achieve profitability in future periods and our net losses may increase. Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our platform, products or solutions, decline in renewals and higher churn rate, increasing competition, or any of the other factors discussed in this Risk Factors section. Any failure to increase our revenue as we grow our business or to manage our expenditures more effectively could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the market price of our common stock to decline.
The markets for our offerings are new and evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving market conditions.
The markets in which we operate are relatively new and rapidly evolving. Accordingly, it is difficult to predict customer adoption, renewals and demand, the entry of new competitive products, the success of existing competitive products, and the future growth rate, expansion, longevity, and size of the markets for our platform, products, and solutions. The expansion of these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with the technologies that we and others in our industry develop. If we or other companies in our industry experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including the demand for our offerings, may be negatively affected. If video products and solutions such as ours do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our offerings might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, we do not know whether recent trends, such as the increased utilization of cloud-based live and real-time video experiences as an alternative to in-person experiences, which accelerated during the COVID-19 pandemic, will continue in the future.
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
Our results of operations, including our revenue, cost of revenue, gross margin, operating expenses, cash flow, and deferred revenue, have fluctuated from quarter to quarter and year to year in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include:
•our ability to attract new customers and increase revenue from our existing customers;
•the loss of existing customers;
•subscription renewals, and the timing and terms of such renewals;
•fluctuations in customer usage from period to period, including as a result of seasonality in our customers’ underlying businesses, which create variability in our cost of revenue;
•customer satisfaction with our products, solutions, platform capabilities and customer support;
•mergers and acquisitions or other factors resulting in the consolidation of our customer base;
•mix of our revenue;
•our ability to gain new partners and retain existing partners;
•fluctuations in stock-based compensation expense;
•decisions by potential customers to purchase competing offerings or develop in-house technologies and solutions as alternatives to our offerings;
•changes in the spending patterns of our customers;
•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including investments in research and development, sales and marketing, and general and administrative resources;

•our increasing reliance on public cloud infrastructure, which will result in higher variable costs compared to our own data centers;
•network outages;
•developments or disputes concerning our intellectual property or proprietary rights, our platform, products or solutions, or third-party intellectual property or proprietary rights;
•negative publicity about our company, our offerings or our partners, including as a result of actual or perceived breaches of, or failures relating to, privacy, data protection or data security;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•general economic, industry, and market conditions, such as the current decline of the economic climate;
•the impact of political uncertainty or unrest or outbreak of hostilities or armed conflicts;
•changes in our pricing policies or those of our competitors;
•fluctuations in the growth rate of the markets that our offerings address;
•seasonality in the underlying businesses of our customers, including budgeting cycles, purchasing practices and usage patterns;
•the business strengths or weakness of our customers;
•our ability to collect timely or at all on invoices or receivables;
•the cost and potential outcomes of future litigation or other disputes;
•future accounting pronouncements or changes in our accounting policies;
•our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•our ability to successfully expand our business in the United States and internationally;
•fluctuations in the mix of on-premise and SaaS/PaaS deployments;
•fluctuations in foreign currency exchange rates;
•fluctuations in the geographical mix of our revenue that may impact out gross margin;
•the timing and success of new products and solutions introduced by us or our competitors, or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners or technology disruption; and
•the impact of the pandemic related to COVID-19 and its variants, or any other pandemic, epidemic, outbreak of infectious disease or other global health crises on our business, the businesses of our customers and partners and general economic conditions.
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

In addition, beginning in the second quarter of 2020 and continuing through the second quarter of 2021, we experienced a significant increase in the usage of our offerings due to the COVID-19 pandemic. As a result of this usage and increased demand from our customers, we incurred significant costs associated with upgrading our infrastructure and expanding our capacity and hiring additional personnel, although we have recently implemented workforce reductions pursuant to our Reorganization Plans. In addition, operating on public cloud infrastructure and the redundancy in cloud infrastructure to satisfy different local data privacy regimes have increased our variable costs, which may lead to higher overall costs.
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
The COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.
While the pandemic related to COVID-19 and its variants has not had a material adverse impact on our operations through the date of this Annual Report on Form 10-K, the impact of COVID-19 and its variants on our ability to attract, serve, retain, or upsell customers is inherently uncertain and depends on the duration, severity and potential resurgence of the outbreak and its impact on end users, customers, and the macroeconomic environment as a whole. We continue to monitor the situation and intend to adjust our policies as necessary consistent with public health guidance. Any limitations on travel and doing business in person may negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could adversely affect our business, financial condition and results of operations.
Furthermore, the pandemic related to COVID-19 and its variants has disrupted and may in the future disrupt the operations of our customers and technology partners, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business, financial condition, and results of operations. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business, financial condition, and results of operations. Existing and potential customers may choose to reduce or delay technology investments in response to the pandemic related to COVID-19 and its variants, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. The pandemic related to COVID-19 and its variants also resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.
It is not possible at this time to estimate any future impact that COVID-19 and its variants could have on our business, financial condition and results of operations as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
We may discover significant deficiencies or material weaknesses in our internal control over financial reporting which, if not remediated, could cause us to fail to timely and accurately report our financial results and result in restatements of our consolidated financial statements, and could cause stockholders to lose confidence in our financial reporting and our stock price to suffer.
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
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company.
We need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, as applicable, will be able to conclude that our internal control over financial reporting is effective as required by Section 404. We previously identified and disclosed a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2021. This material weakness has since been remediated, but we may discover additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and adversely affect our stock price.
.
If we are not able to keep pace with technological and competitive developments and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected.
The markets in which we compete are characterized by rapid technological change, frequent introductions of new products, services, features and capabilities, and evolving industry standards and regulatory requirements. Our ability to grow our customer base and increase our revenue will depend in significant part on our ability to develop or otherwise introduce new products and solutions; develop or otherwise introduce new features, integrations, capabilities, and other enhancements to our existing offerings on a timely basis; interoperate across an increasing range of devices, operating systems, and third-party applications; and determine the right focus and prioritization, both in terms of our products roadmap and business focus. The success of any new products or solutions, or enhancements to our existing offerings, will depend on a number of factors including, but not limited to, the timeliness and effectiveness of our research and product development activities and go-to-market strategy, our ability to anticipate customer needs and achieve market acceptance, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with the product development process, and the availability of other newly developed products and technologies by our competitors and by any other third parties that may introduce disruptive technologies.
In addition, in connection with our product development efforts, we may introduce significant changes to our existing products or solutions, or develop or otherwise introduce new and unproven products or solutions, including technologies with which we have little or no prior development or operating experience. These new products, solutions and updates may not perform as expected, may fail to engage our customer base or other end users of our products, or may otherwise create a lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers or harm our reputation. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our offerings until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. To keep pace with technological and competitive developments we have in the past invested, and may in the future invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that expand our offerings. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance or successfully integrate with our existing products. The short- and long-term impact of any major change to our offerings, or the introduction of new products or solutions, is particularly difficult to predict. If new or enhanced offerings fail to engage our customer base or other end users of our products, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may adversely affect our reputation and negatively affect our business in the short-term, long-term, or both. If we are unable to successfully enhance our existing offerings to meet evolving customer requirements, increase adoption and use cases of our offerings, develop, or otherwise introduce new products and solutions and quickly resolve security vulnerabilities or other errors or defects, or if our efforts in any of these areas are more expensive than we expect, our business, financial condition, and results of operations would be adversely affected.
In addition, under our Reorganization Plans we have downsized the number of our personnel, including research and development personnel. Although the Reorganization Plans have taken into account what we believe are the necessary size, skills, know-how and experience of our personnel under our development plans, if our assessment was inaccurate or we fail to accurately estimate our future needs, there is a risk that we will be unable to effectively implement our development plans and suffer delays in execution thereunder, and as a consequence our business, financial condition, and results of operations would be adversely affected.
If we do not maintain the interoperability of our offerings across devices, operating systems, and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions, our business, financial condition, and results of operations may be adversely affected.
Our success depends in part on our ability to integrate our platform, products, and solutions with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our offerings to adapt to changes in hardware, software, networking, browser and database technologies. Several of our competitors own, develop, operate, or distribute operating systems, application stores, cloud hosting services and other software applications, and/or have material business relationships with companies that own, develop, operate, or distribute operating systems, application stores, cloud hosting services and other software that our offerings rely on to operate. Moreover, some of our competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.
Third-party products and services are constantly evolving, and we may not be able to modify our offerings to ensure their compatibility with those of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our offerings with their products or services, or exert strong business influence on our ability to, and terms on which we, operate and distribute our offerings. For example, certain of our offerings directly compete with several large technology companies that we rely on to ensure the interoperability of our offerings with their products or services. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our offerings or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, or if they deploy encryption, cybersecurity ringfencing protections or other interface limitations, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely affect our business. Furthermore, any losses or shifts in the market position of the providers of these third-party products and services could require us to identify and develop integrations with new third-party technologies. Such changes could consume substantial resources and may not be effective or timely available. Any expansion into new geographies may also require us to integrate our offerings with new third-party technologies, products, services and regulatory requirements, and invest in developing new relationships with these providers. If we are unable to respond to changes in a cost-effective manner, our offerings may become less marketable, less competitive, or obsolete, and our business, financial condition and results of operations may be negatively impacted.
In addition, a significant percentage of our customers choose to integrate our platform, products, and solutions with certain capabilities of third-party publishers and software providers using application programming interfaces, or APIs. The functionality and popularity of our platform, products and solutions depends, in part, on their ability to integrate with a wide variety of third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or eliminate our ability to use these third-party applications and software in conjunction with our offerings, or may require us to obtain royalty-bearing licenses, which could negatively impact customer demand, our competitive position and adversely affect our business.
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
Our Video Experience Cloud consists of our Products for Any Enterprise, Education and Media and Telecom Solutions, as well as APIs and developer's tools, and we compete in each product or solution category as well as on the platform level as a whole. The market for our offerings is highly fragmented, quickly evolving, and subject to rapid changes in technology. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:
•breadth and scale of products, solutions and Media Services;
•ability to provide a cross-organization video platform with multiple interoperable video solutions;
•ability to support converging experiences across live, real-time and on-demand video;
•flexibility to build and support custom workflows using video technology;
•ease of customization and integration with other products;
•quality of service and customer satisfaction;
•flexibility of deployment options;
•ability to innovate quickly;
•ability to provide engaging, interactive, and personalized experiences;
•data capabilities, including advanced analytics and AI;

•enterprise-grade reliability, security and scalability;
•cost of implementation and ongoing use;
•brand recognition; and
•corporate culture.
Our key competitors vary based on market and industry:
•Our main competitors for Video Portals are Microsoft and Vimeo
•Our main competitors for Virtual & Hybrid Events and Webinars are Zoom, On24, Cvent and Notified
•Our main competitors for Online Learning and Education are Zoom and Microsoft
•Our main competitors for Media and Telecom Solutions are Mediakind and Synamedia
•Our main competitors for API & Developer Tools are the media services offered by AWS and Microsoft
Additionally, we compete with home-grown, start-up, and open source technologies across the categories described above. With the rise in travel restrictions and shelter-in-place policies resulting from the COVID-19 pandemic, as well as the passage of time, the introduction of new technologies and the entrance of new market participants, competition has intensified, and we expect it to continue to intensify in the future. Established companies are also developing their own video platforms, products, and solutions within their own core product lines, and may continue to do so in the future. Established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. New competitors or alliances among competitors may emerge from time to time and rapidly acquire significant market share due to various factors such as their greater brand name recognition, larger existing user or customer base, consumer preferences for their offerings, a larger or more effective sales organization and greater financial, technical, marketing, and other resources and experience. Furthermore, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other larger technology companies in the future. Companies resulting from these potential consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
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
Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages, our product uptime or latency, the pricing of our offering in relation to competing offerings, additional new features, integrations, capabilities or other enhancements that we offer, updates to our products as a result of updates by technology partners, and customers or users no longer having a need for our offerings (including customers or users acquired during the COVID-19 pandemic that have subsequently reduced or discontinued their use after the impact of the pandemic has subsided). Renewal rates have been, and may in the future also be, impacted by general economic conditions or other factors that reduce customers’ spending levels. For example, many educational institutions and other customers in the public sector depend substantially on government funding, and any general decrease, delay, or other change in the availability of such funding could cause current and prospective customers to decide not to renew their subscriptions or to reduce the scope of their subscriptions at the end of the applicable subscription term, any of which could cause us to lose customers and revenue. If our customers do not renew their subscriptions or renew on terms less economically favorable to us, our revenue may decline or grow less quickly than anticipated, which would adversely affect our business, financial condition, and results of operations.

We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support.
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Ukraine and Belarus. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, economic sanctions and export control restrictions imposed by the United States, the European Union (“EU”), the United Kingdom ("UK") and other countries targeting Russia, Belarus, and the embargoed areas of Ukraine, including as a result of the Russian invasion of Ukraine, and any further escalation of political tensions or economic instability in the area could have an adverse impact on our third-party software development in Ukraine and Belarus. In particular, increased tensions between the United States, the North Atlantic Treaty Organization including the UK and the EU member states and Russia as a result of the invasion of Ukraine by Russia, have increased the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in those countries, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable. Moreover, some of our personnel and third party service providers reside in Ukraine and are subject to the impacts of the ongoing war, including risk of injury or death, destruction of infrastructures, lack of electricity, connectivity and basic living conditions, or be subject to Russian occupation. We anticipate that, absent any adverse developments, we will continue to engage with our personnel and third party service providers and maintain those relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, where needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired or become more expensive, and, as a result, our competitive position or our results of operations could suffer.
Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.
We report our financial results in U.S. dollars. We generate our revenue primarily in U.S. dollars and in euros. A significant portion of the cost of revenue, research and development, sales and marketing and general and administrative expenses of our Israeli operations are incurred in New Israeli Shekel (“NIS”). As a result, we are exposed to exchange rate risks that may materially and adversely affect our financial results. If the NIS appreciates against the U.S. dollar or the euro, or if the value of the NIS declines against the U.S. dollar or the euro, at a time when the rate of inflation in the cost of Israeli goods and services exceeds the rate of decline in the relative value of the NIS, then the U.S. dollar-denominated cost of our operations in Israel would increase and our results of operations could be materially and adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of depreciation (if any) of the NIS against the U.S. dollar or euro, and our ability to hedge our exposure to currency exchange rate fluctuations may be limited.
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
Our customer agreements typically contain service-level commitments, indemnification and other liabilities. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we may be contractually obligated to provide these customers with service credits, or customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions, either of which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied or refunds paid out. In addition, customer terminations or any reduction in renewals resulting from service-level failures could significantly affect both our current and future revenue. For example, during the third quarter of 2020, we experienced an initial period of service instability in connection with the acceleration of our existing plans to transition our technology to public cloud infrastructure, causing us to fall below the service-level commitments in our customer agreements for the first few months of this transition. Though this did not result in a significant increase in customer terminations and we have not seen a material decrease in customer renewals to date, we cannot guarantee that we will not experience a material decrease in customer renewals in future periods as additional customers cycle through their subscription terms.
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
Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel, as well as high employee attrition. There is a shortage in personnel with the relevant know-how and experience for the development of our Video Products and Media Services, particularly for DevOps, engineering, research and development, sales, and support positions, and we may not be successful in attracting, integrating, and retaining qualified personnel to fulfill our current and future needs. Many of the companies against which we compete for personnel have greater financial resources, scale and branding than we do, and it may be more difficult for us to attract and retain qualified personnel predominately in Israel, where most of our research and development positions are located, and in New York, where our headquarters is located. These competitors may also actively seek to hire our existing personnel away from us, even if such employee has entered into a non-compete agreement. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s confidential information or other intellectual property, taking into account, among other things, the employee’s tenure, position, and the degree to which the non-compete undertaking limits the employee’s freedom of occupation. We may not be able to make such a demonstration. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged their former employers’ proprietary or other confidential information or incorporated such information into our products, which could include claims that such former employers therefore own or otherwise have rights to their inventions or other work product developed while employed by us.
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
If we are not able to maintain and enhance awareness of our brand, especially among developers and IT operators, as well as new departments such as marketing, our business, financial condition, and results of operations may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers and IT operators, in addition to new departments such as marketing, is critical to achieving widespread acceptance of our platform, products and solutions and attracting new users and customers. Brand promotion activities may not generate user or customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract and retain users and customers necessary to realize a sufficient return on our brand-building efforts, and may fail to achieve the widespread brand awareness that is critical for broad customer adoption of our offerings.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and entrepreneurial spirit we have worked to foster, which could adversely affect our business.

We believe that our corporate culture, which is based on openness, flexibility, and collaboration, has been and will continue to be a key contributor to our success. Furthermore, in the current labor market, especially in Israel, we believe corporate culture is a critical element in the hiring and retention of personnel, and is an essential factor for us to successfully attract, hire and retain highly skilled personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. The growth and expansion of our business and our transition from a private company to a public company may result in changes to our corporate culture, which could adversely affect our business, including our ability to recruit and retain qualified personnel.
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
Our ability to increase our customer base and achieve broader market acceptance of our platform, products and solutions will depend to a significant extent on our ability to effectively and efficiently manage and expand our sales and marketing operations. A key factor in our marketing capabilities is qualified sales personnel and sales representatives. Identifying and training such personnel is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time or thereafter could be found lacking appropriate skills or qualification. We have dedicated and may continue to dedicate significant resources to our marketing programs. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth targets if we are unable to develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective. In addition, because we rely primarily on a direct sales model, our customer acquisition costs are higher than those of organizations that rely primarily on a self-service model, which may limit our ability to cut costs in response to changing economic and competitive conditions.
In addition to our direct sales force, we also leverage reseller relationships to help market and sell our offerings to customers around the world, particularly in areas in which we have a limited presence. These relationships subject us to certain risks. Our resellers may prioritize selling their own offerings that compete with ours, or one of our competitors may be effective in causing a reseller or potential reseller to favor that competitor’s offerings or otherwise prevent or reduce sales of our offerings. In addition, recruiting and retaining qualified resellers and training them in our technology, offerings and culture, requires significant time and resources, and our efforts may not be successful. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investing in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively market and sell our offerings.
In addition, though most of our sales are, and have historically been, made through our direct sales organization, certain of our offerings may be purchased directly from our website, which we believe allows us to reduce our cost of customer acquisition, drive additional opportunities to our direct sales team, reach smaller customers, and broaden our target market. This self-service model requires us to incur sales and marketing expenses often prior to generating corresponding revenue. As this operation was launched only recently, we cannot guarantee that this model will succeed in generating revenue in excess of the corresponding sales and marketing expenses, or that it will be effective in helping us achieve our other objectives, any of which would adversely affect our business, financial condition, and results of operations.
The sales prices of our offerings may change, which may reduce our revenue and gross profit and adversely affect our financial results.
The sales prices for our offerings may be subject to change for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products, promotional programs, general economic conditions, or our marketing, user acquisition and technology costs and, as a result, we anticipate that we will need to change our pricing model from time to time. In the past, including in connection with the COVID-19 pandemic, we have sometimes adjusted our prices for individual customers in certain situations, and expect to continue to do so in the future. Moreover, demand for our offerings is price-sensitive. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, in particular as a result of the worsening economic climate, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide for free. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new customers or grow and retain our customer base based on our historical pricing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and resellers are willing to pay in those countries and regions. As we develop and introduce new offerings, as well as features, integrations, capabilities, and other enhancements, we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract customers in response to competitive or other pressures. Any decrease in the sales prices for our products, without a corresponding decrease in costs, increase in volume or increase in revenue from our other offerings, would adversely affect our revenue and gross profit. This is particularly true with respect to our Events product and TV Solution, which generally entail significantly higher up-front costs compared to our other offerings. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2022, 2021 and 2020, we generated approximately 46%, 42% and 43% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations to become more globally diversified. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:
•unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to many evolving stringent and potentially inconsistent laws and regulations relating to privacy, data protection, and information security, particularly in the European Union;
•changes in a specific country’s or region’s political or economic conditions, including in connection with the Russian invasion of Ukraine, and political or armed tension in other regions;
•risks resulting from changes in currency exchange rates;
•challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in maintaining our corporate culture with a dispersed workforce;
•risks relating to the implementation of exchange controls, including restrictions promulgated by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the Bureau of Industry and Security (BIS) at the United States Department of Commerce, and other similar trade protection regulations and measures in the United States, EU, UK, or in other jurisdictions;
•reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;
•slower than anticipated availability and adoption of cloud infrastructures by international businesses, which would increase our on-premise deployments;
•limitations on our ability to reinvest or transfer earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•potential changes in laws, regulations, and costs affecting our U.K. operations and personnel due to Brexit;
•limited or unfavorable—including greater difficulty in enforcing—intellectual property protection;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and
•risks resulting from the ongoing pandemic related to COVID-19 and its variants, or any other pandemic, epidemic, or outbreak of infectious disease, including uncertainty regarding what measures the U.S. or foreign governments will take in response.
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
Furthermore, sales to government entities may be subject or become subject to global trade compliance restrictions, that restrict the execution of a transaction even after being awarded a contract, or limit our ability to upsell or renew existing transactions. The imposition of such restrictions may cause costly and lengthy marketing efforts or restrict us from performing under our contracts, including the collection of amounts owed to us, all of which could materially and adversely affect our results of operations. Moreover, if we fail to timely respond to newly imposed restrictions or implement effective control over such sales, such failure could result in fines or civil, administrative or criminal liability which would adversely affect our reputation, business and financial results.
If we are unable to consummate acquisitions at our desired rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and enter into other strategic transactions and relationships in the ordinary course. Our ability to grow our revenues, earnings, and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions, investments and other strategic transactions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets, the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms and cultural and other differences posing significant challenges hindering successful post merger integration. In addition, competition for acquisitions, investments and other strategic transactions may result in higher purchase prices or other terms less economically favorable to us. Changes in accounting or regulatory requirements or instability in the credit markets or economic climate could also adversely impact our ability to consummate these transactions on acceptable terms or at all.
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
•Any business, technology, product, or solution that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate or integrate any such business or deploy any such technology, product, or solution profitably.
•We may incur or assume significant debt in connection with our acquisitions and other strategic transactions and relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.
•Acquisitions and other strategic transactions and relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.
•Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.
•Acquisitions and other strategic transactions and relationships could create demands on our management, operational resources, and financial and internal control systems that we are unable to effectively address.
•We could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.
•We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition or other strategic transaction or relationship.
•We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position and/or cause us to fail to meet our public financial reporting obligations.
•In connection with acquisitions and other strategic transactions and relationships, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations, and indemnification obligations, which may have unpredictable financial results.
•As a result of our acquisitions, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges.
•We may have interests that diverge from those of our strategic partners and we may not be able to direct the management and operations of the strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.
•Investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
We may not successfully execute or achieve the expected benefits of our 2022 and 2023 Reorganization Plans and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.
On August 7, 2022, our board of directors approved the 2022 Restructuring Plan designed to position the Company for long-term profitable growth. The 2022 Restructuring Plan included the release of approximately 10% of our employees as of such time. On January 3, 2023, our board of directors approved a re-organization plan that includes, among other things, downsizing approximately 11% of our then current workforce and adapting our organizational structure, roles, and responsibilities accordingly (the "2023 Reorganization Plan" collectively with the 2022 Restructuring Plan, the "Reorganization Plans"). The Reorganization Plans were based on our estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements, and effectiveness of our reduced marketing spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the Reorganization Plans. Additionally, implementation of each of the Reorganization Plans and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or the Reorganization Plans could result in reputational harm and could diminish confidence in our brand and business. The Reorganization Plans have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.
Risks Related to Information Technology, Intellectual Property and Data Privacy and Security
A real or perceived bug, defect, security vulnerability, error, or other performance failure involving our platform, products or solutions could cause us to lose revenue, damage our reputation, and expose us to liability.
Our platform, products and solutions are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain bugs, defects, security vulnerabilities, errors, or other performance failures, especially when first introduced and when upgraded with additional new features and capabilities, or otherwise not perform as intended. Any such bug, defect, security vulnerability, error, or other performance failure could cause damage to our reputation, loss of customers or revenue, order cancellations, service terminations, and lack of market acceptance of our offerings. As the use of our offerings among new and existing customers expands, particularly to more sensitive, secure, or mission critical uses, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our offerings fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. Despite our efforts, such corrections may take longer to develop and release than we or our customers anticipate and expect.
Any limitation of liability provision contained in an agreement with a customer, user, third-party vendor, service provider, or partner may not be enforceable, adequate or effective as a result of existing or future applicable law or judicial decisions, and may not function to limit our liability arising from regulatory enforcement or other specific circumstances. The sale and support of our offerings entail the risk of liability claims, which could be substantial in light of the use of our offerings in enterprise-wide environments. Furthermore, our ability to include such limitation of liability provisions may be limited and such provisions, even if included, could include various exclusions. In addition, our insurance against any such liability may not be adequate to cover a potential claim, and may be subject to exclusions, or subject us to the risk that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals, increase our fees or deductibles or impose co-insurance requirements. Any such bugs, defects, security vulnerabilities, errors, or other performance failures in our platform, products or solutions, including as a result of denial of claims by our insurer or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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

If our security measures are breached as a result of third-party action, employee error or negligence, a defect or bug in our offerings or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to any data, including our confidential, sensitive, or personal information or the confidential, sensitive, or personal information of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, we may be subject to regulatory investigations, and we could incur significant liability, including under applicable data privacy and security laws and regulations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. We could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, data recovery or other services. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including personal, confidential, sensitive, and other information about individuals. Our vendors and service providers, including providers of open source platforms, may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals.
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
Customers of our offerings need to be able to access our platform at any time, without interruption or degradation of performance. Commencing in the third quarter of 2020, we accelerated our plans to move from our own data centers to public cloud infrastructure with the goal of providing improved stability, reliability, scalability and elasticity for our offerings. This transition is complex and time-consuming and involves risks inherent in the conversion to a new system, including potential loss of information and disruption to our normal operations. Furthermore, as a result of the application of certain data privacy and security regulations, we have also established a multi-region architecture to adhere to our customers' requirements and applicable domestic laws. We may discover deficiencies in our design, implementation or maintenance of our new cloud-based systems that could adversely affect our business, financial condition, and results of operations. For example, we experienced an initial period of unstable service during the first few months of this transition, causing us to fall below the service-level commitments in our customer agreements. Though service has since stabilized, we cannot guarantee that we will not experience similar instability in the future, including as a result of our multi-region and multi-cloud architecture. Furthermore, we cannot yet know the ultimate impact of this or any similar future event on our customer relationships, and it is possible customers may be less inclined to renew their subscriptions following the expiration of their current terms.
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
Further, the steps we take to protect our intellectual property and proprietary rights may be inadequate. We may not be able to register our intellectual property rights in all jurisdictions where we conduct or anticipate conducting business, and may experience conflicts with third parties who contest our applications to register our intellectual property. Even if registered or issued, we cannot guarantee that our trademarks, patents, copyrights or other intellectual property or proprietary rights will be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Furthermore, in such case our copyrights, patents or other intellectual property rights would be made public without assuring adequate protection. We will not be able to protect our intellectual property and proprietary rights if we are unable to enforce our rights or if we do not detect infringement, misappropriation, dilution or other unauthorized use or violation thereof. If we fail to defend and protect our intellectual property rights adequately, our competitors and other third parties may gain access to our proprietary technology, information and know-how, reverse-engineer our software, and infringe upon or dilute the value of our brand, and our business may be harmed. In addition, obtaining, maintaining, defending, and enforcing our intellectual property rights might entail significant expense. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages, may be designed around by our competitors, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.
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

We also seek to enter into confidentiality, non-compete, proprietary, and inventions assignment agreements with our employees, consultants, and contractors, and enter into confidentiality agreements with other parties, such as licensees and customers. However, such agreements may not be self-executing, and there can be no guarantee that all applicable parties have executed such agreements or will adhere thereto. No assurance can be given that these practices or agreements will be effective in controlling access to and distribution of our proprietary information, or in providing adequate remedies in the event of unauthorized access or distribution, especially in certain states and countries, including Russia, Belarus and countries that may favor local entities, that are less willing to enforce such agreements or otherwise provide protection for trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and in such cases we would not be able to assert trade secret rights against such parties. We also employ individuals who were previously employed at other companies in our field, and our efforts to ensure that such individuals do not use the proprietary information or know-how of others in their work for us may not prevent others from claiming that we or our employees or independent contractors have used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against any such claims. If we are unsuccessful in defending against any such claims, we may be liable for damages or prevented from using certain intellectual property, which in turn could materially adversely affect our business, financial condition, or results of operations; even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.
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
Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using offerings that incorporate or are otherwise covered by the intellectual property rights that we allegedly infringe, misappropriate, or otherwise violate;
•make substantial payments for legal fees, settlement payments or other costs or damages, including potentially punitive or treble damages if we are found liable for willful infringement;
•obtain a license to sell or use the relevant technology, which may not be available on reasonable terms or at all, may be non-exclusive and thereby allow our competitors and other parties access to the same technology, and may require the payment of substantial licensing, royalty, or other fees; or

•redesign the allegedly infringing offerings to avoid infringement, misappropriation, or other violation, which could be costly, time-consuming, or impossible.
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
We receive, collect, store, process, transfer, share and otherwise use or host personal information and other sensitive information about individuals and other data relating to users of our offerings, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personal information and other sensitive information about individuals. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal, and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to customers and other third parties related to privacy, data protection and data security. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain, complex and lacking worldwide unified standards, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, hosting, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, host, process, transfer, and otherwise use user data or develop new services and features.
If we are found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features, integrations, or other capabilities of our offerings. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. We may also be contractually required to indemnify and hold harmless customers or other third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or security or any inadvertent or unauthorized use or disclosure of data that we process, store or handle as part of operating our business. In addition, if a breach of data security were to occur or be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we were to discover any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our solutions may be perceived as less desirable and our business, financial condition, results of operations and growth prospects could be materially and adversely affected.
In the United States, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data and additional states have pursed similar legislation process with which we must legally comply or that contractually apply to us. Further, data privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which came into force in 2020 and provides data privacy rights for California consumers and operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent data privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois, and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which took effect on January 1, 2023. The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In July 2021, Colorado enacted the Colorado Privacy Act (“COCPA”). In March 2022, the Utah Consumer Privacy Act (the "UCPA") was signed into law. Most recently, Connecticut passed the Connecticut Data Privacy Act (the "CTDPA") in May 2022. The COCPA, UCPA and CTDPA largely resemble the VCDPA and CCPA, and each of these laws will be enforced by the respective states’ Attorney General and district attorneys, although they differ in many ways. Once the COCPA, UCPA and CTDPA become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
In addition, in Europe and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure and other use of data relating to an identifiable living individual or “personal information”, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the European Economic Area to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU also states that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. For example, the Austrian, French, Italian and Danish regulators, as well as the European Data Protection Supervisor, have found that the use of Google Analytics by European website operators is in breach of the GDPR’s data transfer provisions (a number of other EU supervisory authorities are expected to take a similar approach); the Danish regulator has also issued a similar decision in respect of Google Chromebooks; and the Irish regulator has issued a draft decision requiring Meta to suspend the transfer of personal data from the EU to the United States. Further, the European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses have been mandatory for relevant, new transfers since September 27, 2021 and for relevant, existing transfers, since December 27, 2022. The U.K.’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the U.K. under the UK GDPR. This new documentation has been mandatory for relevant, new data transfers since September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR within the relevant time frames.
Additionally, EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states impose strict obligations and restrictions on the ability to collect, use, retain, host, protect, disclose, transfer, and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the rights of individuals to whom the personal data relates, maintaining a record of data processing, security breach notifications and measures for the security and confidentiality of personal data.
Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million / £17.5 million or 4% of global turnover. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices and/ or assessment notices (for a compulsory audit).

In addition to the GDPR, we are subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Under EU and UK national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on an individual’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In addition, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, national laws derived from the ePrivacy Directive is already in force and recent European court and regulatory decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users and improve our customers' experience and efficiency.
In addition, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.
Despite our efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to data privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups, orders to cease or change our data processing activities, or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
We rely on software and services licensed from other parties. The loss of software or services from third parties could increase our costs and limit the features available in our platform, products, and solutions.
Components of our offerings include various types of software and services licensed from unaffiliated parties. If any of the software or services we license from others or functional equivalents thereof were either no longer available to us, updated or supported, or no longer offered on commercially reasonable terms, we would be required to either redesign the offerings that include such software or services to function with software or services available from other parties or develop these components ourselves, which we may not be able to do without incurring increased costs, experiencing delays in our product launches and the release of new offerings, or at all. Furthermore, we might be forced to temporarily limit the features available in our current or future products and solutions. If we fail to maintain or renegotiate any of these software or service licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or other violation of third-party intellectual property or proprietary rights due to the reliance by our solutions on such third-party software and services, such third-party software and services may contain bugs or other errors that cause our own offerings to malfunction, and our agreements with such third parties may not contain any, or adequate, warranties, indemnities or other protective provisions on our behalf. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to our Debt, Liquidity and Capitalization

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business.
Historically, we have funded our operations and capital expenditures primarily through net cash provided by operating activities, equity issuances and borrowings under our long-term debt arrangements. Although we currently anticipate that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Moreover, due to the worsening economic climate and increased inflation and interest rates, the net cash derived from our operations may be reduced while the availability of new financing may be limited, costly or unavailable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop or enhance our platform, products, or solutions;
•continue to expand our research and development and sales and marketing organizations;
•acquire complementary technologies, products, or businesses;
•expand operations in the United States or internationally;
•hire, train, and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
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
As of December 31, 2022, we had approximately $35.8 million of borrowings outstanding under the Term Loan Facility and approximately $35.0 million available for additional borrowings under the Revolving Credit Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. Our indebtedness could have important consequences, including:
•our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;
•a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;
•certain of our borrowings are at variable rates of interest, exposing us to the risk of increased interest rates;
•our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors;
•we may be vulnerable during a downturn in general economic conditions or in our business, or may be unable to carry on capital spending that is important to our growth; and
•if, due to the worsening economic climate and increased inflation and interest rates, the net cash derived from our operations decreases and the cost of financing increases, and we fail to pursue adequate measures to adapt to those changes, we may fail to satisfy our financial covenants under the Term Loan Facility and Revolving Credit Facility, or otherwise lack the financial resources or financing required to pursue our annual operation plan.

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
•repay, prepay, redeem, purchase, retire, or defease subordinated debt;
•declare or pay dividends or make certain other restricted payments;
•make certain investments;
•enter into transactions with affiliates;
•enter into new lines of business; and
•make certain amendments to our or their respective organizational documents or certain material contracts.
The agreement governing our Credit Facilities also contains, and any agreements evidencing or governing other future indebtedness may also contain, certain financial covenants and financial reporting requirements, as described elsewhere in this Annual Report on Form 10-K under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities.” Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control, including, among other things, the impact of the current worsening economic climate. We may not be able to generate sufficient recurring revenue or cash flow or maintain sufficient liquidity to meet the financial covenants or pay the principal and interest under our Credit Facilities when required. If we fail to make payments under our Credit Facilities or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Facilities to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under our Credit Facilities. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.
Risks Related to Other Legal, Regulatory and Tax Matters
We are subject to various governmental export control, trade and economic sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the Israeli Control of Products and Services Decree (Engagement in Encryption), 5735-1974, and the Israeli Law of Regulation of Security Exports, 5767-2007, and our business must also be conducted in compliance with applicable trade and economic sanctions laws and regulations, including those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant regulators and sanctions authorities in our countries of operation (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end users, as well as for certain end uses. Further, our offerings that incorporate encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements. We have certain customer and third party relationships in Russia, Belarus and Ukraine. In response to the Russian invasion of Ukraine, the U.S. government, the European Union, the United Kingdom and other countries and jurisdictions in which we operate, have imposed enhanced export and import controls and economic sanctions targeting Russia and Belarus, including for example, certain industry sectors, products and professional services related to Russia, and have also designated certain individuals and entities as subject to blocking or asset freeze measures, which may restrict dealings with those designated persons or entities owned or controlled by such persons, and may impose additional Trade Controls in the future. These Trade Controls are evolving and undergoing constant changes as the war continues, so it is not possible to assess the full impact of those developments. These and any additional Trade Controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region.
Our global operations expose us to the risk of violating, or being accused of violating, Trade Controls. While we have procedures in place designed to ensure our compliance with Trade Controls, we cannot guarantee that these procedures will be successfully followed or keep pace with the ongoing regulatory changes, and failure to comply could subject us to both civil and criminal penalties, including substantial fines, disgorgement of profits, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our offerings are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties. Investigations of alleged violations can be expensive and disruptive.
In addition, various countries regulate the export or import of certain encryption technology, including through export or import permit and license requirements, and have enacted laws that could limit our ability to distribute our offerings or the ability of our customers or end users to implement our offerings in those countries. Changes in our offerings or changes in export and import regulations in such countries may create delays in the introduction of our offerings into international markets, prevent our end-customers with international operations from deploying our offerings globally or, in some cases, prevent or delay the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, Trade Controls or related legislation, shift in the enforcement or scope of existing export, import or Trade Controls laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or Trade Controls laws or regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export to or sell our offerings in international markets could adversely affect our business, financial condition and results of operations, and our ability to execute our growth strategy.
The continuing impact of “Brexit” may have a negative effect on our business.
Following a national referendum and subsequent legislation, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit,” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the European Union, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. The need to comply with any applicable regulatory changes will likely increase costs for us and our existing and potential customers located in the United Kingdom, which could negatively affect demand for our offerings and the ability of customers to make payments under their agreements with us. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.
Changes in laws and regulations related to the internet, changes in the internet infrastructure itself, or increases in the cost of internet connectivity and network access may diminish the demand for our offerings and could harm our business.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for our offerings, increase our cost of doing business, and adversely affect our results of operations. Changes in these laws or regulations could require us to modify our offerings, or certain aspects of our offerings, in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based products such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Further, our platform depends on the availability and quality of our customers’ and end users’ access to the internet.
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
Internet access is frequently provided by companies that have significant market power and the ability to take actions that degrade, disrupt, or increase the cost of user access to our offerings. As demand for online media increases, there can be no assurance that internet and network service providers will continue to price their network access services on reasonable terms. The distribution of online media requires delivery of digital content files and providers of network access and distribution may change their business models and increase their prices significantly, which could slow the widespread adoption of such services. We could incur greater operating expenses and our customer acquisition and retention could be negatively impacted if network operators:
•implement usage-based pricing;
•discount pricing for competitive products;
•otherwise materially change their pricing rates or schemes;
•charge us to deliver our traffic at certain levels or at all;
•throttle traffic based on its source or type;
•implement bandwidth caps or other usage restrictions; or
•otherwise try to monetize or control access to their networks.
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
Our business depends on the ability of our customers and end users to access the internet, and our offerings could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to, or certain features of, our offerings in their countries, or impose other restrictions that may affect the availability of our offerings, or certain features of our offerings, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including Amazon Web Services (which is one of our cloud hosting providers), making it very difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to our offerings if they consider us to be in violation of their laws (including data privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant law, our offerings could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our offerings is restricted, in whole or in part, in one or more countries, or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to add new customers or renew or expand the value of our existing customers’ subscriptions may be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to taxation in several countries, including the United States and Israel; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws in these jurisdictions could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the recent Inflation Reduction Act enacted in the United States introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. To the extent that these or other changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow. There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by changes in tax laws in various jurisdictions.
In addition, the Organization for Economic Cooperation and Development (“OECD”), with the support of the G20, initiated the base erosion and profit shifting (“BEPS”) project in 2013 in response to concerns that changes were needed to international tax laws. In November 2015, the G20 finance ministers adopted final BEPS reports designed to prevent, among other things, the artificial shifting of income to low-tax jurisdictions, and legislation to adopt and implement the standards set forth in such reports has been enacted or is currently under consideration in a number of jurisdictions. In May 2019, the OECD published a “Programme of Work,” which was divided into two pillars. Pillar One focused on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than the historical “permanent establishment” concept. Pillar Two, among other things, introduced a global minimum tax. In October 2021, 137 member jurisdictions of the G20/OECD Inclusive Framework on BEPS joined the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” which sets forth the key terms of such two-pillar solution, including a reallocation of taxing rights among market jurisdictions under Pillar One and a global minimum tax rate of 15% under Pillar Two. The agreement reached by 137 of the 140 members of the OECD’s Inclusive Framework on BEPS calls for law enactment by OECD and G20 members in 2022 to take effect in 2023 and 2024. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules and released commentary to the Pillar Two model rules in March 2022. The model rules and commentary allow the OECD’s Inclusive Framework members to begin implementing the Pillar Two rules in accordance with the agreement reached in October 2021. As the Two Pillar solution is subject to implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. These changes, if and when enacted, by various countries in which we do business may increase our taxes in these countries. The foregoing tax changes and other possible future tax changes may have an adverse impact on us, our business, financial condition, results of operations and cash flow.
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
As of December 31, 2022 we had U.S. federal net operating loss carryforwards of approximately $277 million and U.S. state net operating loss carryforwards of approximately $172 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause us to become an income tax payer earlier than we would become otherwise if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Future changes in our stock ownership could result in an ownership change that subjects us to limitations on our ability to utilize net operating loss forwards to offset future income. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. Also, any available net operating loss carryforwards would have value only to the extent there is income in the future against which such net operating loss carryforwards may be offset. For these reasons, we may not be able to realize a tax benefit from the use of our net operating loss carryforwards, whether or not we attain profitability. We have recorded a full valuation allowance related to our carryforwards due to the uncertainty of the ultimate realization of the future benefits of those assets.
Risks Related to Our Operations in Israel
Political, economic, and military conditions in Israel could materially and adversely affect our business.
We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of December 31, 2022, we had 377 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
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
Israel’s most recent general elections were held on April 9, 2019, September 17, 2019, March 2, 2020, March 23, 2021 and November 1, 2022. Uncertainty surrounding future elections and/or the results of such elections in Israel may continue and the political situation in Israel may further deteriorate. Actual or perceived political instability in Israel or any negative changes in the political environment, as well as any instability with respect to the current public dispute over certain legal and other reforms pursued by the current government or the impact thereof, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our results of operations;
•the guidance we may provide to analysts and investors from time to time, and any changes in, or our failure to perform in line with, such guidance;
•announcements by us or our competitors of new offerings or new or terminated contracts, commercial relationships, or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•future sales or expected future sales of our common stock;
•investor perceptions of us and the industries in which we operate;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•failure of industry or financial analysts to maintain coverage of us, the issuance of new or updated reports or recommendations by any analysts who follow our company, or our failure to meet the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, other companies in our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or proprietary rights or our solutions, or third-party intellectual or proprietary rights;
•announced or completed acquisitions of businesses or technologies, or other strategic transactions by us or our competitors;
•actual or perceived breaches of, or failures relating to, data privacy, data protection or data security;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•actual or anticipated changes in our management or our board of directors;
•general economic conditions and slow or negative growth of our target markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
An active public trading market may not be sustained.
An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The market price of our common stock may decline and you may not be able to resell your shares of our common stock at or above the price at which you purchased your shares, or at all. The lack of an active trading market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
Our principal stockholders continue to have significant influence over us.
Our principal stockholders each holding more than 5% of our outstanding common stock collectively beneficially owned a majority of our outstanding common stock as of December 31, 2022. These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation, or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
Future sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.
Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of February 18, 2023, we had 134,826,086 shares of our common stock outstanding. All shares of our common stock may be resold in the public market immediately without restriction, unless restricted as a result of securities laws or purchased or held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.
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
We have 865,173,914 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of February 18, 2023. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of December 31, 2022, we had 25,988,465 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $4.56 per share, 16,618,550 of which were vested as of such date, 7,469,000 shares of our common stock issuable upon the vesting of restricted stock units and 5,492,262 additional shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our board of directors have the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of our company, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. See also "Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable" and Note 15 (Shareholders' Equity - Rights Agreement, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our Certificate of Incorporation and Bylaws contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors, including transactions in which stockholders might otherwise receive a premium for their shares. Among others, our Certificate of Incorporation and Bylaws include the following provisions:
•the delegation to our board of directors of the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by any such expansion or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;
•the division of our board of directors into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•directors will only be able to be removed for cause and only by the affirmative vote of two-thirds of the then outstanding voting power of our capital stock;
•certain amendments to our Certificate of Incorporation and Bylaws will require the approval of two-thirds of the then outstanding voting power of our capital stock;
•the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, will be required for stockholders to amend or adopt any provision of our Bylaws; and
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders, which could be used to significantly dilute the ownership and voting rights of a hostile acquirer.
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
Most members of our management team have little experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operation as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue-generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage our operation as a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations.
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
For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” These provisions include, among other exemptions, that:
•we are required to have only two years of Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•we are not required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and
•we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the closing of our IPO or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if (i) we have $1.235 billion or more in annual revenue in any fiscal year, (ii) the market value of our common stock held by non-affiliates is at least $700 million as of the end of our most recently completed second fiscal quarter, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. We have elected to take advantage of certain of the reduced reporting and other obligations described above and intend to take advantage of reduced reporting requirements in the future for so long as we are able to do so. The JOBS Act also permits an emerging growth company like us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.
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
The current uncertainty in the global economy and financial and stock markets may depress our stock price, which may cause stockholders, activists and others to take advantage of the distressed stock price and pursue aggressive actions that may not be in the interests of all stockholders.
The current uncertainty in the global economy and financial and stock markets, by itself or coupled with our dependency on existing customers' demand and exposure to change in demand by our customers, including as a result of reasons beyond our control, as well as other risk factors described herein, may have an adverse effect on our business, operations, financial results and prospects. As a result of this or any of the other factors described above, investors’ perceptions of our business and the market price of our common stock could be adversely affected. Those circumstances may encourage certain stockholders, activists and others to take advantage of the distressed stock price and market conditions to pursue aggressive or hostile actions that may not be in the interests of all of our stockholders.
General Risk Factors
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, the pandemic related to COVID-19 and its variants, any other pandemic, epidemic or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.
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
In addition, the variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offerings or generate any particular level of revenue for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any forecasts of market growth that we provide should not be taken as indicative of our future growth.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our common stock, the market price and trading volume of our common stock could decline.
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. As a recently public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our company, the market price of our common stock would likely decline. In addition, the share prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance they have publicly announced or the expectations of analysts and investors. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause the market price or trading volume of our common stock to decline.
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
Increased attention to environmental, social and governance (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our business.
Increased attention to climate change; diversity, equity, and inclusion; and other ESG issues, as well as societal expectations regarding voluntary ESG initiatives and disclosures, may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, and contracting), impact our reputation, or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable or lack of ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions, including the establishment of ESG-related goals or targets, to improve the ESG profile of our Company and/or offerings and/or respond to stakeholder demand; however, such actions may be costly, lengthy, or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which may adversely impact our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our headquarters are located in New York, NY, where we lease approximately 13,815 square feet of office space. The lease expires in July 2027. Starting from June 2022, we also lease approximately 5,926 square meters (approximately 63,784 square feet) of office space in Bnei-Brak, Israel, for our Israeli center, where among others, our primary research and development, human resources, and certain other finance and administrative activities are based. The lease for our research and development center expires in November 2027 with two extension options of five years each. As the leased area in Bnei-Brak is expected to be available for our use commencing March 2023, we have secured a short term lease of approximately 3,860 square meters (approximately 41,549 square feet) of office space in Ramat Gan, Israel, that expires on March 2023. We also subscribe for co-working office spaces in St. Louis, Memphis, Sydney, Singapore, London, Lisbon, and Jerusalem. We lease all of our current facilities and do not own real estate property. We believe that our current facilities are adequate to meet our current needs for the immediate future.

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
Holders
    As of February 22, 2023, there were 799 holders of record of our common stock. The number of record holders does not include persons who hold shares of our common stock in nominee or “street name” accounts through brokers.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Performance Graph
The following graph and table illustrate the total return from July 21, 2021 through December 31, 2022, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer & Data Processing Index. The graph and the table assume that $100 was invested on July 21, 2021 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Computer & Data Processing Index, and that any dividends were reinvested.
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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021, and year-to-year comparisons between fiscal 2022 and fiscal 2021. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2020 and year-to-year comparisons between fiscal 2021 and fiscal 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022.
Overview
Our mission is to power any video experience, for any organization. Kaltura's "Video Experience Cloud" powers live, real-time, and on-demand video for virtual and hybrid events, webinars, online learning, and video portals for companies across all industries. We also offer industry-specific video solutions for the Education and Media and Telecom industries. The platform includes an extensive array of Application Programming Interfaces ("APIs") and developers tools that enable developers to build other video workflows, products, industry solutions.
Our products are used by leading brands across all industries, reaching millions of users, at home, at school and at work, for communication, collaboration, virtual and hybrid events, marketing, sales, customer care, learning, and entertainment experiences. With our flexible offerings, customers can experience the benefits of video across a wide range of use cases, while customizing their deployments to meet their individual, dynamic needs.
Our business was founded in 2006.
We generate revenue primarily through the sale of Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”) subscriptions, and additional revenue from term license subscriptions. We also generate revenue through the sale of professional services associated with the implementation of deployments for new and existing customers.
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, during the year ended December 31, 2022, we recorded expenses of $1,238, all for one-time employee termination benefits. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2023 Reorganization Plan on an annualized basis is expected to be approximately $16 million. The 2023 Reorganization Plan is focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. The 2023 Reorganization Plan's main objectives are to position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and return path to profitability. In connection with the 2023 Reorganization Plan, we expect to incur pre-tax charges of approximately $1 million, primarily for severance and related costs, all of which are expected to be expensed in the first quarter of 2023. All of these charges are expected to result in cash expenditures.

The 2023 Reorganization Plan is expected to be substantially completed in the first half of 2023. See Note 18, Restructuring Activities, for further information.
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.
•Enterprise, Education & Technology: Includes revenue from all of our products, industry solutions for education customers, and Media Services (except for Media and Telecom customers), as well as associated professional services for those offerings. Subscription revenues are primarily generated on a per full-time equivalent basis for on-demand and live products and solutions, per host basis for real-time-conferencing products and solutions, and per participant basis for the Hybrid and Virtual Events product (which intersects on-demand, live, and real-time-conferencing video). Contracts are generally 12 to 36 months in length. Billing is primarily done on an annual basis.
•Media & Telecom: Includes revenue from our Cloud TV, Streaming Platform, and Media Services for media and telecom customers, as well as associated professional services for those offerings. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin.
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue
Enterprise, Education & Technology	$120,190	$118,932	$80,449
Media & Telecom	48,621	46,084	39,991
Total Revenue	$168,811	$165,016	$120,440
Gross Profit
Enterprise, Education & Technology	83,812	84,196	58,539
Media & Telecom	23,128	18,506	14,236
Total Gross Profit	$106,940	$102,702	$72,775
We employ a land and expand strategy with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is reflected by our Net Dollar Retention Rate (as defined below). For the years ended December 31, 2022 and 2021, our Net Dollar Retention Rate was 100% and 118%, respectively. We also grew our Annualized Recurring Revenue (as defined below), by 6% in the three months ended December 31, 2022, compared to the three months ended December 31, 2021, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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

Impact of COVID-19/Macroeconomic Events

Prior to the COVID-19 pandemic, the market demand for our solutions was growing at a robust rate, with numerous tailwinds for long-term growth, and that demand accelerated mainly in 2021 as a result of the pandemic. As the effects of the COVID-19 pandemic subsided in 2022 and the worsening economic climate and recession headwinds led to lower demand, we did not see this trend continue in 2022 and do not expect it to continue in 2023. Moreover, due to the worsening economic climate we expect to face lower demand, spend, and available budgets across our market segments, and other adverse effects, although we cannot predict nor fully assess the actual impact, length and depth of such downturn. In order to adapt to these changes, we have adopted the Reorganization Plans as elaborated above, that included, among other things, downsizing our workforce and adapting our organizational structure, roles, and responsibilities accordingly. In particular, the 2023 Reorganization Plan is focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. As market fluctuations have not yet stabilized, it is not possible at this time to estimate the ultimate impact and results of these developments on our business, financial condition and results of operations.
For additional information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Business and Industry—We may not be able to successfully assess or mitigate the worsening economic climate and its direct and indirect impact on our business and operations, including our customers and vendors, or to correctly predict the duration and depth of the current instability of the global economy and take the right or sufficient measures to address it, and as a result our business, financial condition, results of operations and prospects would be adversely affected” and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.”
Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. In 2021 and 2022 we expanded the capabilities of our Virtual & Hybrid Events product to support a broader range of event types and use cases and fitted them to also address low-touch and self-serve sales. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries.
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
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the year ended December 31, 2022, our Net Dollar Retention Rate was 100%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Annualized Recurring Revenue	$159,238	$150,800	$116,643
Net Dollar Retention Rate	100%	118%	107%
Remaining Performance Obligations	$171,660	$185,484	$140,955
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of December 31, 2022, our Remaining Performance Obligations was $171.7 million, which consists of both billed consideration in the amount of $61.1 million and unbilled consideration in the amount of $110.6 million that we expect to invoice and recognize in future periods. We expect to recognize 60% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, abandonment costs, gain from sale of property and equipment, facility exit and transition costs, restructuring charges and other non-recurring operating expenses.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2022	2021	2020
Net loss	$(68,495)	$(59,351)	$(58,763)
Financial expenses, net (a)	4,248	20,106	46,721
Provision for income taxes	7,868	6,570	3,553
Depreciation and amortization	2,707	2,412	3,708
EBITDA	(53,672)	(30,263)	(4,781)
Non-cash stock-based compensation expense	23,645	17,065	5,114
Abandonment costs (b)	—	—	3,969
Gain on sale of property and equipment (c)	—	(757)	—
Other operating expenses (d)	—	1,724	—
Facility exit and transition costs (e)	524	—	—
Restructuring (f)	1,238	—	—
Adjusted EBITDA	$(28,265)	$(12,231)	$4,302

(a)The years ended December 31, 2022, 2021 and 2020 include $0, $15.0 million and $41.5 million , respectively, of remeasurement of warrants to fair value and $2.3 million, $3.0 million and $4.1 million, respectively, of interest expenses.
(b)The year ended December 31, 2020 includes a $4.0 million one-time expense related to the abandonment of data center equipment in connection with our transition to public cloud infrastructure.
(c)The year ended December 31, 2021 includes a gain on sale of data center equipment in connection with our transition to public cloud infrastructure.
(d)Other operating expenses in the year ended December 31, 2021 consisted of expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our initial public offering.
(e)Facility exit and transition costs for the year ended December 31, 2022 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel

(f)The year ended December 31, 2022, include one-time employee termination benefits incurred in connection with the 2022 Restructuring Plan.

Revenue
Subscription
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
Cost of revenue decreased in absolute dollars from the year ended December 31, 2021 to the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, our cost of revenue was $61,871 and $62,314, respectively.
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
For the years ended December 31, 2022, 2021 and 2020, our gross margins were 63% (74% for subscription and (33)% for professional services), 62% (72% for subscription and (12)% for professional services) and 60% (73% for subscription and (17)% for professional services), respectively.
For our EE&T segment, gross margins for the years ended December 31, 2022, 2021 and 2020 were 70% (78% for subscription and (63)% for professional services), 71% (78% for subscription and (5)% for professional services) and 73% (81% for subscription and (33)% for professional services), respectively.
For our M&T segment, gross margins for the years ended December 31, 2022, 2021 and 2020 were 48% (63% for subscription and (13)% for professional services), 40% (56% for subscription and (19)% for professional services) and 36% (51% for subscription and (8)% for professional services), respectively.
Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. We expect our research and development expenses to decrease in both absolute dollars and as a percentage of revenue for the near and medium-term, as we implement our Reorganization Plans, improving efficiency and productivity while further dedicating substantial resources to develop, improve, and expand the functionality of our solutions. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.

Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs. Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses to decrease both on an absolute dollar basis and as a percentage of revenue for the near and medium-term, as we implement our Reorganization Plans, improving efficiency and productivity while we continue our focused investment to support our growth.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. We expect our general and administrative expenses to be relatively stable both on an absolute dollar basis and as a percentage of revenue for the near and medium-term, as a combined result of implementation of our Reorganization Plans and focused investment to support our growth.
We allocate overhead costs such as rent, utilities, and supplies to all departments based on relative headcount to each operating expense category.
Financial Expenses, Net
Financial expenses, net consists of interest expense accrued or paid on our indebtedness and the change in the fair value of warrants to purchase our preferred and common stock in the comparative period, net of interest income earned on our cash balances and marketable securities. Financial expenses, net also includes foreign exchange gains and losses and bank fees. We expect interest expenses to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.
We expect interest income will vary in each reporting period depending on our average cash and marketable securities balances during the period and applicable interest rates.
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
Results of Operations
The following table summarizes key components of our results of operations. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$120,190	$118,932	$1,258	1%
Media & Telecom	48,621	46,084	2,537	6%
Total revenue	168,811	165,016	3,795	2%
Cost of revenue	61,871	62,314	(443)	(1)%
Total gross profit	106,940	102,702	4,238	4%
Operating expenses:
Research and development expenses	57,387	48,376	9,011	19%
Sales and marketing expenses	59,280	45,788	13,492	29%
General and administrative expenses	45,414	39,489	5,925	15%
Restructuring	1,238	—	1,238
Other operating expenses	—	1,724	(1,724)
Total operating expenses	163,319	135,377	27,942	21%
Loss from operations	56,379	32,675	23,704	73%
Financial expenses, net	4,248	20,106	(15,858)	(79)%
Loss before provision for income taxes	60,627	52,781	7,846	15%
Provision for income taxes	7,868	6,570	1,298	20%
Net loss	$68,495	$59,351	$9,144	15%
Comparison of the Years Ended December 31, 2022 and 2021
Segments
We currently manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (71% and 72% of revenue for the year ended December 31, 2022 and 2021, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (29% and 28% of revenue for the year ended December 31, 2022 and 2021, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the years indicated:

	Year Ended December 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription	$113,551	$108,842	$4,709	4%
Professional services	6,639	10,090	(3,451)	(34)%
Total Enterprise, Education & Technology revenue	$120,190	$118,932	$1,258	1%

Total Enterprise, Education & Technology gross profit (loss):
Subscription	$88,006	$84,701	$3,305	4%
Professional services	(4,194)	(505)	(3,689)	(730)%
Total Enterprise, Education & Technology gross profit	$83,812	$84,196	$(384)	0%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $1.3 million, or 1%, to $120.2 million for the year ended December 31, 2022, from $118.9 million for the year ended December 31, 2021. The increase is mainly attributable to a $5.0 million increase in revenue from new customers, partially offset by a $3.7 million decrease from existing customers. The revenue decrease is partially attributable a reduction of approximately $1.6 million as a result of currency headwinds that occurred during the year.
EE&T subscription revenue increased by $4.7 million or 4%, to $113.6 million for the year ended December 31, 2022, from $108.8 million for the year ended December 31, 2021.
EE&T professional services revenue decreased by $3.5 million, or 34%, to $6.6 million for the year ended December 31, 2022, from $10.1 million for the year ended December 31, 2021. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.
Enterprise, Education & Technology Gross Profit
EE&T subscription gross profit increased by $3.3 million, or 4%, to $88.0 million for the year ended December 31, 2022, from $84.7 million for the year ended December 31, 2021. This increase was mainly due to a $4.7 million increase in revenue, partially offset by a $1.4 million increase in production costs.
EE&T professional services gross loss increased by $3.7 million, or 730%, to $4.2 million for the year ended December 31, 2022, from a gross loss of $0.5 million for the year ended December 31, 2021. This decrease was mainly due to a $3.5 million decrease in professional services revenue.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Year Ended December 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription	$38,929	$36,124	$2,805	8%
Professional services	9,692	9,960	(268)	(3)%
Total Media & Telecom revenue	$48,621	$46,084	$2,537	6%

Media & Telecom gross profit (loss):
Subscription	$24,375	$20,398	$3,977	19%
Professional services	(1,247)	(1,892)	645	(34)%
Total Media & Telecom gross profit	$23,128	$18,506	$4,622	25%

Media & Telecom Revenue
M&T revenue increased by $2.5 million, or 6%, to $48.6 million for the year ended December 31, 2022, from $46.1 million for the year ended December 31, 2021. The increase is mainly attributable to a $1.4 million increase in revenue from existing customers and a $1.1 million increase in revenue from new customers. The increase in revenue from existing customers also embodies an approximate revenue reduction of $2.5 million as a result of currency headwinds that occurred during the year.
M&T subscription revenue increased by $2.8 million, or 8%, to $38.9 million for the year ended December 31, 2022, from $36.1 million for the year ended December 31, 2021. The increase is mainly attributable to a $0.5 million increase related to new customers, and a $2.3 million increase from existing customers. The increase in M&T subscription revenue from existing customers also embodies an approximate revenue reduction of $2.1 million as a result of currency headwinds that occurred during the year.
M&T professional services revenue decreased by $0.3 million, or 3%, to $9.7 million for the year ended December 31, 2022, from $10.0 million for the year ended December 31, 2021.
Media & Telecom Gross Profit
M&T gross profit increased by $4.6 million, or 25%, to $23.1 million for the year ended December 31, 2022, from $18.5 million for the year ended December 31, 2021. This increase was mainly due to a $2.5 million increase in revenue, and a 8 percentage point increase in gross margin to 48% for the year ended December 31, 2022 from 40% for the year ended December 31, 2021. The increase in gross margin was attributable primarily to improvement in production costs and higher efficiency of our operations teams leading to lower compensation costs as a percentage of revenue.
M&T subscription gross profit increased by $4.0 million, or 19%, to $24.4 million for the year ended December 31, 2022, from $20.4 million for the year ended December 31, 2021.
M&T professional services gross loss decreased by $0.6 million, or 34%, to a gross loss of $1.2 million for the year ended December 31, 2022, from a gross loss of $1.9 million for the year ended December 31, 2021.
Operating Expenses
Research and Development expenses

	Year Ended December 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$43,101	$38,981	$4,120	11%
Subcontractors and consultants	5,537	3,972	1,565	39%
IT related	5,766	3,273	2,493	76%
Other	2,983	2,150	833	39%
Total research and development expenses	$57,387	$48,376	$9,011	19%

Research and development expenses increased by $9.0 million, or 19%, to $57.4 million for the year ended December 31, 2022, from $48.4 million for the year ended December 31, 2021. The increase was primarily due to a $4.1 million increase in compensation which mainly related to higher headcount and increased stock-based compensation expenses, a $1.6 million increase in subcontractors and consultants expense mainly due to fewer employees and a $2.5 million increase in IT related expenses.

Sales and Marketing expenses

	Year Ended December 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$48,021	$37,160	$10,861	29%
Marketing expenses	5,771	5,057	714	14%
Travel and entertainment	1,520	259	1,261	487%
Other	3,968	3,312	656	20%
Total sales and marketing expenses	$59,280	$45,788	$13,492	29%

Sales and marketing expenses increased by $13.5 million, or 29%, to $59.3 million for the year ended December 31, 2022, from $45.8 million for the year ended December 31, 2021. The increase was primarily due to a $9.2 million increase in compensation related to higher headcount, a $1.6 million increase in amortization of deferred commission expenses driven by accumulated higher bookings and a $1.3 million increase in travel expenses as a result of the gradual return to pre-COVID-19 pandemic levels of routine air travel among our sales personnel.
.
General and Administrative expenses

	Year Ended December 31,		Period-over-Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$30,779	$28,371	$2,408	8%
Professional fees and insurance	6,208	4,201	2,007	48%
Subcontractors and consultants	1,343	1,222	121	10%
Travel and entertainment	427	200	227	114%
Gain on sale of property and equipment	—	(757)	757
Other	6,657	6,252	405	6%
Total general and administrative expenses	$45,414	$39,489	$5,925	15%

General and administrative expenses increased by $5.9 million or 15%, to $45.4 million for the year ended December 31, 2022, from $39.5 million for the year ended December 31, 2021. The increase was primarily due to a $2.4 million increase in compensation related to higher headcount and increased stock-based compensation expenses, a $2.0 million increase in professional fees and insurance to support our operation as a public company and a $0.8 million one-time gain from the sale of data center equipment during the year ended December 31, 2021.
Restructuring
Restructuring expenses were $1.2 million for the year ended December 31, 2022, due to the 2022 Restructuring Plan being implemented in the third quarter of 2022 and primarily consisting of employee severance and related costs.
See Note 18 to our consolidated financial statements for additional details regarding the 2022 Restructuring Plan.

Other Operating Expenses
Other operating expenses were $1.7 million during the year ended December 31, 2021, and mainly related to the forgiveness of loans to certain of our directors and executive officers immediately prior to the public filing of the registration statement for our IPO, including related tax gross-up amounts payable by us to such directors and executive officers. We did not incur other operating expenses during the year ended December 31, 2022.
Financial Expenses, net
Financial expenses, net decreased by $15.9 million, or 79%, to $4.2 million for the year ended December 31, 2022, from $20.1 million for the year ended December 31, 2021. The decrease was primarily due to a $15.0 million remeasurement of warrants to fair value recorded in the year ended December 31, 2021, $1.0 million interest income associated with our investments, and $0.7 million lower interest expense due to repayment of our Revolving Credit Facility during December 2021 and principal repayments.
Provision for Income Taxes
Provision for income taxes increased by $1.3 million, or 20%, to $7.9 million for the year ended December 31, 2022, from $6.6 million for the year ended December 31, 2021, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of December 31, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.
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
If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread pandemic related to COVID-19 and its variants, the ongoing conflict between Russia and Ukraine and rising inflation and interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of December 31, 2022.
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
In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of December 31, 2022, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings. As of December 31, 2022, we had approximately $35.8 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)

Net cash used in operating activities	$(46,828)	$(22,110)
Net cash used in investing activities	(49,757)	(5,242)
Net cash provided by (used in) financing activities	(529)	143,368
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,424)	—
Net increase in cash, cash equivalents, and restricted cash	(98,538)	116,016
Cash, cash equivalents, and restricted cash at beginning of period	144,371	28,355
Cash, cash equivalents and restricted cash at end of period	$45,833	$144,371

Operating Activities
Net cash flows used in operating activities increased by $24.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Net cash used in operating activities of $46.8 million for the year ended December 31, 2022, was primarily due to $68.5 million in incremental net loss, adjusted for non-cash charges of $37.3 million, and net cash of $17.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $2.7 million, stock-based compensation expenses of $23.6 million and amortization of deferred contract acquisitions and fulfillment costs of $10.9 million. The main drivers of net cash outflows that were derived from the changes in operating assets and liabilities were related to an increase in trade receivables of $11.3 million, addition to deferred contract acquisition costs of $11.6 million, an aggregate decrease in employees accruals, accrued expenses and other liabilities of $3.8 million and an increase in prepaid expenses and other assets of $0.4 million, offset by an increase in deferred revenue of $7.5 million and an increase in trade payables of $3.1 million.
Net cash used in operating activities of $22.1 million for the year ended December 31, 2021, was primarily due to $59.4 million in incremental net loss, adjusted for non-cash charges of $43.1 million, and net cash of $5.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of remeasurement of warrants to fair value of $15.0 million, depreciation and amortization of $2.4 million, stock-based compensation expenses of $17.1 million and amortization of deferred contract acquisitions and fulfillment costs of $8.1 million. The main drivers of net cash outflows that were derived from the changes in operating assets and liabilities were related to an increase in deferred revenue of $6.3 million and an aggregate increase in employees accruals, trade payables and accrued expenses and other liabilities of $10.0 million, partially offset by an addition to deferred contract acquisition costs of $18.1 million, an increase in trade receivables of $1.1 million and an increase in prepaid expenses and other assets of $2.3 million.
Investing Activities
Net cash flows used in investing activities increased by $44.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Net cash used in investing activities of $49.8 million for the year ended December 31, 2022 was related to investment in available-for-sale marketable securities of $60.2 million, $4.8 million of capitalized internal use software, investment in restricted bank deposits of $2.6 million, and $1.2 million in capital expenditures, offset by sales and maturities of available-for-sale marketable securities of $19.0 million.
Net cash used in investing activities of $5.2 million for the year ended December 31, 2021 was related to $4.0 million of capitalized internal use software, $1.9 million in capital expenditures, and $0.1 million in purchases of intangible assets, partially offset by proceeds of $0.8 million from the sale of property and equipment.
Financing Activities
Net cash flows used in financing activities increased by $143.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Net cash used in financing activities of $0.5 million for the year ended December 31, 2022 was primarily due to $3.0 million of loan repayments and an aggregate outflow of $0.2 million due to principal payment on finance lease and payment of debt issuance costs, offset by proceeds from exercise of stock options of $2.7 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Debt obligations [1]	$8,808	$30,226	$—
Operating lease obligations [2]	3,206	9,569	14,191
Purchase obligations [3]	13,427	41,895	—
Total	$25,441	$81,690	$14,191

(1) Represents borrowings outstanding under our Term Loan Facility as of December 31, 2022, together with estimated interest payments thereon based on the interest rates in effect for such indebtedness as of December 31, 2022. See “—Liquidity and Capital Resources - Credit Facilities.”
(2) Represents the lease payments under our operating leases in the U.S. and Israel. The operating lease payments for our lease in Israel assume our exercise of the first extension option for an additional five years. See Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(3) Consists of minimum purchase commitments mainly for our use of certain cloud and other services with third-party providers with a term of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
We reported other liabilities of $5.3 million in our consolidated balance sheet at December 31, 2022, which principally consists of unrecognized tax benefits (see Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We have excluded these liabilities from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments.
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
Foreign Currency and Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Our sales are mainly denominated in U.S. dollars and Euros. A significant portion of our operating costs are in Israel, consisting principally of salaries and related personnel expenses, and facility expenses, which are denominated in NIS. These foreign currency exposures give rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS and Euros. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in NIS as well as significant portion of our revenue will continue to be denominated in Euro.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the year ended December 31, 2022, of $2.6 million due to NIS (after considering cash-flow hedges) and $3.5 million due to Euros.

Interest Rate Risk
As of December 31, 2022, we had outstanding floating rate debt obligations of $35.8 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.2 million for the year ended December 31, 2022.
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

KALTURA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kaltura, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaltura, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible and redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Tel-Aviv, Israel
February 24, 2023

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,625	$143,949
Marketable securities	41,343	—
Trade receivables	28,786	17,509
Prepaid expenses and other current assets	7,521	5,110
Deferred contract acquisition and fulfillment costs, current	10,759	9,079

Total current assets	133,034	175,647

LONG-TERM ASSETS:
Property and equipment, net	15,142	9,503
Other assets, noncurrent	3,176	2,543
Deferred contract acquisition and fulfillment costs, noncurrent	21,691	22,621
Operating lease right-of-use assets	20,814	—
Intangible assets, net	1,244	1,909
Goodwill	11,070	11,070

Total noncurrent assets	73,137	47,646

TOTAL ASSETS	$206,171	$223,293

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	5,793	2,794
Trade payables	9,437	6,480
Employees and payroll accruals	14,884	18,627
Accrued expenses and other current liabilities	16,527	18,496
Operating lease liabilities	2,355	—
Deferred revenue, current	59,841	51,689

Total current liabilities	108,837	98,086

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	1,266	1,953
Long-term loans, net of current portion	30,004	35,795
Operating lease liabilities, noncurrent	20,697	—
Other liabilities, noncurrent	2,021	2,185

Total noncurrent liabilities	53,988	39,933

TOTAL LIABILITIES	$162,825	$138,019

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2022	2021
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of December 31, 2022, and 2021; 0 shares issued and outstanding as of December 31, 2022, and 2021	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of December 31, 2022 and 2021; 142,249,619 and 134,610,294, shares issued as of December 31, 2022 and 2021, respectively; 134,564,429 and 126,925,104 outstanding as of December 31, 2022 and 2021, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of December 31, 2022 and 2021	(4,881)	(4,881)
Additional paid-in capital	439,644	412,776
Accumulated other comprehensive loss	(301)	—
Accumulated deficit	(391,129)	(322,634)

Total stockholders' equity	43,346	85,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,171	$223,293

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020

Revenue:
Subscription	$152,480	$144,966	$104,064
Professional services	16,331	20,050	16,376

Total revenue	168,811	165,016	120,440

Cost of revenue:
Subscription	40,099	39,866	28,486
Professional services	21,772	22,448	19,179

Total cost of revenue	61,871	62,314	47,665

Gross profit	106,940	102,702	72,775

Operating expenses:

Research and development	57,387	48,376	29,567
Sales and marketing	59,280	45,788	29,475
General and administrative	45,414	39,489	22,222
Restructuring	1,238	—	—
Other operating expenses	—	1,724	—

Total operating expenses	163,319	135,377	81,264

Operating loss	56,379	32,675	8,489

Financial expenses, net	4,248	20,106	46,721

Loss before provision for income taxes	60,627	52,781	55,210

Provision for income taxes	7,868	6,570	3,553

Net loss	68,495	59,351	58,763

Preferred stock accretion and cumulative undeclared dividends	—	8,241	11,934

Net loss attributable to common stockholders	$68,495	$67,592	$70,697

Net loss per share attributable to common stockholders, basic and diluted	$0.53	$0.95	$2.83

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	130,366,385	71,073,052	24,939,901

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$68,495	$59,351	$58,763
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(120)	—	—
Net unrealized losses on available-for-sale marketable securities	(181)	—	—
Other comprehensive loss	(301)	—	—
Comprehensive loss	$68,796	$59,351	$58,763

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
U.S. dollars in thousands (except share data)

	Convertible preferred Stock		Redeemable convertible preferred Stock		Common stock		Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of January 1, 2020	1,043,778	$1,921	15,779,322	$155,550	22,959,969	$2	7,685,190	$(4,881)	$(882)	$—	$—	$(204,520)	$(210,281)

Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	5,114	—	—	5,114
Issuance of common stock upon exercise of stock options	—	—	—	—	1,281,438	—	—	—	—	280	—	—	280
Reclassification to equity of warrant to common stock	—	—	—	—	—	—	—	—	—	3,057	—	—	3,057
Issuance of common stock upon business combination	—	—	—	—	1,226,515	—	—	—	—	2,578	—	—	2,578
Accretion of redeemable convertible preferred stock	—	—	—	2,641	—	—	—	—	—	(2,641)	—	—	(2,641)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(58,763)	(58,763)

Balance as of December 31, 2020	1,043,778	1,921	15,779,322	158,191	25,467,922	2	7,685,190	(4,881)	$(882)	8,388	—	(263,283)	(260,656)

Issuance of preferred stock upon exercise of warrants	—	—	27,011	1,149	—	—	—	—	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—	—	—	882	—	—	—	882
Accretion of redeemable convertible preferred stock	—	—	—	1,569	—	—	—	—	—	(1,569)	—	—	(1,569)
Redemption of redeemable convertible preferred stock upon initial public offering	—	—	—	(1,569)	—	—	—	—	—	—	—	—	—
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8	—	—	—	161,253	—	—	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	—	—	17,250,000	2	—	—	—	155,596	—	—	155,598
Conversion of warrants to common stock upon initial public offering	—	—	—	—	7,067,699	1	—	—	—	70,676	—	—	70,677
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	17,065	—	—	17,065
Issuance of common stock upon exercise of stock options, and release of restricted stock units	—	—	—	—	876,541	—	—	—	—	1,367	—	—	1,367
Net loss	—	—	—	—	—	—	—	—	—	—	—	(59,351)	(59,351)

Balance as of December 31, 2021	—	—	—	—	126,925,104	13	7,685,190	(4,881)	—	412,776	—	(322,634)	85,274

Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	23,941	—	—	23,941
Issuance of common stock upon exercise of stock options, and release of restricted stock units	—	—	—	—	7,026,070	—	—	—	—	2,927	—	—	2,927
Exercise of warrants to common stock	—	—	—	—	613,255	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(68,495)	(68,495)

Balance as of December 31, 2022	—	$—	—	$—	134,564,429	$13	7,685,190	$(4,881)	$—	$439,644	$(301)	$(391,129)	$43,346

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(68,495)	$(59,351)	$(58,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and abandonment costs	2,707	2,412	7,677
Stock-based compensation expenses	23,645	17,065	5,114
Amortization of deferred contract acquisition and fulfillment costs	10,865	8,075	4,231
Change in valuation of warrants to purchase preferred and common stock	—	15,046	41,505
Non-cash interest expense (income), net	(146)	331	263
Non-cash expenses with respect to stockholders’ loans	—	882	—
Loss (gain) on sale of property and equipment	185	(757)	—
Loss on foreign exchange	1,424	—	—
Changes in operating assets and liabilities:
Increase in trade receivables	(11,277)	(1,057)	(6,274)
Decrease (increase) in prepaid expenses and other current assets and other assets, noncurrent	429	(2,299)	(864)
Increase in deferred contract acquisition and fulfillment costs	(11,558)	(18,051)	(12,947)
Increase in trade payables	3,132	3,886	2,064
Increase (decrease) in accrued expenses and other current liabilities	(1,937)	3,756	4,964
Increase (decrease) in employees and payroll accruals	(3,743)	2,352	5,886
Increase (decrease) in other liabilities, noncurrent	(51)	(675)	635
Increase in deferred revenue	7,465	6,275	12,313
Operating lease right-of-use assets and lease liabilities, net	527	—	—

Net cash provided by (used in) operating activities	(46,828)	(22,110)	5,804

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(60,165)	—	—
Proceeds from maturities of available-for-sale marketable securities	18,985	—	—
Net cash acquired in business combination	—	—	383
Purchases of property and equipment	(1,218)	(1,876)	(1,118)
Proceeds from sale of property and equipment	—	757	—
Capitalized internal-use software development costs	(4,759)	(3,978)	(1,849)
Investment in restricted bank deposit	(2,600)	—	—
Purchase of intangible assets	—	(145)	(162)

Net cash used in investing activities	(49,757)	(5,242)	(2,746)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	—	160,425	—
Payment related to the conversion of Series F redeemable convertible preferred stock upon initial public offering	—	(1,569)	—
Proceeds from long-term loans, net of debt issuance cost	—	41,915	2,000
Repayment of long-term loans	(3,000)	(51,833)	(1,667)
Principal payments on finance leases	(136)	(1,717)	(2,354)
Proceeds from exercise of stock options	2,732	1,335	280
Payment of debt issuance costs	(125)	—	—
Payment of deferred offering costs	—	(5,188)	(106)

Net cash provided by (used in) financing activities	(529)	143,368	(1,847)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,424)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	$(98,538)	$116,016	$1,211
Cash, cash equivalents and restricted cash at the beginning of the year	144,371	28,355	27,144

Cash, cash equivalents and restricted cash at the end of the year	$45,833	$144,371	$28,355

The accompanying notes are an integral part of the consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2022	2021	2020

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$355	$1,106	$155

Lease liabilities arising from right-of-use assets	$23,712	$—	$—

Capitalized stock-based compensation cost	$296	$—	$—

Pending proceeds from option exercises	$227	$—	$—

Lease incentive recognized as leasehold improvements	$1,711	$—	$—

Conversion of warrants to common stock upon initial public offering	$—	$70,677	$—

Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	$—	$161,261	$—

Issuance of ordinary shares and warrant with respect to business combination	$—	$—	$3,799

Unpaid deferred offering costs	$—	$—	$976

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$8,873	$2,636	$1,210

Cash paid for interest	$2,301	$1,944	$3,947

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$44,625	$143,949	$27,711
Restricted cash included in other assets, noncurrent	1,208	422	644

Total cash, cash equivalents, and restricted cash	$45,833	$144,371	$28,355

The accompanying notes are an integral part of the consolidated financial statements

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
Financial Statements in U.S. Dollars
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.
Cash and Cash Equivalents
Cash equivalents are short term, highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.
Restricted Cash
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Marketable Securities
The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments - Debt Securities”. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. The Company classifies all of its debt securities as available-for-sale.
Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses on sale of investments are included in financial income, net and are derived using the specific identification method for determining the cost of securities sold.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities is included in financial income, net.
The Company’s securities are reviewed for impairment in accordance with ASC 320-10-35. If such assets are considered to be impaired, the impairment charge is recognized in earnings when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities with an unrealized loss that the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of their amortized cost basis, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet these criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while declines in fair value related to other factors are recognized in other comprehensive income (loss).
Trade Receivables
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
Derivatives and Hedging
Derivatives are recognized at fair value as either assets or liabilities in the consolidated balance sheets in accordance with ASC Topic 815, “Derivatives and Hedging.” The gain or loss of derivatives that are designated and qualify as hedging instruments in a cash flow hedge, is recorded under accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Derivatives are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.
Property and Equipment, net
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
Impairment of Long-Lived Assets
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
Intangible Assets, net
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
Goodwill
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
Leases
The Company determines if an arrangement is a lease at inception. The Company currently does not have any finance leases.
Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component. Operating lease ROU assets also include any prepaid lease payments and lease incentives. Certain lease agreements include rental payments adjusted periodically for the consumer price index (“CPI”). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted, unless the liability is reassessed for other reasons. Payments for variable lease costs are expensed as incurred and not included in the operating lease ROU assets and liabilities. For short-term leases with a term of 12 months or less, operating lease ROU assets and liabilities are not recognized and the Company records lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Many of the Company’s lease agreements provide one or more options to renew. When determining lease terms, the Company uses the non-cancellable period of the leases and do not assume renewals unless it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

Severance Pay
The majority of Kaltura Israel's agreements with its employees in Israel are in accordance with section 14 of the Israeli Severance Pay Law. Upon contribution of the full amount of the employee's monthly salary and release of the policy to the employee, no additional legal obligation exists between the parties and no additional payments are made by the Company to the employee; therefore, related assets and liabilities are not presented in the balance sheet.
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
Severance expenses recorded in Kaltura Israel for the years ended December 31, 2022, 2021 and 2020 amounted to $3,976, $3,937 and $2,565, respectively.
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
Severance expenses recorded in the U.S. for the years ended December 31, 2022, 2021 and 2020, other than one-time termination benefits detailed in Note 18, were immaterial.
Israeli Employees Defined Contribution Plan
The Company has established a pension contribution plan with respect to Kaltura Israel's employees. Under the plan, Kaltura Israel contributed up to 6.5% of each employee's monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law.
Defined contribution pension plan expenses for the years ended December 31, 2022, 2021 and 2020 amounted to $3,099, $3,108 and $2,061, respectively.
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies judgment in identifying and evaluating terms and conditions in contracts which may impact revenue recognition. To determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
1. Identify the contract with a customer
The Company considers the terms and conditions of contracts with customers and its customary business practices in identifying contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. The Company engages in formal, written, and binding contracts with its customers that create enforceable rights and obligations between the parties and state each party’s rights regarding the license and services to be transferred and the terms of payment. The Company evaluates the probability of collection of the consideration that it is entitled to receive in exchange for the subscriptions and professional services it transfers to the customer. The Company records trade receivables and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
2. Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from the Company or from third-parties, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.
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
3. Determine the transaction price
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
4. Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).
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
5. Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer. Revenue is recognized when control of the good or services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. A customer obtains control of a good or service if it has the ability to direct the use of and obtain substantially all of the remaining benefits from the good or service.
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
Amortization of sales commissions are consistent with the pattern of revenue recognition of each performance obligation and are included in sales and marketing expense in the consolidated statements of operations.
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
Research and Development Costs
Research and development costs are charged to the statements of operations as incurred, except to the extent that such costs are associated with internal-use software that qualifies for capitalization.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Internal-Use Software
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
When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of internal-use software. If the net book value is not expected to be fully recoverable, internal-use software would be impaired to its fair value. During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $5,115, $4,838 and $1,893 of software development costs, respectively. No impairment was recorded for the years ended December 31, 2022, 2021 and 2020.
Advertising Costs
Advertising costs are expensed as incurred and include marketing activities, demand generation, events, public relations and brand-building activities. Advertising costs for the years ended December 31, 2022, 2021 and 2020, amounted to $5,767, $5,057 and $3,143, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.
Stock-Based Compensation
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
Business Combination
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
Income Taxes
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
The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return (see also Note 11).
Net Loss per Share Attributable to Common Stockholders
The Company's basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Prior to the completion of the Company's initial public offering in July 2021 (“IPO”), the Company computed net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholder for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its convertible preferred stock to be participating securities as the holders of the convertible preferred stock would be entitled to dividends that would be distributed to the holders of common stock, on a pro-rata basis, assuming the conversion of all outstanding shares of convertible preferred stock into common stock. These participating securities did not contractually require the holders of such stock to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, restricted cash and trade receivables.
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
Major customer data as a percentage of total revenues:
The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Year ended December 31,
	2022		2021		2020

Customer A (Media and Telecom)	*)	—	*)	—	11.60%

*) Represents an amount that is lower than 10% of the Company’s total revenue.
Fair Value of Financial Instruments
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
Legal Contingencies
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

Recently Adopted Pronouncements
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
The Company adopted the guidance on January 1, 2022 using a modified retrospective transition approach. It applied Topic 842 to all leases as of January 1, 2022 without adjusting the comparative periods presented. The Company elected to adopt the practical expedients permitted under the transition guidance within the new guidance and carried forward the historical accounting relating to lease identification and classification, remaining lease terms, and initial direct costs. Upon adoption, the Company recognized operating lease right-of-use assets and corresponding lease liabilities of $823. The adoption of Topic 842 did not have a material impact to the Company’s results of operations or cash flows. See Note 7, Leases, for further information.
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
Recent Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company does not expect that ASU 2016-13 will have a material impact on its consolidated financial statements and related disclosures.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables present disaggregated revenue by category:

	Year Ended December 31, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$113,551	94.5%	$38,929	80.1%
Professional services	6,639	5.5%	9,692	19.9%

	$120,190	100%	$48,621	100%

	Year Ended December 31, 2021
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$108,842	91.5%	$36,124	78.4%
Professional services	10,090	8.5%	9,960	21.6%

	$118,932	100%	$46,084	100%

	Year Ended December 31, 2020
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$74,473	92.6%	$29,591	74.0%
Professional services	5,976	7.4%	10,400	26.0%

	$80,449	100%	$39,991	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Contract Balances
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
Substantially all the revenue that was included in the deferred revenue, current as of January 1, 2022, was recognized as revenue during 2022.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $171,660, which consists of both billed consideration in the amount of $61,107 and unbilled consideration in the amount of $110,553 that the Company expects to recognize as revenue and was yet recognized on the balance sheet. The Company expects to recognize 60% of its remaining performance obligations as revenue in the year ending December 31, 2023, and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	December 31,
	2022	2021	2020

Beginning balance	$26,274	$17,683	$9,015
Additions to deferred contract acquisition costs during the period	10,037	15,594	11,997
Amortization of deferred contract acquisition costs	(9,383)	(7,003)	(3,329)

Ending balance	$26,928	$26,274	$17,683

Deferred contract acquisition costs, current	$8,979	$7,671	$4,788
Deferred contract acquisition costs, noncurrent	17,949	18,603	12,895

Total deferred costs to obtain a contract	$26,928	$26,274	$17,683

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2022		2021		2020

Beginning balance	$5,426		$4,041		$3,993
Additions to deferred costs to fulfill a contract during the period	1,578		2,457		950
Amortization of deferred costs to fulfill a contract	(1,482)		(1,072)		(902)
		$—		—
Ending balance	$5,522		$5,426		$4,041

Deferred fulfillment costs, current	$1,780		$1,408		$1,060
Deferred fulfillment costs, noncurrent	3,742		4,018		2,981

Total deferred costs to fulfill a contract	$5,522		$5,426		$4,041
NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of December 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,305	$—	$(66)	$9,239
Municipal securities	1,751	—	(4)	1,747
U.S. Treasury	16,306	—	(111)	16,195
Commercial paper	11,237	—	—	11,237
Agency bonds	2,925	1	(1)	2,925
	$41,524	$1	$(182)	$41,343
Based on the available evidence, the Company concluded that the gross unrealized losses on the marketable securities as of December 31, 2022 are temporary in nature. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income during the periods presented.

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

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	December 31, 2022	December 31, 2021

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$16,489	$—

Short-term marketable securities:
Corporate bonds	Level 2	$9,239	$—
Municipal securities	Level 2	$1,747	$—
U.S. Treasury	Level 2	$16,195	$—
Commercial paper	Level 2	$11,237	$—
Agency bonds	Level 2	$2,925	$—

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$120	$—
Prior to the Company's IPO, the warrants to purchase preferred and common stock were measured at fair value using Level 3 inputs upon issuance and at each reporting date. Inputs used to determine the estimated fair value of the warrants to purchase preferred and common stock as of the valuation date included expected term, the risk-free interest rate, volatility, and the fair value of underlying shares.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The following table sets forth a summary of the changes in the fair value of the warrants to purchase preferred and common stock:

	Year Ended December 31,
	2021	2020

Balance at January 1	$56,780	$17,111
Issuance of warrants	—	1,221
Reclassification of warrant to common stocks to equity	—	(3,057)
Reclassification of warrant to preferred stocks to mezzanine equity	(1,149)	—
Change in fair value of warrants	15,046	41,505
Conversion of warrants to common stock upon initial public offering	(70,677)	—

Balance at December 31,	$—	$56,780
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 6: DERIVATIVES AND HEDGING
The Company enters into forward, put and call option contracts to hedge certain forecasted payroll costs denominated in NIS against exchange rate fluctuations of the U.S. dollar for a period of up to twelve months. The Company recorded the cash flows associated with these derivatives under operating activities. The Company does not use derivative instruments for trading or speculative purposes.
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $8,345 as of December 31, 2022. The fair value of the Company’s outstanding contracts amounted to a liability of $120 as of December 31, 2022. These liabilities were recorded under accrued expenses and other current liabilities. Loss of $1,418 was reclassified from accumulated other comprehensive loss during the year ended December 31, 2022. Such loss was reclassified from accumulated other comprehensive loss when the related expenses were incurred. The Company had no outstanding contracts designated as hedging instruments as of December 31, 2021.
Effect of Foreign Currency Contracts on the Consolidated Statements of Operations
The effect of foreign currency contracts on the consolidated statements of operations during the year ended December 31, 2022 was as follows:

Statement of Operations Location:	Year Ended December 31, 2022

Cost of revenue	$230
Research and development	727
Sales and marketing	190
General and administrative	249
Restructuring	22

Total	$1,418

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 7: LEASES
The Company leases its office facilities under non-cancelable agreements that expire at various dates through July 2027.
During the fourth quarter of 2021, the Company entered into a non-cancelable operating lease agreement for an office that contains approximately 13,815 square feet in New York, New York (the "Lease"). For accounting purposes under ASC 842, the Lease commenced on January 11, 2022, resulting in a recording of a $4,108 right-of-use operating lease asset and operating lease liability.
On April 6, 2022, the Company entered into a new lease agreement as tenant related to a property in Israel (the "Lease"). The Lease provides that the Company will lease a new building containing approximately 5,926 square meters (approximately 63,784 square feet) . The initial lease term is approximately 5.5 years with two options to extend of five years each. The Company believes that it is reasonably certain that it will exercise the option for the first extension period, and accordingly includes this extension period as part of the lease term. For accounting purposes under ASC 842, the Lease commenced on June 22, 2022, resulting in the recording of a $19,586 right-of-use operating lease asset and operating lease liability.
Components of operating lease expense were as follows:

Year Ended December 31, 2022

Operating lease cost	$2,827
Short-term lease cost	417
Variable lease cost	20

Total	$3,264
Rent expenses under the previous lease accounting standard were $2,278 and $2,152 during the year ended December 31, 2021 and 2020, respectively.
Supplementary cash flow information related to operating leases was as follows:

Year Ended December 31, 2022

Cash paid for operating leases	$1,845

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
As of December 31, 2022, the weighted-average discount rate is 4.8% and the weighted-average remaining term is 9.0 years. Maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows:

Year Ending December 31,

2023	$3,206
2024	3,131
2025	3,188
2026	3,250
2027	2,817
2028 and thereafter	11,372
Total operating lease payments	26,964
Less: imputed interest	3,912
Total operating lease liabilities	$23,052
As of December 31, 2021, the minimum lease payments under operating leases, including payments for leases which had not commenced, were as follows:

Year Ending December 31,	Rental of premises

2022	$1,317
2023	788
2024	806
2025	862
2026	919
2027	548

Total	$5,240
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026.
The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of December 31, 2022:

Year ended December 31,

2023	13,592
2024	14,552
2025	13,093
2026	14,250

Total purchase commitment	$55,487

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
NOTE 9: CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021

Prepaid expenses	$3,369	$3,858
Government institutions	422	576
Restricted bank deposits	2,600	—
Other current assets	1,130	676

	$7,521	$5,110

Property and Equipment, net
Composition of property and equipment is as follows:

	December 31,
	2022	2021
Cost:
Computers and peripheral equipment	$4,323	$3,668
Office furniture and equipment	551	745
Leasehold improvements	1,965	513
Finance leases of computers and peripheral equipment	253	253
Internal use software	12,095	6,980

	19,187	12,159

Accumulated depreciation	(4,045)	(2,656)

Depreciated cost	$15,142	$9,503

Depreciation expenses for the years ended December 31, 2022, 2021 and 2020 were $2,042, $1,407 and $2,791, respectively.
During the year ended December 31, 2022, the Company recorded a loss of $185, mainly due to disposal of leasehold improvements associated with moving to the Company's temporary office in Israel. The loss consisted of property, plant and equipment in a gross amount of $826, and accumulated depreciation of $641.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Other assets, noncurrent

	December 31,
	2022	2021

Restricted cash	$1,208	$422
Severance pay fund	1,855	1,968
Other	113	153

	$3,176	$2,543

Accrued expenses and other current liabilities

	December 31,
	2022	2021

Accrued expenses	$7,471	$7,240
Accrued taxes	7,966	9,525
Derivative instruments	120	—
Other current liabilities	970	1,731

	$16,527	$18,496

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET
The carrying amounts and accumulated amortization expenses of the intangible assets, as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	2.25	$4,700
Customer relationship	5.25	$2,419
Tradename	0.42	$980

		$8,099
Accumulated amortization and impairments:
Technology		$(3,749)
Customer relationship		$(2,203)
Tradename		$(903)

		$(6,855)

Intangible assets, net		$1,244

	December 31, 2021
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	3.25	$4,700
Customer relationship	3.87	2,419
Tradename	1.42	980

		8,099
Accumulated amortization and impairments
Technology		(3,323)
Customer relationship		(2,049)
Tradename		(818)

		(6,190)

Intangible assets, net		$1,909

During the year ended December 31, 2022, 2021 and 2020, the Company recorded amortization expenses in the amount of $665, $1,005 and $917, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The estimated future amortization expense of intangible assets as of December 31, 2022, is as follows:

December 31,

2023	555
2024	478
2025	148
2026	50
2027	13

$1,244

Goodwill was $11,070 at December 31, 2022 and December 31, 2021 with $9,381 allocated to the M&T segment and $1,689 to the EE&T segment. There were no changes in the carrying amount of goodwill for the year ended December 31, 2022.
NOTE 11: INCOME TAXES
The Company's subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.

Loss before taxes on income is comprised as follows:

	Year Ended December 31,
	2022	2021	2020

Domestic	$66,346	$75,259	$67,540
Foreign	(5,719)	(22,478)	(12,330)

Loss before taxes on income	$60,627	$52,781	$55,210

The provision for income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020

Federal	$—	$—	$—
State	88	65	57
Foreign	7,780	6,505	3,496

Total provision for income taxes	$7,868	$6,570	$3,553

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022 and 2021, the Company has provided a full valuation allowance in respect of deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2022	2021

Deferred tax assets:

Net operating losses carryforward	$71,887	$76,950
Disallowed business interest expense	$4,760	$4,404
Capitalized R&D costs	16,322	—
Reserves & accruals	1,489	1,762
Deferred revenue	283	205
Lease liability	1,009	—
Stock based compensation	2,710	481
Other assets	49	—

Deferred tax assets before valuation allowance	98,509	83,802
Valuation allowance	(84,795)	(75,051)

Total deferred tax assets	$13,714	$8,751

Deferred tax liabilities:

Acquired Intangible Assets	(798)	(696)
Deferred contract acquisition and fulfillment costs	(8,782)	(6,607)
Internal use software	(3,073)	(1,418)
Operating lease right-of-use assets	(923)	—
Property and equipment	(138)	(30)

Total deferred tax liabilities	$(13,714)	$(8,751)

Total net deferred tax assets	$—	$—

As of December 31, 2022, the U.S. parent company had a net U.S. operating loss carry forward ("NOLs") for federal income tax purposes of approximately $277,496 and U.S. state NOLs of approximately $172,429. Out of the operating losses attributed to the U.S. parent company, $169,095 were generated before January 1, 2018, and are subject to the 20-year carryforward period. The remaining $108,401 can be carried forward indefinitely but are subject to the 80% taxable income limitation.

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
A reconciliation of the Company's theoretical income tax expense to actual income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020

Loss before tax as reported at the consolidated statement of operations	$60,627	$52,781	$55,210

Statutory tax rate	21%	21%	21%

Theoretical tax benefit	$12,732	$11,084	$11,594

Non-deductible expenses and other permanent differences	154	403	269
Remeasurement of warrants to Fair Value	—	3,160	8,716
Stock based compensation	2,193	3,651	1,081
Change in valuation allowance	9,745	13,232	3,300
State taxes, net of federal benefit	4,946	(3,700)	—
Income tax at rate other than the U.S. statutory tax rate	3,045	320	1,786
Exchange rate differences	332	(100)	(113)
Other	185	688	108

Total tax expenses	$7,868	$6,570	$3,553

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, a comprehensive tax law that includes significant changes to the taxation of business entities. These changes include several key tax provisions, among others: (i) a permanent reduction to the statutory federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017; (ii) a partial limitation on the tax deductibility of business interest expenses; (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time deemed repatriation tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. In addition, begging in 2022, U.S research and experimental expenditures should be capitalized and amortized ratably over a five-year period, Any such expenditures attributable to research conducted outside of the U.S must be capitalized and amortized over a-15 year period.
The Israeli corporate tax rate was 23% for the years ended December 31, 2022, 2021 and 2020. However, the effective tax rate payable by a company that derives income from a "Benefited Enterprise" or a "Preferred Enterprise" (as discussed below) may be considerably less. Capital gains derived by an Israeli company are generally subject to the prevailing corporate tax rate.
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
As of December 31, 2022, approximately $536 was derived from tax exempt profits earned by Kaltura Israel's "Beneficiary Enterprise." The Company and its Board of Directors have determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by Kaltura Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to Kaltura Israel's "Beneficiary Enterprise" as such income is essentially permanently reinvested.
If Kaltura Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of up to $134 would be incurred as of December 31, 2022.
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
The Company indefinitely reinvests earnings from its foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. The Company has not provided foreign withholding taxes for any undistributed earnings of its foreign subsidiaries.
Generally, in U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. Kaltura Israel received final tax assessments through 2016 while the rest of the Company's subsidiaries did not have any final tax assessments as of December 31, 2022.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

A reconciliation of the opening and closing amounts of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits

Balance as of January 1, 2020	$2,665

Increases related to prior years' tax positions	311
Increases related to current years' tax positions	887

Balance as of December 31, 2020	$3,863

Decreases related to prior years' tax positions	(107)
Increases related to current years' tax positions	738

Balance as of December 31, 2021	4,494

Decreases related to prior years' tax positions	(313)
Increases related to current years' tax positions	1,145

Balance as of December 31, 2022	$5,326

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $5,326 and $4,494 as of December 31, 2022 and 2021.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had accrued $467 and $313 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for years subsequent to 2007 remain open to examination. In the Company’s foreign jurisdictions – Israel and the United Kingdom – the tax years subsequent to 2016 remain open to examination. The Company is currently under audit in Israel.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2022	2021	2020

Numerator:
Net loss	$68,495	$59,351	$58,763
Preferred stock accretion and cumulative dividends	—	8,241	11,934

Total loss attributable to common stockholders	$68,495	$67,592	$70,697
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	130,366,385	71,073,052	24,939,901

Net loss per share attributable to common stockholders, basic and diluted	$0.53	$0.95	$2.83

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2022	2021	2020

Convertible and redeemable and convertible preferred stock	—	—	16,823,100
Warrants to purchase preferred and common stock	—	—	6,777,275
Outstanding stock options and RSUs	33,457,465	37,627,380	31,981,404

Total	33,457,465	37,627,380	55,581,779
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Year Ended December 31, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$120,190	$48,621	$168,811

Gross profit	$83,812	$23,128	$106,940

Operating expenses			163,319
Financial expenses, net			4,248
Provision for income taxes			7,868

Net loss			$68,495

	Year Ended December 31, 2021
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$118,932	$46,084	$165,016

Gross profit	$84,196	$18,506	$102,702

Operating expenses			135,377
Financial expenses, net			20,106
Provision for income taxes			6,570

Net loss			$59,351

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

Geographical information
Revenue by location is determined by the billing address of the customer. Total revenues from external customers on the basis of the Company's geographical areas are as follows:

	Year Ended December 31,
	2022	2021	2020

United States (“US”)	$91,923	$96,464	$68,781
Europe, the Middle East and Africa (“EMEA”)	58,026	51,077	37,592
Other	18,862	17,475	14,067

	$168,811	$165,016	$120,440

No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.
The following table presents long-lived assets as of December 31, 2022 and 2021, based on geographical areas which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2022	2021

US	$15,752	$7,690
Israel	19,995	1,408
Rest of world	209	405

	$35,956	$9,503

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 14: LONG-TERM LOAN
In January 2021, the Company entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).
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
Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2022, the current rate of interest under the Credit Facilities was equal to a rate per annum of 8.23%, consisting of 4.73% (the 3-month LIBOR rate as of December 31, 2022) and the margin of 3.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of December 31, 2022, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year ended December 31,

2023	6,000
2024	30,000

$36,000

The carrying amounts of the loans approximate their fair value.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 15: STOCKHOLDERS' EQUITY
Preferred Stock
In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized preferred stock to 20,000,000 shares of preferred stock, all with a par value of $0.0001 per share.
Common Stock
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
The Company has the following common stock reserved for future issuance:

December 31, 2022
Outstanding options	25,988,465
Outstanding RSUs	7,469,000
Shares reserved under 2021 Plan	5,492,262

Total	38,949,727
On October, 6, 2022, 613,255 warrants to common stock were exercised into 613,255 shares of common stock.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Effective upon the effectiveness of the registration statement for the IPO, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”, and together with the Old Plans, the "Plans"). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock or cash-based awards to the Company’s officers, directors, employees, advisors, and consultants. The number of shares of common stock initially reserved for issuance under the 2021 Plan was 8,500,000 shares. in addition, certain shares of common stock subject to awards under the Old Plans, such as those subject to expirations, terminations, exercise and tax-related withholding, or failures to vest, will become available for issuance under the 2021 Plan.
The number of shares of common stock available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the lesser of:
•5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year; and
•Such smaller number of shares of common stock as is determined by the Board of Directors.
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
On January 1, 2022, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 6,346,255 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2022	32,702,963	$3.98	8.34	$38,894

Granted	—	$—
Exercised	(4,393,437)	$0.66		$5,272
Forfeited	(2,321,061)	$3.71

Outstanding as of December 31, 2022	25,988,465	$4.56	7.75	$6,285

Exercisable options at end of the year	16,618,550	$2.29	7.57	$6,230

The fair value of each service-based award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	2021	2020

Expected volatility	62%	50%
Risk-free interest rate	1.31% - 1.34%	0.4% - 0.8%
Dividend yield	—%	—%
Expected life	5.81	5.83

These assumptions and estimates were determined as follows:
(1)Fair value of common stock – Prior to the IPO, the fair value was determined by the Company's Board of Directors, with input from management and assisted by valuation reports prepared by a third-party valuation specialist. After the IPO, the fair value of the common stock underlying the options was the Company’s closing stock price on the Nasdaq Global Select Market on the grant date.
(2)Risk-free interest rate - The risk-free rate for the expected term of the options is based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the employee share option awards.
(3)Expected life - The expected life represents the period that options are expected to be outstanding. For option grants that are considered to be "plain vanilla," the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
(4)Expected volatility - The expected volatility is based on historical volatility over the most recent period commensurate with the expected term of the option. As the Company has a short trading history for its common stock, when the Company's trading period is shorter than the expected term, the expected volatility is derived from the average historical share volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business over a period equivalent to the option’s expected term.
(5)Expected dividend yield - The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
The weighted average grant-date fair value of the service-based awards granted in the years ended December 31, 2021, and 2020 was $2.45 and $3.80 per option, respectively. The total grant-date fair value of the service-based awards that vested during the years ended December 31, 2022, 2021 and 2020, was $12,763, $13,152 and $3,615, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020, was $5,437 and $8,842, respectively.
The fair value of each market-based award is estimated on the date of grant using the Monte Carlo model that uses the assumptions noted in the following table:

2020

Expected volatility	41%
Risk-free interest rate	0.94%
Dividend yield	—%

(1)Expected volatility - Because the Company had no trading history of its shares of common stock, the expected volatility was derived from the average historical share volatilities of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business over a period equivalent to the option's expected term.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(2)Risk-free interest rate - The risk-free rate for the expected term of the options is based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the employee share option awards.
The weighted average fair value of the market-based awards granted in the year ended December 31, 2020, was $2.26 per option. These costs are expected to be recognized over a weighted-average period of approximately five and a half years from December 2020.
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2022:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	4,924,417	$4.38
RSUs granted	7,052,593	$1.92
RSUs vested	(2,632,633)	$3.20
RSUs forfeited	(1,875,377)	$3.43
Unvested and Outstanding as of December 31, 2022	7,469,000	$2.72

Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$1,376	$877	$335
Research and development	4,268	2,798	1,251
Sales and marketing	3,711	2,173	1,639
General and administrative	14,290	11,217	1,889

Total expenses	$23,645	$17,065	$5,114

As of December 31, 2022, there were $41,374 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
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
NOTE 16: SELECTED STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2022	2021	2020

Financial income:

Interest income	$962	$5	$18

	962	5	18
Financial expenses:

Bank fees	160	530	370
Remeasurement of warrants to fair value	—	15,046	41,505
Interest expense	2,301	2,979	4,091
Foreign currency translation adjustments, net	1,959	1,136	666
Other	790	420	107

	5,210	20,111	46,739

Financial expenses, net	$4,248	$20,106	$46,721

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, during the year ended December 31, 2022:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2021	$—	$—	$—
Other comprehensive loss before reclassifications	(181)	(1,643)	(1,824)
Net realized losses reclassified from accumulated other comprehensive income	—	1,523	1,523
Other comprehensive loss	(181)	(120)	(301)
Balance as of December 31, 2022	$(181)	$(120)	$(301)

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
There was no accumulated other comprehensive loss activity during the year ended December 31, 2021.
NOTE 18: RESTRUCTURING ACTIVITIES
2022 Restructuring Plan
On August 7, 2022, the Board of Directors of the Company approved a cost-reduction and re-organization plan (the "2022 Restructuring Plan") that included, among other things, downsizing around 10% of the Company's employees.
During the year ended December 31, 2022, in connection with the 2022 Restructuring Plan, the Company recorded expenses of $1,238, all for one time employee termination benefits. The Company does not expect to incur additional costs related to the 2022 Restructuring Plan.
The following table is a reconciliation of the beginning and ending restructuring liability for the year ended December 31, 2022, related to the 2022 Restructuring Plan:

	EE&T	M&T	Total
Balance as of December 31, 2021	$—	$—	$—
Accrual and accrual adjustments	1,012	226	1,238
Cash payments	(739)	(224)	(963)
Balance as of December 31, 2022	$273	$2	$275
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the consolidated balance sheet as of December 31, 2022.
2023 Reorganization Plan
On January 3, 2023, after the balance sheet date, the Board of Directors of the Company approved a re-organization plan (the “2023 Reorganization Plan”) that included, among other things, downsizing approximately 11% of the Company’s current workforce and adapting the Company's organizational structure, roles, and responsibilities accordingly. The 2023 Restructuring Plan is focused on realigning the Company’s operations to further increase efficiency and productivity, in reaction to the worsening economic climate and outlook. The 2023 Restructuring Plan's main objectives are to position the Company for lower demand, spend, and available budgets from prospects across the Company's market segments, align the Company's business strategy in light of these market conditions and support the Company’s growth initiatives and return path to profitability. In connection with the 2023 Reorganization Plan, the Company expects to incur net pre-tax charges of approximately $1,000, primarily for severance and related costs, all of which are expected to be expensed in the first quarter of 2023. All of these charges are expected to result in cash expenditures. The 2023 Reorganization Plan is expected to be substantially completed in the first half of 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, such disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent Quarterly Reports on Form 10-Q filed prior to this Annual Report on Form 10-K, we had identified a material weakness in our internal control over financial reporting. In particular, we had concluded that we did not have effective controls over the estimation of fair value in connection with stock-based compensation expenses and re-measurement of liabilities in connection with warrants to purchase preferred and common stock. As a result, we restated our consolidated financial statements as of and for the year ended December 31, 2020.

Management was actively engaged in remediating the above-described material weakness since March 2021. The remediation measures we implemented include hiring additional dedicated and experienced technical resources to strengthen our corporate oversight over financial reporting and controls associated with complex accounting matters. We also conducted an evaluation of the tools and external service providers we utilize in connection with the estimation of fair value. In addition, following the IPO, we utilize the market price of our publicly-traded common stock in our calculation of fair value in connection with stock-based compensation expenses.

Upon designing and performing ongoing testing to ensure internal controls operational effectiveness as part of Sox-404a implementation, the management has concluded that the material weakness described above has been remediated. The applicable controls have been in place for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

Changes in internal control over financial reporting

Except as described above in “Remediation of Previously Disclosed Material Weakness”, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
On February 23, 2023, the Company and the respective executive officer entered into amendments (the “Amendments”) to (i) the Employment Agreement, dated as of May 1, 2012, as amended, by and between Kaltura Ltd. and Ron Yekutiel, the Company’s Chairman and Chief Executive Officer (the “Yekutiel Employment Agreement”), (ii) the Consulting Agreement, dated as of January 1, 2018, as amended, by and between the Company and Mr. Yekutiel (the “Yekutiel US Consulting Agreement”), (iii) the Consulting Agreement, dated as of May 1, 2014, as amended, by and between Kaltura Europe Limited and Mr. Yekutiel (the “Yekutiel UK Consulting Agreement), (iv) the Employment Agreement, dated as of June 18, 2017, as amended, by and between Kaltura Ltd. and Yaron Garmazi, the Company’s Chief Financial Officer (the “Garmazi Employment Agreement”), and (v) the Employment Agreement, dated as of April 1, 2018, as amended, by and between Kaltura Ltd. and Michal Tsur, the Company’s President and Chief Marketing Officer (the “Tsur Employment Agreement”).
Pursuant to the Amendments, under the Company’s 2023 Executive Compensation Plan, Mr. Yekutiel, Dr. Tsur and Mr. Garmazi will receive up to 264,365, 152,245 and 168,528 restricted stock units, respectively (the “MBO RSUs”) under the Company’s 2021 Incentive Award Plan (the “2021 Plan”), which shall vest in full based upon achievement of 100% of certain performance targets set forth in the 2023 Executive Compensation Plan, and be eligible to earn additional annual “stretch” bonuses of up to $188,360, $108,474 and $120,076, respectively, which shall be paid in cash upon achievement of such performance targets above 100% attainment; all, subject to and in accordance with the satisfaction of the aforementioned performance targets. Following the end of the applicable year, the Compensation Committee of the Board of Directors of the Company will evaluate achievement of the performance targets and determine the number of MBO RSUs that will vest, and the amount of annual “stretch” bonuses that will be paid to each executive.
Further, the Amendments provide that under the 2021 Plan, each of Mr. Yekutiel, Dr. Tsur and Mr. Garmazi would be entitled to receive 1,622,238, 553,618 and 766,036 restricted stock units, respectively (the “LTI RSUs”). The LTI RSUs vest in quarterly installments over a two-year period commencing as of January 1, 2023 with the first quarterly vesting date on April 1, 2023, subject to continued employment through the vesting date. In the event of a termination of service of any executive without Cause or by the executive for Good Reason (each as defined in the applicable award agreement) during the twelve (12) month period immediately following a Change in Control (as defined in the 2021 Plan), the LTI RSUs held by such executive will become vested in full on the date of such termination.
The foregoing descriptions of the Amendments are not complete and are qualified in their entirety by reference to the full and complete terms contained in the respective Amendment, copies of which are filed as Exhibits 10.17, 10.18, 10.19, 10.20 and 10.21, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Ron Yekutiel	50	Chairman, Chief Executive Officer and Director
Yaron Garmazi	58	Chief Financial Officer
Michal Tsur	50	President and Chief Marketing Officer

Non-Employee Directors
Richard Levandov	68	Director
Shay David	50	Director
Ronen Faier	52	Director
Naama Halevi Davidov	51	Director
Eyal Manor(1)	49	Director

(1) Commencing January 25, 2023.
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
Eyal Manor has served on our board of directors since January 2023. Mr. Manor has served as Chief Product & Engineering Officer at Twilio since November 2021, overseeing the execution of Twilio’s CPaaS and Segment's CDP future product roadmap. Prior to that, since 2016 to November 2021 Mr. Manor served at various positions at Google, most recently as Vice President & General Manager at Google Cloud, where he led a portfolio of technologies, including Kubernetes, Serverless Developer Platforms, Marketplace, and other products. In his previous roles with Google, Mr. Manor was VP of Engineering in YouTube and spearheaded the development of Advertising products. Before joining Google, Mr. Manor founded Voice and Video SaaS streaming startup and was in an IAF Research Group. Mr. Manor received a Bachelor of Arts in Economics from the Tel Aviv University in 1994. Mr. Manor was selected to serve on our board of directors because of his vast experience in building successful SaaS products and innovative platform technologies.
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
The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included under the headings “Executive Compensation” and, if applicable, “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Item 8 herein.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	7/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	7/23/2021
4.1	Specimen Stock Certificate of Kaltura, Inc,	S-1/A	333-253699	4.1	3/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	3/23/2021
4.3	Description of Capital Stock.	10-K	001-40644	4.4	2/25/2022
4.4	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-40644	4.1	08/08/2022
10.1	Credit Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the several banks and other financial institutions or entities from time to time party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and SVB, as Administrative Agent.	S-1/A	333-253699	10.1	3/26/2021
10.2	First Amendment to Credit Agreement, dated as of June 29, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	S-1/A	333-253699	10.1	7/12/2021
10.3	Second Amendment to Credit Agreement, dated as of December 20, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-K	001-40644	10.3	2/25/2022

10.4	Guarantee and Collateral Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the other Grantors referred to therein, and Silicon Valley Bank, as administrative agent.	S-1/A	333-253699	10.2	3/26/2021
10.5	Debenture, dated as of January 14, 2021, by and among Kaltura Europe Limited and Kaltura, Inc., as Original Chargors, and Silicon Valley Bank, as Administrative Agent, as supplemented.	S-1/A	333-253699	10.3	3/26/2021
10.6†	Kaltura, Inc. 2007 Israeli Share Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.4	3/23/2021
10.7†	Kaltura, Inc. 2007 Stock Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.5	3/23/2021
10.8†	Kaltura, Inc. 2017 Equity Incentive Plan and form of option agreements thereunder.	S-1/A	333-253699	10.6	3/23/2021
10.9†	Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.7	3/23/2021
10.10†	Form of Stock Option Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.8	3/23/2021
10.11†	Form of Restricted Stock Unit Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.9	3/23/2021
10.12†	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	8-K	001-40644	10.1	04/05/2022
10.13†	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	8-K	001-40644	10.2	04/05/2022
10.14†	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	8-K	001-40644	10.3	04/05/2022
10.15†	Employment Agreement, dated as of June 18, 2017, by and between Kaltura Ltd. and Yaron Garmazi, as amended.	8-K	001-40644	10.4	04/05/2022
10.16†	Employment Agreement, dated as of April 1, 2018, by and between Kaltura Ltd. and Michal Tsur, as amended.	8-K	001-40644	10.5	04/05/2022
10.17†#	Amendment to Employment Agreement, dated as of February 23, 2023, by and between Kaltura Ltd and Ron Yekutiel					*
10.18†#	Amendment to Consulting Agreement, dated as of February 23, 2023, by and between Kaltura Inc and Ron Yekutiel					*
10.19†#	Amendment to Consulting Agreement, dated as of February 23, 2023, by and between Kaltura Europe Limited and Ron Yekutiel					*
10.20†#	Amendment to Employment Agreement, dated as of February 23, 2023, by and between Kaltura Ltd and Yaron Garmazi					*
10.21†#	Amendment to Employment Agreement, dated as of February 23, 2023, by and between Kaltura Ltd and Michal Tsur					*
10.22†	Kaltura, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-253699	10.17	3/23/2021
10.23†	Form of RSU Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.20	02/25/2022
10.24†	Form of Stock Option Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.21	02/25/2022
10.25	Form of Indemnification Agreement between Kaltura, Inc. and its directors and officers.	S-1/A	333-253699	10.18	3/23/2021

21.1	List of Subsidiaries of Kaltura, Inc.	*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.
# The annex has been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a supplemental copy of the annex to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: February 24, 2023	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ron Yekutiel	Chairman and Chief Executive Officer and Director	February 24, 2023
Ron Yekutiel	(principal executive officer)
/s/ Yaron Garmazi	Chief Financial Officer	February 24, 2023
Yaron Garmazi	(principal financial officer and principal accounting officer)

/s/ Richard Levandov	Director	February 24, 2023
Richard Levandov

/s/ Shay David	Director	February 24, 2023
Shay David

/s/ Ronen Faier	Director	February 24, 2023
Ronen Faier

/s/ Naama Halevi Davidov	Director	February 24, 2023
Naama Halevi Davidov

/s/ Eyal Manor	Director	February 24, 2023
Eyal Manor