Form 10-Q
period 2023-03-31
KALTURA INC
filed 2023-05-09
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 1, 2023 was 136,410,870.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following risks and the other important factors discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023:

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

•Political, economic, and military conditions in Ukraine, Russia and other countries following the Russian invasion to Ukraine, or political, economic, and military conditions in Israel and in other regions at which we operate, or changes in the business environment in those regions, could materially and adversely affect our business;

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

•In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,576	$44,625
Marketable securities	34,393	41,343
Trade receivables	18,233	28,786
Prepaid expenses and other current assets	8,077	7,521
Deferred contract acquisition and fulfillment costs, current	10,685	10,759

Total current assets	112,964	133,034

LONG-TERM ASSETS:
Marketable securities	1,024	—
Property and equipment, net	18,713	15,142
Other assets, noncurrent	2,981	3,176
Deferred contract acquisition and fulfillment costs, noncurrent	20,536	21,691
Operating lease right-of-use assets	17,444	20,814
Intangible assets, net	1,077	1,244
Goodwill	11,070	11,070

Total noncurrent assets	72,845	73,137

TOTAL ASSETS	$185,809	$206,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	34,351	5,793
Trade payables	8,214	9,437
Employees and payroll accruals	12,479	14,884
Accrued expenses and other current liabilities	16,854	16,527
Operating lease liabilities	2,533	2,355
Deferred revenue, current	50,490	59,841

Total current liabilities	124,921	108,837

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	1,022	1,266
Long-term loans, net of current portion	—	30,004
Operating lease liabilities, noncurrent	19,650	20,697
Other liabilities, noncurrent	2,245	2,021

Total long-term liabilities	22,917	53,988

TOTAL LIABILITIES	$147,838	$162,825

The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 143,380,444 and 142,249,619 shares issued as of March 31, 2023 and December 31, 2022, respectively; 135,695,254 and 134,564,429 outstanding as of March 31, 2023 and December 31, 2022, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of March 31, 2023 and December 31, 2022	(4,881)	(4,881)
Additional paid-in capital	447,316	439,644
Accumulated other comprehensive loss	(553)	(301)
Accumulated deficit	(403,924)	(391,129)

Total stockholders' equity	37,971	43,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,809	$206,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$40,392	$37,017
Professional services	2,881	4,698

Total revenue	43,273	41,715

Cost of revenue:
Subscription	11,168	9,650
Professional services	4,819	5,796

Total cost of revenue	15,987	15,446

Gross profit	27,286	26,269

Operating expenses:

Research and development	14,130	14,873
Sales and marketing	12,071	14,616
General and administrative	12,100	11,438
Restructuring	945	—

Total operating expenses	39,246	40,927

Operating loss	11,960	14,658

Financial expenses (income), net	(1,785)	182

Loss before provision for income taxes	10,175	14,840

Provision for income taxes	2,620	2,086

Net loss	12,795	16,926

Net loss per share attributable to common stockholders, basic and diluted	$0.09	$0.13

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,087,949	127,832,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$12,795	$16,926
Other comprehensive income, net of tax:
Net unrealized gains (losses) on cash flow hedges	(361)	523
Net unrealized gains on available-for-sale marketable securities	109	—
Other comprehensive income (loss)	(252)	523
Comprehensive loss	$13,047	$16,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	134,564,429	$13	7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346

Stock-based compensation	—	—	—	—	7,291	—	—	7,291
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,130,825	—	—	—	381	—	—	381
Other comprehensive loss, net of tax	—	—	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	—	—	(12,795)	(12,795)

Balance as of March 31, 2023	135,695,254	$13	7,685,190	$(4,881)	$447,316	$(553)	$(403,924)	$37,971

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2022	126,925,104	$13	7,685,190	$(4,881)	$412,776	—	$(322,634)	$85,274

Stock-based compensation	—	—	—	—	5,754	—	—	5,754
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	723,124	—	—	—	296	—	—	296
Other comprehensive income, net of tax	—	—	—	—	—	523	—	523
Net loss	—	—	—	—	—	—	(16,926)	(16,926)

Balance as of March 31, 2022	127,648,228	$13	7,685,190	$(4,881)	$418,826	$523	$(339,560)	$74,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(12,795)	$(16,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	615
Stock-based compensation expenses	7,159	5,684
Amortization of deferred contract acquisition and fulfillment costs	2,970	2,443
Non-cash interest expenses (income), net	(224)	39
Gain on foreign exchange	(195)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	10,553	(2,332)
Increase in prepaid expenses and other current assets and other assets, noncurrent	(764)	(594)
Increase in deferred contract acquisition and fulfillment costs	(1,642)	(1,653)
Decrease in trade payables	(1,450)	(1,498)
Decrease in accrued expenses and other current liabilities	(37)	(430)
Decrease in employees and payroll accruals	(2,405)	(1,838)
Increase (decrease) in other liabilities, noncurrent	406	(42)
Decrease in deferred revenue	(9,595)	(3,140)
Operating lease right-of-use assets and lease liabilities, net	(422)	82

Net cash used in operating activities	(7,432)	(19,590)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(2,924)	—
Proceeds from maturities of available-for-sale marketable securities	9,236	—
Investment in restricted bank deposit	—	(1,850)
Purchases of property and equipment	(852)	(445)
Capitalized internal-use software	(380)	(1,767)

Net cash provided by (used in) investing activities	5,080	(4,062)

Cash flows from financing activities:

Repayment of long-term loans	(1,500)	(750)
Principal payments on finance leases	—	(128)
Proceeds from exercise of stock options	578	244
Payment of debt issuance costs	—	(125)

Net cash used in financing activities	(922)	(759)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	195	—

Net decrease in cash, cash equivalents and restricted cash	(3,079)	(24,411)
Cash, cash equivalents and restricted cash at the beginning of the period	45,833	144,371
Cash, cash equivalents and restricted cash at the end of the period	$42,754	$119,960
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2023	2022

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, and internal-use software in credit	$262	$872

Lease liabilities arising from right-of-use assets	$—	$4,949

Capitalized stock-based compensation cost	$132	$70

Pending proceeds from option exercises	$30	$82

Lease incentive recognized as leasehold improvements	$2,922	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$1,151	$2,186

Cash paid for interest	$749	$444

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$41,576	$119,542
Restricted cash included in other assets, noncurrent	1,178	418

Total cash, cash equivalents, and restricted cash	$42,754	$119,960

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
The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other future interim or annual period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, income tax uncertainties, incremental borrowing rate for operating leases, fair value of financial assets and liabilities, including fair value of derivatives, fair value and useful life of acquired intangible assets and goodwill, as well as in estimates used in applying the revenue recognition policy. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, restricted cash and trade receivables.
The majority of the Company’s cash, and cash equivalents, marketable securities and restricted cash are invested with major banks in the United States, Israel, and the United Kingdom. Such investments in the United States may be in excess of insured limits and they are not insured in other jurisdictions. Market conditions can impact the viability of these financial institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company's business and financial position. In general, these investments may be redeemed upon demand and therefore bear minimal risk.
The Company’s trade receivables are geographically dispersed and derived from sales to customers mainly in the United States, Europe, and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation, and account monitoring procedures.
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended March 31,
	2023	2022

Customer A (M&T)	10.70%	*)—
*) Represents an amount that is lower than 10% of the Company's total revenue.
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 24, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023 except as noted below.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted this guidance using modified retrospective approach, effective on January 1, 2023. The adoption did not have a material effect on its consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended March 31, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$29,874	95.4%	$10,518	88.1%
Professional services	1,456	4.6%	1,425	11.9%

	$31,330	100%	$11,943	100%

	Three Months Ended March 31, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$27,602	92.9%	$9,415	78.5%
Professional services	2,125	7.1%	2,573	21.5%

	$29,727	100%	$11,988	100%

The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,058	53.3%	$23,314	55.9%
Europe, the Middle East and Africa ("EMEA")	15,923	36.8%	13,823	33.1%
Other	4,292	9.9%	4,578	11.0%

	$43,273	100%	$41,715	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $167,425, which consists of both billed consideration in the amount of $51,512 and unbilled consideration in the amount of $115,913 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 58% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended March 31,
	2023	2022

Beginning balance	$26,928	$26,274
Additions to deferred contract acquisition costs during the period	1,741	1,104
Amortization of deferred contract acquisition costs	(2,523)	(2,086)

Ending balance	$26,146	$25,292

Deferred contract acquisition costs, current	$8,934	$7,809
Deferred contract acquisition costs, noncurrent	17,212	17,483

Total deferred costs to obtain a contract	$26,146	$25,292

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended March 31,
	2023	2022

Beginning balance	$5,522	$5,427
Additions to deferred costs to fulfill a contract during the period	—	571
Amortization of deferred costs to fulfill a contract	(447)	(357)

Ending balance	5,075	5,641

Deferred fulfillment costs, current	1,751	1,497
Deferred fulfillment costs, noncurrent	3,324	4,144

Total deferred costs to fulfill a contract	$5,075	$5,641

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$7,756	$—	$(27)	$7,729
Municipal securities	1,540	—	(1)	1,539
U.S. Treasury	12,890	—	(46)	12,844
Commercial paper	9,320	—	—	9,320
Agency bonds	2,960	1	—	2,961
	34,466	1	(74)	34,393

Available-for-sale – matures after one year:
Agency bonds	1,022	2	—	1,024
	1,022	2	—	1,024

Total	$35,488	$3	$(74)	$35,417

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,305	$—	$(66)	$9,239
Municipal securities	1,751	—	(4)	1,747
U.S. Treasury	16,306	—	(111)	16,195
Commercial paper	11,237	—	—	11,237
Agency bonds	2,925	1	(1)	2,925
	$41,524	$1	$(182)	$41,343
As of March 31, 2023 and December 31, 2022, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 5: FAIR VALUE MEASUREMENTS
In accordance with ASC 820, the Company measures its cash equivalents and marketable securities, at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 and Level 2, respectively, because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	March 31, 2023	December 31, 2022

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$18,969	$16,489

Short-term marketable securities:
Corporate bonds	Level 2	$7,729	$9,239
Municipal securities	Level 2	$1,539	$1,747
U.S. Treasury	Level 2	$12,844	$16,195
Commercial paper	Level 2	$9,320	$11,237
Agency bonds	Level 2	$2,961	$2,925

Long-term marketable securities:
Agency bonds	Level 2	$1,024	$—

Derivative instruments asset included in prepaid expenses and other current assets:
Options and forward contracts designated as hedging instruments	Level 2	$5	$—

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$485	$120

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $22,797 and $8,345 as of March 31, 2023, and December 31, 2022, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $5 and $—, and a liability of $485 and $120 as of March 31, 2023 and December 31, 2022, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Losses of $504, and gains of $135 were reclassified from accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022, respectively. Such losses and gains were reclassified from accumulated other comprehensive loss when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022 were as follows:

Condensed Statement of Operations Location:	Three Months Ended March 31 ,2023	Three Months Ended March 31 ,2022

Cost of revenue	$70	$(25)
Research and development	$252	$(66)
Sales and marketing	$58	$(19)
General and administrative	$96	$(25)
Restructuring	$28	$—

Total	$504	$(135)
NOTE 7: LEASES
The Company leases its office facilities under non-cancelable agreements that expire at various dates through November 2027. The Company has a lease agreement for offices in Israel which includes two extension options for five years each. The Company estimates that it is reasonably certain that it will exercise the option for the first extension period. Therefore, for the purposes of determining the amount of the expense and the value of the right of use asset and lease liability according to ASC 842, the Company determined that the lease term would end in November 2032.
Components of operating lease expense were as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Operating lease cost	$761	$625
Short-term lease cost	154	—
Variable lease cost	9	12

Total	$924	$637
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash paid for operating leases	$579	$467
As of March 31, 2023, the weighted-average discount rate is 4.7% and the weighted-average remaining term is 8.7 years. Maturities of the Company’s operating lease liabilities as of March 31, 2023 were as follows:

Year Ending December 31,

2023 (Remainder)	$2,571
2024	3,070
2025	3,126
2026	3,188
2027	2,756
2028	2,379
2029 and thereafter	9,117
Total operating lease payments	26,207
Less: imputed interest	4,024
Total operating lease liabilities	$22,183
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of March 31, 2023:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

Year Ending December 31,

2023 (Remainder)	$11,150
2024	14,581
2025	13,123
2026	14,250

Total purchase commitment	$53,104
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022

Prepaid expenses	$4,098	$3,369
Government institutions	307	422
Derivative instrument	5	—
Restricted bank deposits	2,600	2,600
Other current assets	1,067	1,130

	$8,077	$7,521
Property and Equipment, net
Composition of property and equipment is as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Cost:
Computers and peripheral equipment	$4,466	$4,323
Office furniture and equipment	1,483	551
Leasehold improvements	4,890	1,965
Finance leases of computers and peripheral equipment	253	253
Internal use software	12,508	12,095

	23,600	19,187

Accumulated depreciation	(4,887)	(4,045)

Depreciated cost	$18,713	$15,142

Depreciation expenses for the three months ended March 31, 2023 and 2022 were $842 and $402, respectively.
Other assets, noncurrent

	March 31, 2023	December 31, 2022

Restricted cash	$1,178	$1,208
Severance pay fund	1,674	1,855
Other	129	113

	$2,981	$3,176

Accrued expenses and other current liabilities

	March 31, 2023	December 31, 2022

Accrued expenses	$7,721	$7,471
Accrued taxes	7,788	7,966
Derivative instruments	485	120
Other current liabilities	860	970

	$16,854	$16,527

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	3.00	$4,700	$4,700
Customer relationship	4.50	2,419	2,419
Tradename	1.17	980	980

		8,099	8,099
Accumulated amortization and impairments:
Technology		(3,854)	(3,749)
Customer relationship		(2,218)	(2,203)
Tradename		(950)	(903)

		(7,022)	(6,855)

Intangible assets, net		$1,077	$1,244

During the three months ended March 31, 2023, and 2022, the Company recorded amortization expenses in the amount of $167 and $213, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of March 31, 2023, is as follows:

December 31,

2023 (Remainder)	$388
2024	478
2025	148
2026	50
2027	13

$1,077

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $2,620 and $2,086 for the three months ended March 31, 2023, and 2022, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (26)% and (14)% for the three months ended March 31, 2023 and 2022, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. Deferred tax liability is from indefinite life goodwill intangibles. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2023	2022

Numerator:
Net loss	$12,795	$16,926
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,087,949	127,832,785

Net loss per share attributable to common stockholders, basic and diluted	$0.09	$0.13

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2023	2022

Outstanding stock options and RSUs	39,387,789	41,435,569

Total	39,387,789	41,435,569

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

	Three Months Ended March 31, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$31,330	$11,943	$43,273

Gross profit	$22,789	$4,497	$27,286

Operating expenses			39,246
Financial expenses (income), net			(1,785)
Provision for income taxes			2,620

Net loss			$12,795

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
In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the total commitments under the Revolving Credit Facility are available for future borrowings.
Borrowings under the Credit Facilities are subject to interest, determined as follows: (a) Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 3.50% (the Eurodollar rate is calculated based on the Credit Agreement, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding), and (b) Alternate Base Rate (“ABR”) loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 8.66%, consisting of 5.16% (the 3-month LIBOR rate as of March 31, 2023) and the margin of 3.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of March 31, 2023, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2023 (Remainder)	$4,500
2024	30,000

$34,500

The carrying amounts of the loans approximate their fair value.
.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 15: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2023, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 6,728,221 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2023	25,988,465	$4.56	7.75	$6,285

Granted	—	$—
Exercised	(301,731)	$1.26		$204
Forfeited	(242,635)	$4.10

Outstanding as of March 31, 2023	25,444,099	$4.60	6.78	$8,229

Exercisable options at end of the period	16,959,172	$2.39	6.26	$8,222

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the three months ended March 31, 2023:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2021	7,469,000	$2.72
RSUs granted	7,791,101	$2.10
RSUs vested	(829,094)	$2.75
RSUs forfeited	(487,317)	$2.76
Unvested and Outstanding as of March 31, 2023	13,943,690	$2.37

Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$264	$412
Research and development	1,145	1,028
Sales and marketing	772	926
General and administrative	4,978	3,318

Total expenses	$7,159	$5,684

As of March 31, 2023, there was $48,781 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

March 31, 2023
Outstanding options	25,444,099
Outstanding RSUs	13,943,690
Shares reserved under 2021 Plan	5,159,334

Total	44,547,123

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended March 31,
	2023	2022

Financial income:

Interest income	$538	$6
Foreign currency translation adjustments, net	2,237	531

	2,775	537
Financial expenses:

Bank fees	34	26
Interest expense	803	498
Other	153	195

	990	719

Financial expenses (income), net	$(1,785)	$182

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the three months ended March 31, 2023 and 2022:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	$109	$(866)	$(757)
Net realized losses reclassified from accumulated other comprehensive loss	$—	$505	$505
Other comprehensive income (loss)	$109	$(361)	$(252)
Balance as of March 31, 2023	$(72)	$(481)	$(553)

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

Net Unrealized Gains on Derivatives Designated as Hedging Instruments

Balance as of December 31, 2021	$—
Other comprehensive income before reclassifications	658
Net realized gains reclassified from accumulated other comprehensive income	(135)
Other comprehensive income	523
Balance as of March 31, 2022	$523
NOTE 18: RESTRUCTURING ACTIVITIES
2022 Restructuring Plan
On August 7, 2022, the Board of Directors of the Company approved a cost-reduction and re-organization plan (the "2022 Restructuring Plan") that included, among other things, downsizing around 10% of the Company's employees. The Company does not expect to incur additional costs related to the 2022 Restructuring Plan.
2023 Reorganization Plan
On January 3, 2023, the Board of Directors of the Company approved a re-organization plan (the “2023 Reorganization Plan”) that included, among other things, downsizing approximately 11% of the Company’s workforce and adapting the Company's organizational structure, roles, and responsibilities accordingly.
During the three months ended March 31, 2023, in connection with the 2023 Reorganization Plan, the Company recorded expenses of $945, all for one-time employee termination benefits.
Restructuring Accruals
The following table is a reconciliation of the beginning and ending restructuring liability for the three months ended March 31, 2023, related to the 2022 Restructuring Plan and the 2023 Reorganization Plan:

	EE&T	M&T	Total
Balance as of December 31, 2022	$273	$2	$275
Accrual and accrual adjustments	542	403	945
Cash payments	(400)	(213)	(613)
Balance as of March 31, 2023	$415	$192	$607
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the condensed consolidated balance sheet as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023 (the "2022 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our 2022 10-K and other factors set forth in Part II, Item 1A, "Risk Factors" and other parts of this Quarterly Report on Form 10-Q.
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
Our business was founded in 2006.
We generate revenue primarily through the sale of Software-as-a-Service ("SaaS") and Platform-as-a-Service ("PaaS") subscriptions, and additional revenue from term license subscriptions. We also generate revenue through the sale of professional services associated with the implementation of deployments for new and existing customers.
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, during the year ended December 31, 2022, we recorded expenses of $1,238, all for one-time employee termination benefits. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2023 Reorganization Plan on an annualized basis is expected to be approximately $16 million. The 2023 Reorganization Plan is focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. The 2023 Reorganization Plan's main objectives are to position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and return path to profitability. In connection with the 2023 Reorganization Plan, we incurred pre-tax charges of approximately $1 million as of March 31, 2023.
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
•Media & Telecom: Includes revenues from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: expected increase in the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers.
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue
Enterprise, Education & Technology	$31,330	$29,727
Media & Telecom	11,943	11,988
Total Revenue	$43,273	$41,715
Gross Profit
Enterprise, Education & Technology	22,789	20,766
Media & Telecom	4,497	5,503
Total Gross Profit	$27,286	$26,269

We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is reflected by our Net Dollar Retention Rate (as defined below). For the three months ended March 31, 2023 and 2022, our Net Dollar Retention Rate was 102% and 107%, respectively. We grew our Annualized Recurring Revenue (as defined below), by 8% in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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

Impact of COVID-19/Macroeconomic Events
Prior to the COVID-19 pandemic, the market demand for our solutions was growing at a robust rate, with numerous tailwinds for long-term growth, and that demand accelerated mainly in 2021 as a result of the pandemic. As the effects of the COVID-19 pandemic subsided in 2022 and the worsening economic climate and recession headwinds led to lower demand, we did not see this rapid growth trend continue in 2022 and do not expect it to continue in 2023. Moreover, due to the worsening economic climate we expect to face lower demand, spend, and available budgets across our market segments, and other adverse effects, although we cannot predict nor fully assess the actual impact, length and depth of such downturn. In order to adapt to these changes, we have adopted the Reorganization Plans as elaborated above, that included, among other things, downsizing our workforce and adapting our organizational structure, roles, and responsibilities accordingly. In particular, the 2023 Reorganization Plan is focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. As market fluctuations have not yet stabilized, it is not possible at this time to estimate the ultimate impact and results of these developments on our business, financial condition and results of operations.
For additional information, see Part I, Item 1A. “Risk Factors - Risks Related to Our Business and Industry—We may not be able to successfully assess or mitigate the worsening economic climate and its direct and indirect impact on our business and operations, including our customers and vendors, or to correctly predict the duration and depth of the current instability of the global economy and take the right or sufficient measures to address it, and as a result our business, financial condition, results of operations and prospects would be adversely affected” and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic could adversely affect our business, financial condition and results of operations” in our 2022 10-K.
Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. In 2021 and 2022 we expanded the capabilities of our Virtual & Hybrid Events product to support a broader range of event types and use cases and fitted them to also address low-touch and self-serve sales, which we are developing and investing in. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries.
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
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended March 31, 2023, our Net Dollar Retention Rate was 102%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.

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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Annualized Recurring Revenue	$159,582	$147,705
Net Dollar Retention Rate	102%	107%
Remaining Performance Obligations	$167,425	$171,223
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of March 31, 2023, our Remaining Performance Obligations was $167.4 million, which consists of both billed consideration in the amount of $51.5 million and unbilled consideration in the amount of $115.9 million that we expect to invoice and recognize in future periods. We expect to recognize 58% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, facility exit and transition costs and restructuring charges.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(12,795)	$(16,926)
Financial expenses (income), net (a)	(1,785)	182
Provision for income taxes	2,620	2,086
Depreciation and amortization	1,009	615
EBITDA	(10,951)	(14,043)
Non-cash stock-based compensation expense	7,159	5,684
Facility exit and transition costs (b)	154	—
Restructuring (c)	945	—
Adjusted EBITDA	$(2,693)	$(8,359)

(a)The three months ended March 31, 2023 and 2022, include $803 and $498, respectively, of interest expenses.
(b)Facility exit and transition costs for the three months ended March 31, 2023 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(c)The three months ended March 31, 2023, include one-time employee termination benefits incurred in connection with the 2023 Reorganization Plan.
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
Cost of revenue increased in absolute dollars from the three months ended March 31, 2022 to the three months ended March 31, 2023. For the three months ended March 31, 2022 and 2023, our cost of revenue was $15,446, and $15,987, respectively.
Gross Margins
Gross margins have been and will continue to be affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between SaaS and PaaS subscriptions, software licenses, maintenance and support and professional services, onboarding of new media and telecom customers, hosting of major virtual events and changes in cloud infrastructure and personnel costs. In particular, the gross margins in our M&T segment have been negatively impacted due to the resources required for implementation of our TV Solution and Media Services for TV experiences, which generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: expected increase in the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers. However, in the near and medium term, our gross margins in our M&T segment will vary from period to period based on the onboarding of new customers, as well as the timing and aggregate usage of our solutions by such customers.
For the three months ended March 31, 2023 and 2022, our gross margins were 63% (72% for subscriptions and (67)% for professional services) and 63% (74% for subscriptions and (23)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended March 31, 2023 and 2022 were 73% (78% for subscriptions and (40)% for professional services) and 70% (78% for subscriptions and (35)% for professional services), respectively.

For our M&T segment, gross margins for the three months ended March 31, 2023 and 2022 were 38% (56% for subscriptions and (95)% for professional services) and 46% (62% for subscriptions and (13)% for professional services), respectively.
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
Financial Expenses (Income), Net
Financial expenses (income), net consists of interest expense accrued or paid on our indebtedness and the change in the fair value of warrants to purchase our preferred and common stock in the comparative period, net of interest income earned on our cash balances and marketable securities. Financial expenses, net also includes foreign exchange gains and losses and bank fees. We expect interest expenses to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.
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

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$31,330	$29,727	$1,603	5%
Media & Telecom	11,943	11,988	(45)	0%
Total revenue	43,273	41,715	1,558	4%
Cost of revenue	15,987	15,446	541	4%
Total gross profit	27,286	26,269	1,017	4%
Operating expenses:
Research and development expenses	14,130	14,873	(743)	(5)%
Sales and marketing expenses	12,071	14,616	(2,545)	(17)%
General and administrative expenses	12,100	11,438	662	6%
Restructuring	945	—	945
Total operating expenses	39,246	40,927	(1,681)	(4)%
Loss from operations	11,960	14,658	(2,698)	(18)%
Financial expenses (income), net	(1,785)	182	(1,967)	(1081)%
Loss before provision for income taxes	10,175	14,840	(4,665)	(31)%
Provision for income taxes	2,620	2,086	534	26%
Net loss	$12,795	$16,926	$(4,131)	(24)%

Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (72% and 71% of revenue for the three months ended March 31, 2023 and 2022, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (28% and 29% of revenue for the three months ended March 31, 2023 and 2022, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.
Comparison of the three months ended March 31, 2023 and 2022
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$29,874	$27,602	$2,272	8%
Professional services revenue	1,456	2,125	(669)	(31)%
Total Enterprise, Education & Technology revenue	$31,330	$29,727	$1,603	5%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$23,373	$21,520	$1,853	9%
Professional services gross loss	(584)	(754)	170	(23)%
Total Enterprise, Education & Technology gross profit	$22,789	$20,766	$2,023	10%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $1.6 million, or 5%, to $31.3 million for the three months ended March 31, 2023, from $29.7 million for the three months ended March 31, 2022. This increase was due to a $2.2 million increase in revenue from new customers, partially offset by a $0.6 million decrease in revenue from existing customers.
EE&T subscription revenue increased by $2.3 million, or 8%, to $29.9 million for the three months ended March 31, 2023, from $27.6 million for the three months ended March 31, 2022.
EE&T professional services revenue decreased by $0.7 million, or 31%, to $1.5 million for the three months ended March 31, 2023, from $2.1 million for the three months ended March 31, 2022. The decrease was mainly due to fewer large-scale virtual events of the type that typically require substantial professional services as well as the impact of our shift towards a low-touch products/platform that require fewer professional services.
Enterprise, Education & Technology Gross Profit
Total EE&T gross profit increased by $2.0 million, or 10%, to $22.8 million for the three months ended March 31, 2023, from $20.8 million for the three months ended March 31, 2022. This increase was mainly due to a $1.6 million increase in revenue, and a 3 percentage point increase in gross margin to 73% for the three months ended March 31, 2023 from 70% for the three months ended March 31, 2022. The increase in gross margin was attributable primarily to an increased proportion of subscription revenue of total EE&T revenue and a decrease in cloud-related costs driven by higher efficiency in our cloud infrastructure.
EE&T subscription gross profit increased by $1.9 million, or 9%, to $23.4 million for the three months ended March 31, 2023, from $21.5 million for the three months ended March 31, 2022.
EE&T professional services gross loss decreased by $0.2 million, or 23%, to a gross loss of $0.6 million for the three months ended March 31, 2023, from a gross loss of $0.8 million for the three months ended March 31, 2022.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$10,518	$9,415	$1,103	12%
Professional services revenue	1,425	2,573	(1,148)	(45)%
Total Media & Telecom revenue	$11,943	$11,988	$(45)	0%

Media & Telecom gross profit:
Subscription gross profit	$5,852	$5,846	$6	0%
Professional services gross loss	(1,355)	(343)	(1,012)	295%
Total Media & Telecom gross profit	$4,497	$5,503	$(1,006)	(18)%
Media & Telecom Revenue
M&T subscription revenue increased by $1.1 million, or 12%, to $10.5 million for the three months ended March 31, 2023, from $9.4 million for the three months ended March 31, 2022. The increase in subscription revenue was mainly derived from ramp-up of new customers and organic growth from existing customers.
M&T professional services revenue decreased by $1.1 million, or 45%, to $1.4 million for the three months ended March 31, 2023, from $2.6 million for the three months ended March 31, 2022.
Media & Telecom Gross Profit
Total M&T gross profit decreased by $1.0 million, or 18%, to $4.5 million for the three months ended March 31, 2023, from $5.5 million for the three months ended March 31, 2022. This decrease was mainly due to an 8 percentage point decrease in gross margin to 38% for the three months ended March 31, 2023 from 46% for the three months ended March 31, 2022. The decrease in gross margin was attributable primarily to inception of depreciation of an internal-use software asset and the increase in production cost as a percentage of subscription revenue.
M&T professional services gross loss increased by $1.0 million, or 295%, to $1.4 million for the three months ended March 31, 2023, from $0.3 million for the three months ended March 31, 2022 mainly due to lower revenue.
Operating Expenses
Research and Development expenses

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$10,152	$11,391	$(1,239)	(11)%
Subcontractors and consultants	1,551	1,270	281	22%
IT related	1,715	1,482	233	16%
Other	712	730	(18)	(2)%
Total research and development expenses	$14,130	$14,873	$(743)	(5)%

Research and development expenses decreased by $0.7 million, or 5%, to $14.1 million for the three months ended March 31, 2023, from $14.9 million for the three months ended March 31, 2022. The decrease was primarily due to a $1.2 million decrease in compensation expenses, which mainly related to lower headcount as a result of our Reorganization Plans, partially offset by a $0.2 million increase in IT related expenses and $0.3 million increase in subcontractors and consultants expenses.
Sales and Marketing expenses

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$10,134	$12,061	$(1,927)	(16)%
Marketing expenses	625	1,294	(669)	(52)%
Travel and entertainment	381	189	192	102%
Other	931	1,072	(141)	(13)%
Total sales and marketing expenses	$12,071	$14,616	$(2,545)	(17)%

Sales and marketing expenses decreased by $2.5 million, or 17%, to $12.1 million for the three months ended March 31, 2023, from $14.6 million for the three months ended March 31, 2022. The decrease was primarily due to a $1.9 million decrease in compensation related to lower headcount as result of our Reorganization Plans and a $0.7 million decrease related to marketing expenses due to cost reduction measures, partially offset by a $0.1 million increase in amortization of deferred commission expenses driven by higher accumulated bookings.
General and Administrative expenses

	Three Months Ended March 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$9,038	$8,083	$955	12%
Professional fees and insurance	1,110	1,638	(528)	(32)%
Subcontractors and consultants	365	280	85	30%
Travel and entertainment	153	65	88	135%
Other	1,434	1,372	62	5%
Total general and administrative expenses	$12,100	$11,438	$662	6%

General and administrative expenses increased by $0.7 million, or 6%, to $12.1 million for the three months ended March 31, 2023, from $11.4 million for the three months ended March 31, 2022. The increase was primarily due to $1.0 million in increased stock-based compensation expenses mainly as result of new grants to our executives, partially offset by a $0.5 million decrease in professional fees and insurance mainly as a result of lower insurance costs.
Restructuring
Restructuring expenses were $0.9 million for the three months ended March 31, 2023, due to the 2023 Reorganization Plan and consisted of employee severance and related costs.
See Note 18 to our condensed consolidated financial statements for additional details regarding the 2023 Reorganization Plan.

Financial Expenses (Income), net
Financial expenses (income), net decreased by $2.0 million, or 1081%, to $1.8 million income for the three months ended March 31, 2023, from $0.2 million expense for the three months ended March 31, 2022. The decrease was primarily due to a $1.7 million decrease related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $0.5 million, or 26%, to $2.6 million for the three months ended March 31, 2023, from $2.1 million for the three months ended March 31, 2022, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility (as defined herein). During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of March 31, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” of our 2022 10-K, Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and “—Key Factors Affecting Our Performance.” In addition, our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (x) $250,000 for installments payable on April 1, 2021 through December 31, 2021, (y) $750,000 for installments payable on March 31, 2022 through December 31, 2022, and (z) $1.5 million for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Borrowings under the Revolving Credit Facility do not amortize and are due and payable on January 14, 2024.
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

The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of March 31, 2023.
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
In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of March 31, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings. As of March 31, 2023, we had approximately $34.4 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)

Net cash used in operating activities	$(7,432)	$(19,590)
Net cash provided by (used in) investing activities	5,080	(4,062)
Net cash used in financing activities	(922)	(759)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	195	—
Net decrease in cash, cash equivalents, and restricted cash	(3,079)	(24,411)
Cash, cash equivalents, and restricted cash at beginning of period	45,833	144,371
Cash, cash equivalents and restricted cash at end of period	$42,754	$119,960

Operating Activities
Net cash flows used in operating activities decreased by $12.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net cash used in operating activities of $7.4 million for three months ended March 31, 2023, was primarily due to $12.8 million incremental net loss, adjusted for non-cash charges of $10.9 million, and net cash outflows of $5.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.0 million, stock-based compensation expenses of $7.2 million, amortization of deferred contract acquisitions and fulfillment costs of $3.0 million partially offset by non-cash interest income, net of $0.2 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $9.6 million, increase in deferred contract acquisition and fulfillment cost of $1.6 million, decrease in trade payables of $1.5 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $2.4 million, an increase of $0.8 million in prepaid expenses and other current assets and other assets, noncurrent and net change in operating lease right of use assets and lease liabilities of $0.4 million, partially offset by a decrease in trade receivables of $10.6 million.
Net cash used in operating activities of $19.6 million for the three months ended March 31, 2022, was primarily due to $16.9 million incremental net loss, adjusted for non-cash charges of $8.8 million, and net cash outflows of $11.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $0.6 million, stock-based compensation expenses of $5.7 million and amortization of deferred contract acquisitions and fulfillment costs of $2.4 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $3.1 million, increase of trade receivables of $2.3 million, increase of deferred contract acquisition and fulfillment cost of $1.7 million, decrease in trade payables of $1.5 million, an aggregate decrease in employees accruals and accrued expenses and other liabilities of $2.3 million and an increase of $0.6 million in prepaid expenses and other current assets and other assets, noncurrent.
Investing Activities
Net cash flows provided by investing activities increased by $9.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Net cash provided by investing activities of $5.1 million for the three months ended March 31, 2023 was related to proceeds from maturities of marketable securities of $9.2 million, offset by purchases of marketable securities of $2.9 million, $0.4 million of capitalized internal use software and $0.9 million of capital expenditures.
Net cash used in investing activities of $4.1 million for the three months ended March 31, 2022 was related to $1.8 million of capitalized internal use software, investment in short-term deposit of $1.9 million and $0.4 million of capital expenditures.
Financing Activities
Net cash flows used in financing activities increased by $0.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Net cash used in financing activities of $0.9 million for the three months ended March 31, 2023 was primarily due to repayment of long-term loans of $1.5 million, offset by $0.6 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $0.8 million for the three months ended March 31, 2022, was primarily due to repayment of long-term loans of $0.8 million, repayment of finance lease liabilities of $0.1 million, and payment of debt issuance costs of $0.1 million, offset by $0.2 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2023 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2022 10-K. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2022 10-K. There have been no significant changes to these policies and estimates during the three months ended March 31, 2023.
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
To reduce the impact of foreign currency exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our consolidated statements of operations, we established a hedging program. Currently, our hedging activity relates to U.S. dollar/NIS exchange rate exposure. We do not intend to enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the condensed consolidated balance sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging activities are expected to reduce but not eliminate the impact of currency exchange rate movements.
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three months ended March 31, 2023, of $0.9 million due to NIS (after considering cash-flow hedges) and $1.2 million due to Euros.

Interest Rate Risk
As of March 31, 2023, we had outstanding floating rate debt obligations of $34.4 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the three months ended March 31, 2023.
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
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, "Risk Factors" of our 2022 10-K. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2022 10-K.
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
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of March 31, 2023, we had 339 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
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
The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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
Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel, as well as high employee attrition. There is a shortage in personnel with the relevant know-how and experience for the development of our Video Products and Media Services, particularly for DevOps, engineering, research and development, sales, and support positions, and we may not be successful in attracting, integrating, and retaining qualified personnel to fulfill our current and future needs. While there has been intense competition for qualified human resources in the Israeli high-tech industry historically, the industry experienced record growth and activity in recent years, both at the earlier stages of venture capital and growth equity financings, and at the exit stage of initial public offerings and mergers and acquisitions. This flurry of growth and activity has caused a sharp increase in job openings in both Israeli high-tech companies and Israeli research and development centers of foreign companies, and intensification of competition between these employers to attract qualified employees in Israel. As a result, the high-tech industry in Israel has experienced levels of employee attrition and is currently facing shortage of skilled human capital, including engineering, research and development, sales and customer support personnel. Many of the companies against which we compete for personnel have greater financial resources, scale and branding than we do, and it may be more difficult for us to attract and retain qualified personnel predominately in Israel, where most of our research and development positions are located, and in New York, where our headquarters is located. These competitors may also actively seek to hire our existing personnel away from us, even if such employee has entered into a non-compete agreement. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s confidential information or other intellectual property, taking into account, among other things, the employee’s tenure, position, and the degree to which the non-compete undertaking limits the employee’s freedom of occupation. We may not be able to make such a demonstration. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged their former employers’ proprietary or other confidential information or incorporated such information into our products, which could include claims that such former employers therefore own or otherwise have rights to their inventions or other work product developed while employed by us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. Other than as reported in Part I, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2022 10-K, there has been no material change in the expected use of the net proceeds from our IPO as described in the Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-40644	4.1	08/08/2022
4.3	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended	S-1/A	333-253699	4.2	3/23/2021
10.1#	Amendment to Employment Agreement, dated as of February 23, 2023, by and between Kaltura Ltd and Ron Yekutiel	10-K	001-40644	10.17	02/24/2023

10.2#	Amendment to Consulting Agreement, dated as of February 23, 2023, by and between Kaltura Inc and Ron Yekutiel	10-K	001-40644	10.18	02/24/2023
10.3#	Amendment to Consulting Agreement, dated as of February 23, 2023, by and between Kaltura Europe Limited and Ron Yekutiel	10-K	001-40644	10.19	02/24/2023
10.4#	Amendment to Employment Agreement, dated as of February 23, 2023, by and between Kaltura Ltd and Yaron Garmazi	10-K	001-40644	10.20	02/24/2023
10.5#	Amendment to Employment Agreement, dated as of February 23, 2023, by and between Kaltura Ltd and Michal Tsur	10-K	001-40644	10.21	02/24/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

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

KALTURA, INC.

Date: May 9, 2023	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)