Form 10-Q
period 2023-06-30
KALTURA INC
filed 2023-08-02
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 25, 2023 was 138,491,324

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following risks and the other important factors discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023:

•The worsening economic climate, and the associated impact on capital markets, has resulted in, among other things, slowdown of business activities and decline in spending and procurement by customers, increased price-driven competition, including through initiation of bid processes and longer sale cycles, and other adverse effects. If we are unable to successfully assess or mitigate the direct and indirect impact of the worsening economic climate on our business and operations, or the duration and depth of the current instability of the global economy, or if we are unable to retain our existing customer base or to obtain new customers at reasonable prices, our business, financial condition, results of operations and prospects would be adversely affected;

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

•If we are not able to keep pace with technological and competitive developments. and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected;

•We may face risks associated with our use of certain artificial intelligence and machine learning models (collectively, "AI").

•If we do not maintain the interoperability of our offerings across devices, operating systems and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions (or vice-versa), our business, financial condition and results of operations may be adversely affected;

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

•Political, economic, and military conditions in Ukraine, Russia and other countries following the Russian invasion to Ukraine, or political, economic, and military conditions in Israel and in other regions in which we operate, or changes in the business environment in those regions, could materially and adversely affect our business;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,181	$44,625
Marketable securities	29,432	41,343
Trade receivables	29,764	28,786
Prepaid expenses and other current assets	7,404	7,521
Deferred contract acquisition and fulfillment costs, current	10,761	10,759

Total current assets	117,542	133,034

LONG-TERM ASSETS:
Marketable securities	1,007	—
Property and equipment, net	20,100	15,142
Other assets, noncurrent	2,863	3,176
Deferred contract acquisition and fulfillment costs, noncurrent	19,351	21,691
Operating lease right-of-use assets	16,045	20,814
Intangible assets, net	929	1,244
Goodwill	11,070	11,070

Total noncurrent assets	71,365	73,137

TOTAL ASSETS	$188,907	$206,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$32,903	$5,793
Trade payables	10,575	9,437
Employees and payroll accruals	12,475	14,884
Accrued expenses and other current liabilities	16,267	16,527
Operating lease liabilities, current	2,440	2,355
Deferred revenue, current	57,074	59,841

Total current liabilities	131,734	108,837

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	798	1,266
Long-term loans, net of current portion	—	30,004
Operating lease liabilities, noncurrent	18,679	20,697
Other liabilities, noncurrent	2,173	2,021

Total long-term liabilities	21,650	53,988

TOTAL LIABILITIES	$153,384	$162,825
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023, and December 31, 2022	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 145,478,668 and 142,249,619 shares issued as of June 30, 2023 and December 31, 2022, respectively; 137,793,478 and 134,564,429 outstanding as of June 30, 2023 and December 31, 2022, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of June 30, 2023 and December 31, 2022	(4,881)	(4,881)
Additional paid-in capital	455,354	439,644
Accumulated other comprehensive loss	(261)	(301)
Accumulated deficit	(414,702)	(391,129)

Total stockholders' equity	35,523	43,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,907	$206,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Subscription	$40,724	$37,972	$81,116	$74,989
Professional services	3,156	4,006	6,037	8,705

Total revenue	43,880	41,978	87,153	83,694

Cost of revenue:
Subscription	10,935	9,770	22,103	19,419
Professional services	4,343	5,519	9,162	11,315

Total cost of revenue	15,278	15,289	31,265	30,734

Gross profit	28,602	26,689	55,888	52,960

Operating expenses:

Research and development	12,975	14,441	27,105	29,314
Sales and marketing	12,734	16,416	24,805	31,032
General and administrative	12,431	11,338	24,531	22,775
Restructuring	23	—	968	—

Total operating expenses	38,163	42,195	77,409	83,121

Operating loss	9,561	15,506	21,521	30,161

Financial income, net	(1,166)	(241)	(2,951)	(56)

Loss before provision for income taxes	8,395	15,265	18,570	30,105

Provision for income taxes	2,383	2,082	5,003	4,168

Net loss	10,778	17,347	23,573	34,273

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.13	$0.17	$0.27

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	136,782,051	129,745,162	135,939,680	128,794,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$10,778	$17,347	$23,573	$34,273
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	270	(1,572)	(91)	(1,049)
Net unrealized gains (losses) on available-for-sale marketable securities	22	(145)	131	(145)
Other comprehensive income (loss)	292	(1,717)	40	(1,194)
Comprehensive loss	$10,486	$19,064	$23,533	$35,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2023	135,695,254	$13	7,685,190	$(4,881)	$447,316	$(553)	$(403,924)	$37,971

Stock-based compensation	—	—	—	—	7,668	—	—	7,668
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,098,224	—	—	—	370	—	—	370
Other comprehensive income	—	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	—	(10,778)	(10,778)

Balance as of June 30, 2023	137,793,478	$13	7,685,190	$(4,881)	$455,354	$(261)	$(414,702)	$35,523

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2022	127,648,228	$13	7,685,190	$(4,881)	$418,826	$523	$(339,560)	$74,921

Stock-based compensation expenses	—	—	—	—	6,145	—	—	6,145
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,938,526	—	—	—	1,066	—	—	1,066
Other comprehensive loss	—	—	—	—	—	(1,717)	—	(1,717)
Net loss	—	—	—	—	—	—	(17,347)	(17,347)

Balance as of June 30, 2022	130,586,754	$13	7,685,190	$(4,881)	$426,037	$(1,194)	$(356,907)	$63,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	134,564,429	$13	7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346

Stock-based compensation	—	—	—	—	14,959	—	—	14,959
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,229,049	—	—	—	751	—	—	751
Other comprehensive income	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(23,573)	(23,573)

Balance as of June 30, 2023	137,793,478	$13	7,685,190	$(4,881)	$455,354	$(261)	$(414,702)	$35,523

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2022	126,925,104	$13	7,685,190	$(4,881)	$412,776	$—	$(322,634)	$85,274

Stock-based compensation	—	—	—	—	11,897	—	—	11,897
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,661,650	—	—	—	1,364	—	—	1,364
Other comprehensive loss	—	—	—	—	—	(1,194)	—	(1,194)
Net loss	—	—	—	—	—	—	(34,273)	(34,273)

Balance as of June 30, 2022	130,586,754	$13	7,685,190	$(4,881)	$426,037	$(1,194)	$(356,907)	$63,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,573)	$(34,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	—	179
Depreciation and amortization	2,155	1,353
Stock-based compensation expenses	14,583	11,727
Amortization of deferred contract acquisition and fulfillment costs	5,872	5,066
Non-cash interest expenses (income), net	(405)	20
Gain on foreign exchange	(485)	—
Changes in operating assets and liabilities:
Trade receivables	(978)	(14,700)
Prepaid expenses and other current assets and other assets, noncurrent	(6)	115
Deferred contract acquisition and fulfillment costs	(3,279)	(6,517)
Trade payables	1,084	1,643
Accrued expenses and other current liabilities	(349)	(4,721)
Employees and payroll accruals	(2,409)	(1,214)
Other liabilities, noncurrent	415	(56)
Deferred revenue	(3,235)	(263)
Operating lease right-of-use assets and lease liabilities, net	(954)	(486)

Net cash used in operating activities	(11,564)	(42,127)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(14,645)	(38,393)
Proceeds from maturities of available-for-sale marketable securities	26,191	—
Purchases of property and equipment	(1,591)	(761)
Capitalized internal-use software	(1,242)	(3,076)
Investment in restricted bank deposit	(1,001)	(1,850)

Net cash provided by (used in) investing activities	7,712	(44,080)

Cash flows from financing activities:

Repayment of long-term loans	(3,000)	(1,500)
Principal payments on finance leases	—	(133)
Proceeds from exercise of stock options	815	754
Payment of debt issuance costs	—	(125)

Net cash used in financing activities	(2,185)	(1,004)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	485	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,552)	(87,211)
Cash, cash equivalents and restricted cash at the beginning of the period	45,833	144,371
Cash, cash equivalents and restricted cash at the end of the period	$40,281	$57,160
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2023	2022

Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$179	$415

Lease liabilities arising from right-of-use assets	$—	$23,712

Capitalized stock-based compensation cost	$389	$170

Pending proceeds from option exercises	$163	$227

Lease incentive recognized as leasehold improvements	$3,790	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$2,443	$6,463

Cash paid for interest	$1,504	$880

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$40,181	$55,660
Restricted cash included in other assets, noncurrent	100	1,500

Total cash, cash equivalents, and restricted cash	$40,281	$57,160

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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other future interim or annual period.
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
Concentration of Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, bank deposits, restricted cash and trade receivables.
The majority of the Company’s cash, and cash equivalents, marketable securities, bank deposits and restricted cash are invested with major banks in the United States, Israel, and the United Kingdom. Such investments in the United States may be in excess of insured limits and they are not insured in other jurisdictions. Market conditions can impact the viability of these financial institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company's business and financial position. In general, these investments may be redeemed upon demand and therefore bear minimal risk.
The Company’s trade receivables are geographically dispersed and derived from sales to customers mainly in the United States, Europe, and Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation, and account monitoring procedures.
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Customer A (M&T)	10.30%	*) —	10.50%	*) —
*) Represents an amount that is lower than 10% of the Company's total revenue.
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 24, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023 except as noted below.
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

NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended June 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$30,258	97.1%	$10,466	82.3%
Professional services	900	2.9%	2,256	17.7%

	$31,158	100%	$12,722	100%

	Three Months Ended June 30, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$28,280	93.0%	$9,692	83.7%
Professional services	2,123	7.0%	1,883	16.3%

	$30,403	100%	$11,575	100%

	Six Months Ended June 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$60,132	96.2%	$20,984	85.1%
Professional services	2,356	3.8%	3,681	14.9%

	$62,488	100%	$24,665	100%

	Six Months Ended June 30, 2022
	Enterprise, Education & Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$55,882	92.9%	$19,107	81.1%
Professional services	4,248	7.1%	4,457	18.9%

	$60,130	100%	$23,564	100%

The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$22,902	52.2%	$23,572	56.2%
Europe, the Middle East and Africa ("EMEA")	16,599	37.8%	13,816	32.9%
Other	4,379	10.0%	4,590	10.9%

	$43,880	100%	$41,978	100%

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$45,973	52.7%	$46,886	56.0%
EMEA	32,523	37.3%	27,640	33.0%
Other	8,657	9.9%	9,168	11.0%

	$87,153	100%	$83,694	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $174,329, which consists of both billed consideration in the amount of $57,872 and unbilled consideration in the amount of $116,457 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 59% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
On July 19, 2023, after the balance sheet date, the Company entered into an amendment to an agreement with one of its customers. The amendment among other things, decreases future commitments from the customer by an amount of approximately $7,000. The amount will decrease the unbilled consideration balance mentioned above.

Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Beginning balance	$26,146	$25,292	$26,928	$26,274
Additions to deferred contract acquisition costs during the period	1,807	4,369	3,547	5,473
Amortization of deferred contract acquisition costs	(2,468)	(2,275)	(4,990)	(4,361)

Ending balance	$25,485	$27,386	$25,485	$27,386

Deferred contract acquisition costs, current	$9,042	$8,902	$9,042	$8,902
Deferred contract acquisition costs, noncurrent	16,443	18,484	16,443	18,484

Total deferred costs to obtain a contract	$25,485	$27,386	$25,485	$27,386
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Beginning balance	$5,075	$5,641	$5,522	$5,427
Additions to deferred costs to fulfill a contract during the period	—	512	—	1,084
Amortization of deferred costs to fulfill a contract	(448)	(347)	(895)	(705)

Ending balance	$4,627	$5,806	$4,627	$5,806

Deferred fulfillment costs, current	1,719	1,594	1,719	1,594
Deferred fulfillment costs, noncurrent	2,908	4,212	2,908	4,212

Total deferred costs to fulfill a contract	$4,627	$5,806	$4,627	$5,806

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$2,265	$—	$(10)	$2,255
Municipal securities	1,045	—	—	1,045
U.S. Treasury	12,408	1	(16)	12,393
Commercial paper	8,797	—	—	8,797
Agency bonds	4,957	—	(15)	4,942
	29,472	1	(41)	29,432

Available-for-sale – matures after one year:
Agency bonds	1,017	—	(10)	1,007
	1,017	—	(10)	1,007

Total	$30,489	$1	$(51)	$30,439

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,305	$—	$(66)	$9,239
Municipal securities	1,751	—	(4)	1,747
U.S. Treasury	16,306	—	(111)	16,195
Commercial paper	11,237	—	—	11,237
Agency bonds	2,925	1	(1)	2,925
	$41,524	$1	$(182)	$41,343
As of June 30, 2023 and December 31, 2022, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and the vast majority of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	June 30, 2023	December 31, 2022

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$19,870	$16,489
U.S. Treasury	Level 2	$3,989	$—

Short-term marketable securities:
Corporate bonds	Level 2	$2,255	$9,239
Municipal securities	Level 2	$1,045	$1,747
U.S. Treasury	Level 2	$12,393	$16,195
Commercial paper	Level 2	$8,797	$11,237
Agency bonds	Level 2	$4,942	$2,925

Long-term marketable securities:
Agency bonds	Level 2	$1,007	$—

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$2,600	$2,600

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,005	$—

Liabilities:
Accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$210	$120

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $7,891 and $8,345 as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s outstanding contracts amounted to a liability of $210 and $120 as of June 30, 2023 and December 31, 2022, respectively. These liabilities were recorded under accrued expenses and other current liabilities. Losses of $693, $184, $1,198 and $735 were reclassified from accumulated other comprehensive losses during the three and six months ended June 30, 2023, and 2022 respectively. Such losses were reclassified from accumulated other comprehensive loss when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and six months ended June 30, 2023 and 2022 were as follows:

Condensed Statement of Operations Location:	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cost of revenue	$93	$124	$162	$100
Research and development	358	373	610	308
Sales and marketing	94	107	152	88
General and administrative	124	131	220	106
Restructuring	—	—	28	—

Total	$669	$735	$1,172	$602

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
Components of operating lease expense were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Operating lease cost	$726	$658	$1,488	$1,283
Short-term lease cost	—	81	154	81
Variable lease cost	20	6	29	18

Total	$746	$745	$1,671	$1,382
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash paid for operating leases	$875	$876	$1,477	$1,343
As of June 30, 2023, the weighted-average discount rate is 4.56% and the weighted-average remaining term is 8.5. Maturities of the Company’s operating lease liabilities as of June 30, 2023 were as follows:

Year Ending December 31,

2023 (Remainder)	1,684
2024	3,018
2025	3,074
2026	3,136
2027	2,704
2028	2,324
2029 and thereafter	8,908
Total operating lease payments	$24,848
Less: imputed interest	3,729
Total operating lease liabilities	$21,119

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of June 30, 2023:

Year Ending December 31,

2023 (Remainder)	4,773
2024	14,401
2025	13,121
2026	14,250

Total purchase commitment	$46,545
On July 17, 2023, after the balance sheet date, the Company amended the agreement with one if its cloud service providers. Among other things, the amendment decreased the remaining commitment by approximately $35,000 and changed the termination date of the agreement to October 2024.
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022

Prepaid expenses	$3,078	$3,369
Government institutions	289	422
Restricted bank deposits	2,600	2,600
Other current assets	1,437	1,130

	$7,404	$7,521

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	June 30, 2023	December 31, 2022
Cost:
Computers and peripheral equipment	$4,506	$4,323
Office furniture and equipment	1,855	551
Leasehold improvements	5,913	1,965
Finance leases of computers and peripheral equipment	253	253
Internal use software	13,458	12,095

	25,985	19,187

Accumulated depreciation	(5,885)	(4,045)

Depreciated cost	$20,100	$15,142

Depreciation expenses for the three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and 2022 were $998, $568, $1,840 and $970, respectively.

Other assets, noncurrent

	June 30, 2023	December 31, 2022

Restricted cash	$100	$1,208
Severance pay fund	1,592	1,855
Restricted deposit	1,005	—
Other	166	113

	$2,863	$3,176

Accrued expenses and other current liabilities

	June 30, 2023	December 31, 2022

Accrued expenses	$6,611	$7,471
Accrued taxes	8,636	7,966
Derivative instruments	210	120
Other current liabilities	810	970

	$16,267	$16,527

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	1.75	$4,700	$4,700
Customer relationship	3.75	2,419	2,419
Tradename	0	980	980

		8,099	8,099
Accumulated amortization and impairments:
Technology		(3,961)	(3,749)
Customer relationship		(2,229)	(2,203)
Tradename		(980)	(903)

		(7,170)	(6,855)

Intangible assets, net		$929	$1,244

During the three months ended June 30, 2023 and 2022, and the six months ended June 30, 2023 and 2022, the Company recorded amortization expenses in the amount of $148, $168, $315 and $383, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of June 30, 2023, is as follows:

Year Ending December 31,

2023 (Remainder)	240
2024	478
2025	148
2026	50
2027	13

$929

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $2,383, $2,082, $5,003 and $4,168 for the three and six months ended June 30, 2023, and 2022, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (28)%, (14)%, (27)% and (14)% for the three and six months ended June 30, 2023 and 2022, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. Deferred tax liability is from indefinite life goodwill intangibles. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.

NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator:
Net loss	$10,778	$17,347	$23,573	$34,273
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	136,782,051	129,745,162	135,939,680	128,794,256

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.13	$0.17	$0.27

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of June 30,
	2023	2022

Outstanding stock options and RSUs	39,020,539	37,827,145

Total	39,020,539	37,827,145

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

	Three Months Ended June 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$31,158	$12,722	$43,880

Gross profit	$23,073	$5,529	$28,602

Operating expenses			38,163
Financial income, net			(1,166)
Provision for income taxes			2,383

Net loss			$10,778

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,403	$11,575	$41,978

Gross profit	$20,701	$5,988	$26,689

Operating expenses			42,195
Financial income, net			(241)
Provision for income taxes			2,082

Net loss			$17,347

	Six Months Ended June 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$62,488	$24,665	$87,153

Gross profit	$45,862	$10,026	$55,888

Operating expenses			77,409
Financial income, net			(2,951)
Provision for income taxes			5,003

Net loss			$23,573

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
In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the total commitments under the Revolving Credit Facility are available for future borrowings.
In May 2023, the Company entered into an amendment to the Credit Agreement to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate under the Credit Agreement. Prior to the Fourth Amendment, borrowings under the credit agreement would bear interest, at the Company's election, at (a) the Eurodollar Rate (as defined in the Credit Agreement as in effect prior to the Fourth Amendment) plus a margin of 3.50% or (b) Alternative Base Rate (“ABR”) (as defined in the Credit Agreement) plus a margin of 2.50%.
Following the effectiveness of the Fourth Amendment, borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (aas defined in the Credit Agreement) plus 0.10% per annum plus a margin of 3.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 8.84%, consisting of 5.34% (the 3-month SOFR rate as of June 30, 2023), 0.10% credit spread adjustment and the margin of 3.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of June 30, 2023, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2023 (Remainder)	$3,000
2024	30,000

$33,000

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
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2023	25,988,465	$4.56	7.75	$6,285

Granted	—	$—
Exercised	(629,976)	$1.19		$451
Forfeited	(458,104)	$3.82

Outstanding as of June 30, 2023	24,900,385	$4.66	6.59	$9,936

Exercisable options at end of the period	17,226,948	$2.50	6.15	$9,936

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the six months ended June 30, 2023:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	7,469,000	$2.72
RSUs granted	9,885,034	$2.06
RSUs vested	(2,599,073)	$2.48
RSUs forfeited	(634,807)	$2.81
Unvested and Outstanding as of June 30, 2023	14,120,154	$2.30

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$266	$359	$535	$771
Research and development	1,131	1,111	2,272	2,139
Sales and marketing	798	985	1,571	1,911
General and administrative	5,227	3,604	10,205	6,906

Total expenses	$7,422	$6,059	$14,583	$11,727

As of June 30, 2023, there were $44,546 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

June 30, 2023
Outstanding options	24,900,385
Outstanding RSUs	14,120,154
Shares reserved under 2021 Plan	3,428,360

Total	42,448,899

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Financial income:

Interest income	$586	$166	$1,124	$172
Foreign currency translation adjustments, net	1,755	773	3,992	1,304

	2,341	939	5,116	1,476
Financial expenses:

Bank fees	55	50	89	76
Interest expense	808	489	1,611	987
Other	312	159	465	357

	1,175	698	2,165	1,420

Financial income, net	$(1,166)	$(241)	$(2,951)	$(56)

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the six months ended June 30, 2023 and 2022:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022;	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	131	(1,289)	(1,158)
Net realized losses reclassified from accumulated other comprehensive income	—	1,198	1,198
Other comprehensive income (loss)	131	(91)	40
Balance as of June 30, 2023	$(50)	$(211)	$(261)

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
During the six months ended June 30, 2023, in connection with the 2023 Reorganization Plan, the Company recorded expenses of $968, all for one-time employee termination benefits.
Restructuring Accruals
The following table is a reconciliation of the beginning and ending restructuring liability for the six months ended June 30, 2023, related to the 2022 Restructuring Plan and the 2023 Reorganization Plan:

	EE&T	M&T	Total
Balance as of December 31, 2022	$273	$2	$275
Accrual and accrual adjustments	553	415	968
Cash payments	(794)	(397)	(1,191)
Balance as of June 30, 2023	$32	$20	$52
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the condensed consolidated balance sheet as of June 30, 2023.

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
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, during the year ended December 31, 2022, we recorded expenses of $1,238, all for one-time employee termination benefits. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2023 Reorganization Plan on an annualized basis is expected to be approximately $16 million. The 2023 Reorganization Plan is focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. The 2023 Reorganization Plan's main objectives are to position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and return path to profitability. In connection with the 2023 Reorganization Plan, we incurred pre-tax charges of approximately $1 million as of June 30, 2023.
The 2023 Reorganization Plan was substantially completed in the first half of 2023. See Note 18, Restructuring Activities, for further information.
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
•Media & Telecom: Includes revenues from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: expected increase in the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs.

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue
Enterprise, Education & Technology	$31,158	$30,403	$62,488	$60,130
Media & Telecom	12,722	11,575	24,665	23,564
Total Revenue	$43,880	$41,978	$87,153	$83,694
Gross Profit
Enterprise, Education & Technology	23,073	20,701	45,862	41,467
Media & Telecom	5,529	5,988	10,026	11,493
Total Gross Profit	$28,602	$26,689	$55,888	$52,960

We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is reflected by our Net Dollar Retention Rate (as defined below). For the three months ended June 30, 2023 and 2022, our Net Dollar Retention Rate was 100% and 100%, respectively. We grew our Annualized Recurring Revenue (as defined below) by 8% in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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

Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. In 2021 and 2022 we expanded the capabilities of our Virtual & Hybrid Events product to support a broader range of event types and use cases and fitted them to also address low-touch and self-serve sales, which we are developing and investing in. Beginning this year, we plan to extend our range of existing artificial intelligence (“AI”) services with generative AI capabilities across our products, platform and partner ecosystem. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries.
Acquiring New Customers
We are focused on continuing to grow the number of customers that use our solutions. Additionally, we are investing in low-touch and self-serve offerings that can be sold by inside-sales teams or completely online, as well as in distribution channels. We believe this will enable us to efficiently acquire smaller customers across all industries – beyond large enterprises into small and medium-sized enterprises, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended June 30, 2023, our Net Dollar Retention Rate was 100%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.

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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended June 30,
	2023	2022
	(in thousands, except percentages)
Annualized Recurring Revenue	$163,405	$150,950
Net Dollar Retention Rate	100%	100%
Remaining Performance Obligations	$174,329	$172,732
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2023, our Remaining Performance Obligations was $174.3 million, which consists of both billed consideration in the amount of $57.9 million and unbilled consideration in the amount of $116.5 million that we expect to invoice and recognize in future periods. On July 19, 2023, the Company entered into an amendment to a commercial agreement that, among other things, decreases future commitments from the counterparty by an amount of approximately $7.0 million and, in turn, decreases the unbilled consideration balance as of such date.
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
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, facility exit and transition costs and restructuring.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. Adjusted EBITDA includes an adjustment for non-cash stock-based compensation expenses . It is reasonable to expect that this item will occur in future periods. However, we believe this adjustment is appropriate because the amount recognized can vary significantly from period to period, does not directly relate to the ongoing operations of our business, and complicates comparisons of our internal operating results between periods and with the operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described above help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations. Nevertheless, because of the limitations described above, management does not view EBITDA, or Adjusted EBITDA in isolation and also uses other measures, such as revenue, operating loss, and net loss, to measure operating performance.
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(10,778)	$(17,347)	$(23,573)	$(34,273)
Financial income, net (a)	(1,166)	(241)	(2,951)	(56)
Provision for income taxes	2,383	2,082	5,003	4,168
Depreciation and amortization	1,146	736	2,155	1,353
EBITDA	(8,415)	(14,770)	(19,366)	(28,808)
Non-cash stock-based compensation expense	7,422	6,059	14,583	11,727
Facility exit and transition costs (b)	—	214	154	214
Restructuring (c)	23	—	968	—
Adjusted EBITDA	$(970)	$(8,497)	$(3,661)	$(16,867)

(a)The three months ended June 30, 2023 and 2022, and the six months ended June 30, 2023 and 2022 include $808, $489, $1,611 and $987 respectively, of interest expenses.

(b)Facility exit and transition costs for the six months ended June 30, 2023, and 2022, and the three months ended June 30, 2022, include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(c)The three months ended June 30, 2023 and the six months ended June 30, 2023 include one-time employee termination benefits incurred in connection with the 2023 Reorganization Plan.

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
Cost of Revenue
Cost of subscription revenue consists primarily of employee-related costs including payroll, benefits and stock-based compensation expense for operations and customer support teams, costs of cloud hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology or licenses and allocated overhead costs.
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
For the three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and 2022, our cost of revenue was $15,278, $15,289, $31,265 and $30,734, respectively.

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
For the three months ended June 30, 2023 and 2022, our gross margins were 65% (73% for subscriptions and (38)% for professional services) and 64% (74% for subscriptions and (38)% for professional services), respectively. For the six months ended June 30, 2023 and 2022, our gross margins were 64% (73% for subscriptions and (52)% for professional services) and 63% (74% for subscriptions and (30)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended June 30, 2023 and 2022, were 74% (79% for subscription and (88)% for professional services), and 68% (76% for subscription and (38)% for professional services), respectively. For the six months ended June 30, 2023 and 2022, our gross margins for our EE&T segment were 73% (79% for subscriptions and (58)% for professional services) and 69% (77% for subscriptions and (37)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended June 30, 2023 and 2022 were 43% (57% for subscriptions and (17)% for professional services) and 52% (69% for subscriptions and (37)% for professional services), respectively. For the six months ended June 30, 2023 and 2022, our gross margins for our M&T segment were 41% (56% for subscription and (48)% for professional services) and 49% (66% for subscription and (23)% for professional services), respectively.

Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. We expect our research and development expenses to decrease in both absolute dollars and as a percentage of revenue for the near and medium-term, as a result of the implementation of our Reorganization Plans, improving efficiency and productivity while further dedicating substantial resources to develop, improve, and expand the functionality of our solutions. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs. Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses to decrease both on an absolute dollar basis and as a percentage of revenue for the near and medium-term, as a result of the implementation of our Reorganization Plans, improving efficiency and productivity while we continue our focused investment to support our growth.
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

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage	2023	2022	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$31,158	$30,403	$755	2%	$62,488	$60,130	$2,358	4%
Media & Telecom	12,722	11,575	1,147	10%	24,665	23,564	1,101	5%
Total revenue	43,880	41,978	1,902	5%	87,153	83,694	3,459	4%
Cost of revenue	15,278	15,289	(11)	0%	31,265	30,734	531	2%
Total gross profit	28,602	26,689	1,913	7%	55,888	52,960	2,928	6%
Operating expenses:
Research and development expenses	12,975	14,441	(1,466)	(10)%	27,105	29,314	(2,209)	(8)%
Sales and marketing expenses	12,734	16,416	(3,682)	(22)%	24,805	31,032	(6,227)	(20)%
General and administrative expenses	12,431	11,338	1,093	10%	24,531	22,775	1,756	8%
Other operating expenses	23	—	23	NM	968	—	968	NM
Total operating expenses	38,163	42,195	(4,032)	(10)%	77,409	83,121	(5,712)	(7)%
Loss from operations	9,561	15,506	(5,945)	(38)%	21,521	30,161	(8,640)	(29)%
Financial income, net	(1,166)	(241)	(925)	384%	(2,951)	(56)	(2,895)	5170%
Loss before provision for income taxes	8,395	15,265	(6,870)	(45)%	18,570	30,105	(11,535)	(38)%
Provision for income taxes	2,383	2,082	301	14%	5,003	4,168	835	20%
Net loss	$10,778	$17,347	$(6,569)	(38)%	$23,573	$34,273	$(10,700)	(31)%

NM - Not meaningful
Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (71% and 72% of revenue for the three months ended June 30, 2023 and 2022, respectively, and 72% for each of the six months ended June 30, 2023 and 2022): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (29% and 28% of revenue for the three months ended June 30, 2023 and 2022, respectively, and 28% for each of the six months ended June 30, 2023 and 2022): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended June 30, 2023 and 2022

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$30,258	$28,280	$1,978	7%
Professional services revenue	900	2,123	(1,223)	(58)%
Total Enterprise, Education & Technology revenue	$31,158	$30,403	$755	2%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$23,866	$21,515	$2,351	11%
Professional services gross profit (loss)	(793)	(814)	21	(3)%
Total Enterprise, Education & Technology gross profit	$23,073	$20,701	$2,372	11%

Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $0.8 million, or 2%, to $31.2 million for the three months ended June 30, 2023, from $30.4 million for the three months ended June 30, 2022. The increase is mainly attributable to a $2.3 million increase in revenue generated from new customers, partially offset by a $1.5 million decrease in revenue generated from existing customers.
EE&T subscription revenue increased by $2.0 million, or 7%, to $30.3 million for the three months ended June 30, 2023, from $28.3 million for the three months ended June 30, 2022.
EE&T professional services revenue decreased by $1.2 million, or 58%, to $0.9 million for the three months ended June 30, 2023, from $2.1 million for the three months ended June 30, 2022. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $2.4 million, or 11%, to $23.1 million for the three months ended June 30, 2023, from $20.7 million for the three months ended June 30, 2022. This increase was mainly due to a 6 percentage point increase in gross margin to 74% for the three months ended June 30, 2023 from 68% for the three months ended June 30, 2022, primarily due to higher efficiency in production and lower compensation costs as a result of our cost reduction measures, and an increase in revenue of $0.8 million.
EE&T subscription gross profit increased by $2.4 million, or 11%, to $23.9 million for the three months ended June 30, 2023, from $21.5 million for the three months ended June 30, 2022.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$10,466	$9,692	$774	8%
Professional services revenue	2,256	1,883	373	20%
Total Media & Telecom revenue	$12,722	$11,575	$1,147	10%

Media & Telecom gross profit:
Subscription gross profit	$5,923	$6,688	$(765)	(11)%
Professional services gross loss	(394)	(700)	306	44%
Total Media & Telecom gross profit	$5,529	$5,988	$(459)	(8)%

Media & Telecom Revenue
M&T revenue increased by $1.1 million, or 10%, to $12.7 million for the three months ended June 30, 2023, from $11.6 million for the three months ended June 30, 2022. The increase is mainly attributable to a $0.8 million increase in revenue from new customers, and a $0.3 million increase in revenue from existing customers.
M&T subscription revenue increased by $0.8 million, or 8%, to $10.5 million for the three months ended June 30, 2023, from $9.7 million for the three months ended June 30, 2022.
M&T professional services revenue increased by $0.4 million, or 20%, to $2.3 million for the three months ended June 30, 2023, from $1.9 million for the three months ended June 30, 2022.

Media & Telecom Gross Profit
M&T gross profit decreased by $0.5 million, or 8%, to $5.5 million for the three months ended June 30, 2023, from $6.0 million for the three months ended June 30, 2022. This decrease was mainly due a 9 percentage point decrease in gross margin to 43% for the three months ended June 30, 2023 from 52% for the three months ended June 30, 2022. The decrease in gross margin was attributable primarily to increase in production cost as a percentage of subscription revenue.
M&T subscription gross profit decreased by $0.8 million, or 11%, to $5.9 million for the three months ended June 30, 2023, from $6.7 million for the three months ended June 30, 2022.
M&T professional services gross loss decreased by $0.3 million, or 44%, to $0.4 million for the three months ended June 30, 2023, from $0.7 million for the three months ended June 30, 2022.

Operating Expenses
Research and Development expenses

	Three Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$9,198	$11,249	$(2,051)	(18)%
Subcontractors and consultants	1,432	1,245	187	15%
IT related	1,398	1,193	205	17%
Other	947	754	193	26%
Total research and development expenses	$12,975	$14,441	$(1,466)	(10)%
Research and development expenses decreased by $1.5 million, or 10%, to $13.0 million for the three months ended June 30, 2023, from $14.4 million for the three months ended June 30, 2022. The decrease was primarily due to a $2.1 million decrease in compensation expenses, which mainly related to lower headcount as a result of our Reorganization Plans.
Sales and Marketing expenses

	Three Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$10,001	$13,205	$(3,204)	(24)%
Marketing expenses	1,435	1,475	(40)	(3)%
Travel and entertainment	454	504	(50)	(10)%
Other	844	1,232	(388)	(31)%
Total sales and marketing expenses	$12,734	$16,416	$(3,682)	(22)%
Sales and marketing expenses decreased by $3.7 million, or 22%, to $12.7 million for the three months ended June 30, 2023, from $16.4 million for the three months ended June 30, 2022. The decrease was primarily due to a $3.4 million decrease in compensation related to lower headcount as result of our Reorganization Plans.
General and Administrative expenses

	Three Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,875	$7,788	$1,087	14%
Professional fees and insurance	1,468	1,652	(184)	-11%
Subcontractors and consultants	258	290	(32)	-11%
Travel and entertainment	274	136	138	101%
Other	1,556	1,472	84	6%
Total general and administrative expenses	$12,431	$11,338	$1,093	10%

General and administrative expenses increased by $1.1 million, or 10%, to $12.4 million for the three months ended June 30, 2023, from $11.3 million for the three months ended June 30, 2022. The increase was primarily due to an increase of $1.1 million compensation costs mainly because of increased stock-based compensation expenses due to a recent equity grant made to our executives.
Financial income, net
Financial income, net increased by $0.9 million, or 384%, to $1.2 million for the three months ended June 30, 2023, from $0.2 million for the three months ended June 30, 2022. The increase was primarily due to a $1.0 million related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $0.3 million or 14%, to $2.4 million for the three months ended June 30, 2023, from $2.1 million for the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$60,132	$55,882	$4,250	8%
Professional services revenue	2,356	4,248	(1,892)	(45)%
Total Enterprise, Education & Technology revenue	$62,488	$60,130	$2,358	4%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$47,239	$43,035	$4,204	10%
Professional services gross loss	(1,377)	(1,568)	191	(12)%
Total Enterprise, Education & Technology gross profit	$45,862	$41,467	$4,395	11%

Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $2.4 million, or 4%, to $62.5 million for the six months ended June 30, 2023, from $60.1 million for the six months ended June 30, 2022. The increase is mainly attributable to a $3.8 million increase in revenue from new customers partially offset by a $1.4 million decrease in revenue from existing customers.
EE&T subscription revenue increased by $4.3 million, or 8%, to $60.1 million for the six months ended June 30, 2023, from $55.9 million for the six months ended June 30, 2022.
EE&T professional services revenue decreased by $1.9 million, or 45%, to $2.4 million for the six months ended June 30, 2023 from $4.2 million for the six months ended June 30, 2022. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $4.4 million, or 11%, to $45.9 million for the six months ended June 30, 2023, from $41.5 million for the six months ended June 30, 2022. This increase was mainly due to a $2.4 million increase in revenue and an increase in the gross margin by 4 percentage points to 73% in the six months ended June 30, 2023 from 69% in the six months ended June 30, 2022 mainly due to higher efficiency in production and lower compensation costs as a result of our cost reduction measures.
EE&T subscription gross profit increased by $4.2 million, or 10%, to $47.2 million for the six months ended June 30, 2023, from $43.0 million for the six months ended June 30, 2022.
EE&T professional services gross loss decreased by $0.2 million, or 12%, to a gross loss of $1.4 million for the six months ended June 30, 2023, from a gross loss of $1.6 million for the six months ended June 30, 2022.
Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$20,984	$19,107	$1,877	10%
Professional services revenue	3,681	4,457	(776)	(17)%
Total Media & Telecom revenue	$24,665	$23,564	$1,101	5%

Media & Telecom gross profit:
Subscription gross profit	11,774	12,534	$(760)	(6)%
Professional services gross loss	(1,748)	(1,041)	(707)	68%
Total Media & Telecom gross profit	$10,026	$11,493	$(1,467)	(13)%

Media & Telecom Revenue
M&T revenue increased by $1.1 million, or 5%, to $24.7 million for the six months ended June 30, 2023, from $23.6 million for the six months ended June 30, 2022. The increase is mainly attributable to revenue from existing customers.
M&T subscription revenue increased by $1.9 million, or 10%, to $21.0 million for the six months ended June 30, 2023, from $19.1 million for the six months ended June 30, 2022.
M&T professional services revenue decreased by $0.8 million, or 17%, to $3.7 million for the six months ended June 30, 2023, from $4.5 million for the six months ended June 30, 2022.

Media & Telecom Gross Profit
M&T gross profit decreased by $1.5 million, or 13%, to $10.0 million for the six months ended June 30, 2023, from $11.5 million for the six months ended June 30, 2022. This decrease was mainly due to a decrease in gross margin to 41% for the six months ended June 30, 2023 from 49% for the six months ended June 30, 2022. The decrease in gross margin was attributable primarily to an increase in production cost as a percentage of subscription revenue, partially offset by $1.1 million increase in revenue.
M&T subscription gross profit decreased by $0.8 million, or 6%, to $11.8 million for the six months ended June 30, 2023, from $12.5 million for the six months ended June 30, 2022.
M&T professional services gross loss increased by $0.7 million, or 68%, to $1.7 million for the six months ended June 30, 2023, from $1.0 million for the six months ended June 30, 2022.

Operating Expenses
Research and Development expenses

	Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$19,351	$22,641	$(3,290)	(15)%
Subcontractors and consultants	2,983	2,515	468	19%
IT related	3,113	2,675	438	16%
Other	1,658	1,483	175	12%
Total research and development expenses	$27,105	$29,314	$(2,209)	(8)%
Research and development expenses decreased by $2.2 million, or 8%, to $27.1 million for the six months ended June 30, 2023, from $29.3 million for the six months ended June 30, 2022. The decrease was primarily due to a $3.3 million decrease in compensation expenses, which mainly related to lower headcount as a result of our Reorganization Plans.
Sales and Marketing expenses

	Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$20,135	$25,266	$(5,131)	(20)%
Marketing expenses	2,060	2,769	(709)	(26)%
Travel and entertainment	835	693	142	20%
Other	1,775	2,304	(529)	(23)%
Total sales and marketing expenses	$24,805	$31,032	$(6,227)	(20)%
Sales and marketing expenses decreased by $6.2 million, or 20%, to $24.8 million for the six months ended June 30, 2023, from $31.0 million for the six months ended June 30, 2022. The decrease was primarily due to a $5.7 million decrease in compensation which mainly related to lower headcount as a result of our Reorganization Plans and $0.7 million decrease in marketing related expenses.

General and Administrative expenses

	Six Months Ended June 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$17,913	$15,871	$2,042	13%
Professional fees and insurance	2,578	3,290	(712)	-22%
Subcontractors and consultants	622	570	52	9%
Travel and entertainment	426	201	225	112%
Other	2,992	2,843	149	5%
Total general and administrative expenses	$24,531	$22,775	$1,756	8%
General and administrative expenses increased by $1.8 million, or 8%, to $24.5 million for the six months ended June 30, 2023, from $22.8 million for the six months ended June 30, 2022. The increase was primarily due to a $2.0 million increase in compensation costs mainly because of increased stock-based compensation expenses due to a recent equity grant made to our executives.
Restructuring
Restructuring expenses were $1.0 million for the six months ended June 30, 2023, due to the 2023 Reorganization Plan and consisted of employee severance and related costs.
See Note 18 to our condensed consolidated financial statements for additional details regarding the 2023 Reorganization Plan.
Financial Income, net
Financial income, net increased by $2.9 million, or 5170%, to $3.0 million for the six months ended June 30, 2023, from $0.1 million for the six months ended June 30, 2022. The increase was primarily due to a $2.7 million income related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $0.8 million, or 20%, to $5.0 million for the six months ended June 30, 2023, from $4.2 million for the six months ended June 30, 2022, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility (as defined below). During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of June 30, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.

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
If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread pandemic related to COVID-19 and its variants, the ongoing conflict between Russia and Ukraine and rising inflation and interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. Our ability to access capital may also be impacted by political, economic, and military conditions in Israel and in other regions at which we operate, or changes in the business environment in those regions. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

Credit Facilities
In January 2021, we entered into a new credit agreement (as amended, the “Credit Agreement”) with one of our existing lenders, which provides for a new senior secured term loan facility in the aggregate principal amount of $40.0 million (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). In June 2021, we entered into an amendment to the Credit Agreement to, among other things, increase commitments under the Revolving Credit Facility to $35.0 million, and make certain other changes to certain covenants and definitions. In May 2023, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate under the Credit Agreement. The amount available for borrowing under the Revolving Credit Facility is limited to a borrowing base, which is equal to the product of (a) 800% (which will automatically reduce to 350% on the date the Term Loan Facility is repaid in full), multiplied by (b) monthly Recurring Revenue for the most recently ended monthly period, multiplied by (c) the Retention Rate (in each case, as defined in the Credit Agreement). The Revolving Credit Facility includes a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million, each of which reduces borrowing availability under the Revolving Credit Facility.
Borrowings under the Credit Facilities bear interest, determined as follows: (a) Term SOFR Borrowing accrue interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Credit Agreement) for the Interest Period therefor plus margin of 3.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and each Daily Simple SOFR Borrowing shall accrue interest at a rate per annum equal to Adjusted Daily Simple SOFR (as defined in the Credit Agreement, including an adjustment of 0.10% per annum) plus the Applicable Margin of 3.5%; and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 8.84%, consisting of 5.34% (the 3-month SOFR rate as of June 30, 2023), 0.10% credit spread adjustment and the margin of 3.50%.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of June 30, 2023.

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
In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of June 30, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings. As of June 30, 2023, we had approximately $33.0 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)

Net cash used in operating activities	$(11,564)	$(42,127)
Net cash provided by (used in) investing activities	7,712	(44,080)
Net cash used in financing activities	(2,185)	(1,004)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	485	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,552)	(87,211)
Cash, cash equivalents, and restricted cash at beginning of period	45,833	144,371
Cash, cash equivalents and restricted cash at end of period	$40,281	$57,160
Operating Activities
Net cash flows used in operating activities decreased by $30.6 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Net cash used in operating activities of $11.6 million for the six months ended June 30, 2023, was primarily due to $23.6 million incremental net loss, adjusted for non-cash charges of $22.2 million, and net cash outflows of $9.7 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $2.2 million, stock-based compensation expenses of $14.6 million and amortization of deferred contract acquisitions and fulfillment costs of $5.9 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred contract acquisition and fulfillment cost of $3.3 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $2.8 million, decrease in deferred revenue of $3.2 million and an increase in trade receivables of $1.0 million, offset by an increase in trade payables of $1.1 million.

Net cash used in operating activities of $42.1 million for the six months ended June 30, 2022, was primarily due to $34.3 million incremental net loss, adjusted for non-cash charges of $18.2 million, and net cash outflows of $26.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.4 million, stock-based compensation expenses of $11.7 million and amortization of deferred contract acquisitions and fulfillment costs of $5.1 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase of trade receivables of $14.7 million, decrease in deferred revenue of $0.3 million, increase of deferred contract acquisition and fulfillment cost of $6.5 million, decrease in trade payables of $1.6 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $5.9 million and an increase of $0.1 million in prepaid expenses and other current assets and other assets, noncurrent.
Investing Activities
Net cash flows provided by investing activities increased by $51.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Net cash provided by investing activities of $7.7 million for the six months ended June 30, 2023 was related to proceeds from maturities of available-for-sale marketable securities of $26.2 million, offset by $1.2 million of capitalized internal use software, investment in available-for-sale marketable securities of $14.6 million, $1.6 million of capital expenditures and $1.0 million of investment in restricted bank deposit.
Net cash used in investing activities of $44.1 million for the six months ended June 30, 2022 was related to $3.1 million of capitalized internal use software, investment in available-for-sale marketable securities of $38.4 million, and $0.8 million of capital expenditures.
Financing Activities
Net cash flows used in financing activities increased by $1.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Net cash used in financing activities of $2.2 million for the six months ended June 30, 2023 was primarily due to repayment of long-term loans of $3.0 million, offset by $0.8 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $1.0 million for the six months ended June 30, 2022, was primarily due to repayment of long-term loans of $1.5 million, repayment of finance lease liabilities of $0.1 million, and payment of debt issuance costs of $0.1 million, offset by $0.8 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2023 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2022 10-K. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the anticipated impact of COVID-19 and macroeconomic uncertainty, including due to the Russia-Ukraine conflict, rising interest rates and inflation, and other macro- and microeconomic trends. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2022 10-K. There have been no significant changes to these policies and estimates during the six months ended June 30, 2023.

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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the six months ended June 30, 2023, of $1.4 million due to NIS (after considering cash-flow hedges) and $2.8 million due to Euros.
Interest Rate Risk
As of June 30, 2023, we had outstanding floating rate debt obligations of $32.9 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the six months ended June 30, 2023.

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

•develop or enhance our platform, products, or solutions or introduce or adapt new technologies;
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

We may face risks associated with our use of certain artificial intelligence and machine learning models
Our business utilizes artificial intelligence and machine learning technologies some of which are offered by third parties, to add AI-based applications to our offering and to drive efficiencies in our business. As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Our offerings utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other artificial intelligence technologies to offer new applications, upgrade our solutions and enhance our capabilities, among other things, to identify trends, anomalies and correlations, provide alerts and initiate business processes. If these artificial intelligence or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party.
Additionally, we are making, and plan to make in the future, significant investments in adopting artificial intelligence and machine learning technologies across our business, including introducing generative AI capabilities both within the product layer and at the platform level across the platform’s application programming interfaces. Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase our estimated costs in this area. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, financial condition, and results of operations.
Political, economic, and military conditions in Israel could materially and adversely affect our business.
We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of June 30, 2023, we had 341 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip and proxies thereof in the West Bank, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel may be called upon to perform military reserve duty and, in emergency circumstances, may be called to immediate and unlimited active duty. If this were to occur, our operations could be disrupted by the absence of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
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
The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. Such changes could adversely affect our ability to access capital or to attract and retain highly skilled personnel. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds Issuer Purchases of Equity Securities

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.1	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
4.3	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-40644	4.1	08/08/2022

10.1
Third Amendment to Credit Agreement, dated as of April 19, 2022, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.
*
10.2
Fourth Amendment to Credit Agreement, dated as of May 23, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, as the Administrative Agent, the Issuing Lender and the Swingline Lender.
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

KALTURA, INC.

Date: August 2, 2023	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)