Form 10-Q
period 2023-09-30
KALTURA INC
filed 2023-11-08
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐     No ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 1, 2023 was 141,405,627

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following risks and the other important factors discussed in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023:

•
The ongoing distressed economic climate, and the associated impact on capital markets, has resulted in, among other things, slowdown of business activities and decline in spending and procurement by customers, increased price-driven competition, including through initiation of bid processes and longer sale cycles, and other adverse effects. If we are unable to successfully assess or mitigate the direct and indirect impact of the worsening economic climate on our business and operations, or the duration and depth of the current instability of the global economy, or if we are unable to retain our existing customer base or to obtain new customers at reasonable prices, our business, financial condition, results of operations and prospects would be adversely affected;

•
Our primary research and development, human resources, and certain other finance and administrative activities are based in Israel, and the political, economic, and military conditions in Israel, such as the current conflicts with Hamas and Hezbollah, could materially and adversely affect our business.

•
Our dependency on existing customer demand and exposure to changes in demand by our customers, loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, including as a result from reasons not under our control, makes it difficult to evaluate our current business and future prospects and may increase the risk that our business, financial condition, results of operations and growth prospects would be adversely affected;

•
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

•
Our future success depends on the growth and expansion of the markets for our offerings, which are new and evolving and may develop more slowly or differently than we expect, and on our ability to adapt and respond effectively to evolving market conditions;

•
If we are not able to keep pace with technological and competitive developments. and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected;

•	We may face risks associated with our use of certain artificial intelligence and machine learning models (collectively, "AI").

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

•
Part of our Application Programming Interfaces (APIs) and other components in our offerings are licensed to the public under an open-source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights;

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

•
Political, economic, and military conditions in Ukraine, Russia and other countries following the Russian invasion to Ukraine, or political, economic, and in other regions in which we operate, or changes in the business environment in those regions, could materially and adversely affect our business;

•	Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements;

•
We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations;

•
Increased breaches of network or information technology security along with an increase in cyber-attack activities, increases the risk that we shall be subject to cybersecurity threats that could have an adverse effect on our business;

•
Data privacy and data protection laws are rapidly evolving and present increasing compliance challenges. Additionally, if we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities;

•
We typically provide service-level commitments and offer customer support under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, face contract termination with refunds of prepaid amounts, be charged penalties, or could experience a decrease in customer renewals in future periods, any of which would lower our revenue and adversely affect our business, financial condition and results of operations;

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

•
The failure to effectively develop and expand our marketing and sales capabilities or to maintain or expand our international business, could harm our ability to increase our customer base and achieve broader market acceptance of our offerings;

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

•	Our international operations and expansion expose us to risk;

•	A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks;

•
If we are unable to consummate acquisitions at acceptable rate or prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,073	$44,625
Marketable securities	35,084	41,343
Trade receivables	21,865	28,786
Prepaid expenses and other current assets	7,430	7,521
Deferred contract acquisition and fulfillment costs, current	10,601	10,759

Total current assets	109,053	133,034

LONG-TERM ASSETS:
Marketable securities	1,902	-
Property and equipment, net	20,763	15,142
Other assets, noncurrent	2,910	3,176
Deferred contract acquisition and fulfillment costs, noncurrent	18,277	21,691
Operating lease right-of-use assets	14,735	20,814
Intangible assets, net	808	1,244
Goodwill	11,070	11,070

Total noncurrent assets	70,465	73,137

TOTAL ASSETS	$179,518	$206,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$31,455	$5,793
Trade payables	4,435	9,437
Employees and payroll accruals	12,380	14,884
Accrued expenses and other current liabilities	17,184	16,527
Operating lease liabilities, current	2,337	2,355
Deferred revenue, current	59,244	59,841

Total current liabilities	127,035	108,837

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	578	1,266
Long-term loans, net of current portion	-	30,004
Operating lease liabilities, noncurrent	17,581	20,697
Other liabilities, noncurrent	2,147	2,021

Total long-term liabilities	20,306	53,988

TOTAL LIABILITIES	$147,341	$162,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)
	September 30, 2023	December 31, 2022
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023, and December 31, 2022	-	-
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 147,960,279 and 142,249,619 shares issued as of September 30, 2023 and December 31, 2022, respectively; 140,275,089 and 134,564,429 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	13	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of September 30, 2023 and December 31, 2022	(4,881)	(4,881)
Additional paid-in capital	463,155	439,644
Accumulated other comprehensive loss	(682)	(301)
Accumulated deficit	(425,428)	(391,129)

Total stockholders' equity	32,177	43,346

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$179,518	$206,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Subscription	$40,847	$37,915	$121,962	$112,904
Professional services	2,695	3,136	8,732	11,841

Total revenue	43,542	41,051	130,694	124,745

Cost of revenue:
Subscription	11,004	9,772	33,106	29,192
Professional services	4,839	4,904	14,001	16,219

Total cost of revenue	15,843	14,676	47,107	45,411

Gross profit	27,699	26,375	83,587	79,334

Operating expenses:

Research and development	12,558	13,891	39,663	43,205
Sales and marketing	11,683	15,040	36,489	46,072
General and administrative	11,767	11,412	36,298	34,188
Restructuring	5	884	973	884

Total operating expenses	36,013	41,227	113,423	124,349

Operating loss	8,314	14,852	29,836	45,015

Financial expenses (income), net	(95)	3,002	(3,047)	2,945

Loss before provision for income taxes	8,219	17,854	26,789	47,960

Provision for income taxes	2,507	1,589	7,510	5,756

Net loss	10,726	19,443	34,299	53,716

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.15	$0.25	$0.41

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,186,364	132,185,026	137,033,800	129,919,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$10,726	$19,443	$34,299	$53,716
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	(445)	553	(536)	(496)
Net unrealized gains (losses) on available-for-sale marketable securities	24	(100)	155	(245)
Other comprehensive income (loss)	(421)	453	(381)	(741)
Comprehensive loss	$11,147	$18,990	$34,680	$54,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock			Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount		Number	Amount

Balance as of July 1, 2023	137,793,478	$13		7,685,190	$(4,881)	$455,354	$(261)	$(414,702)	$35,523

Stock-based compensation	-	-		-	-	7,512	-	-	7,512
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,481,611	*	)	-	-	289	-	-	289
Other comprehensive loss	-	-		-	-	-	(421)	-	(421)
Net loss	-	-		-	-	-	-	(10,726)	(10,726)

Balance as of September 30, 2023	140,275,089	$13		7,685,190	$(4,881)	$463,155	$(682)	$(425,428)	$32,177

	Common stock			Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount		Number	Amount

Balance as of July 1, 2022	130,586,754	$13		7,685,190	$(4,881)	$426,037	$(1,194)	$(356,907)	$63,068

Stock-based compensation	-	-		-	-	6,176	-	-	6,176
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,905,370	*	)	-	-	1,249	-	-	1,249
Other comprehensive income	-	-		-	-	-	453	-	453
Net loss	-	-		-	-	-	-	(19,443)	(19,443)

Balance as of September 30, 2022	132,492,124	$13		7,685,190	$(4,881)	$433,462	$(741)	$(376,350)	$51,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

*) Represents an amount less than $1k.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock			Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount		Number	Amount

Balance as of January 1, 2023	134,564,429	$13		7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346

Stock-based compensation	-	-		-	-	22,471	-	-	22,471
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	5,710,660	*	)	-	-	1,040	-	-	1,040
Other comprehensive loss	-	-		-	-	-	(381)	-	(381)
Net loss	-	-		-	-	-	-	(34,299)	(34,299)

Balance as of September 30, 2023	140,275,089	$13		7,685,190	$(4,881)	$463,155	$(682)	$(425,428)	$32,177

	Common stock			Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount		Number	Amount

Balance as of January 1, 2022	126,925,104	$13		7,685,190	$(4,881)	$412,776	$-	$(322,634)	$85,274

Stock-based compensation	-	-		-	-	18,074	-	-	18,074
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	5,567,020	*	)	-	-	2,612	-	-	2,612
Other comprehensive loss	-	-		-	-	-	(741)	-	(741)
Net loss	-	-		-	-	-	-	(53,716)	(53,716)

Balance as of September 30, 2022	132,492,124	$13		7,685,190	$(4,881)	$433,462	$(741)	$(376,350)	$51,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(34,299)	$(53,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	-	179
Depreciation and amortization	3,409	1,874
Stock-based compensation expenses	21,956	17,827
Amortization of deferred contract acquisition and fulfillment costs	8,774	7,883
Non-cash interest income, net	(705)	(51)
Gain on foreign exchange	(439)	-
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	6,921	(5,761)
Increase in prepaid expenses and other current assets and other assets, noncurrent	(193)	(697)
Increase in deferred contract acquisition and fulfillment costs	(4,853)	(8,715)
Increase (decrease) in trade payables	(5,575)	98
Increase (decrease) in accrued expenses and other current liabilities	91	(3,600)
Increase in employees and payroll accruals	(2,504)	(2,195)
Increase (decrease) in other liabilities, noncurrent	411	(33)
Increase (decrease) in deferred revenue	(1,285)	6,145
Operating lease right-of-use assets and lease liabilities, net	(1,613)	(220)

Net cash used in operating activities	(9,904)	(40,982)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(33,609)	(47,447)
Proceeds from sales and maturities of available-for-sale marketable securities	38,976	5,670
Purchases of property and equipment	(1,792)	(1,004)
Capitalized internal-use software	(1,493)	(4,573)
Investment in restricted bank deposit	(1,001)	(1,850)

Net cash provided by (used in) investing activities	1,081	(49,204)

Cash flows from financing activities:

Repayment of long-term loans	(4,500)	(2,250)
Principal payments on finance leases	-	(135)
Proceeds from exercise of stock options	1,224	2,445
Payment of debt issuance costs	-	(125)

Net cash used in financing activities	(3,276)	(65)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	439	-
Net decrease in cash, cash equivalents and restricted cash	(11,660)	(90,251)
Cash, cash equivalents and restricted cash at the beginning of the period	45,833	144,371
Cash, cash equivalents and restricted cash at the end of the period	$34,173	$54,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$699	$141

Lease liabilities arising from right-of-use assets	$-	$23,712

Capitalized stock-based compensation cost	$552	$247

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$3,182	$7,687

Cash paid for interest	$2,242	$1,429

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$34,073	$52,638
Restricted cash included in other assets, noncurrent	100	1,482

Total cash, cash equivalents, and restricted cash	$34,173	$54,120

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

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other future interim or annual period.

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

Major customer data as a percentage of total revenues:

The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Customer A (M&T)	10.43%	*) -	10.50%	*) -

*) Represents an amount that is lower than 10% of the Company's total revenue.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 24, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023 except as noted below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

NOTE 3:   REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables present disaggregated revenue by category:

	Three Months Ended September 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$30,043	96.6%	$10,804	86.8%
Professional services	1,052	3.4%	1,643	13.2%

	$31,095	100%	$12,447	100%

	Three Months Ended September 30, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$28,676	95.4%	$9,239	84.0%
Professional services	1,380	4.6%	1,756	16.0%

	$30,056	100%	$10,995	100%

	Nine Months Ended September 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$90,175	96.4%	$31,787	85.7%
Professional services	3,408	3.6%	5,324	14.3%

	$93,583	100%	$37,111	100%

	Nine Months Ended September 30, 2022
	Enterprise, Education & Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$84,558	93.8%	$28,346	82.0%
Professional services	5,628	6.2%	6,213	18.0%

	$90,186	100%	$34,559	100%

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$22,394	51.4%	$22,602	55.1%
Europe, the Middle East and Africa ("EMEA")	15,938	36.6%	13,761	33.5%
Other	5,210	12.0%	4,688	11.4%

	$43,542	100%	$41,051	100%

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$68,355	52.3%	$69,488	55.7%
Europe, the Middle East and Africa ("EMEA")	48,461	37.1%	41,401	33.2%
Other	13,878	10.6%	13,856	11.1%

	$130,694	100%	$124,745	100%

Remaining Performance Obligations

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $163,995, which consists of both billed consideration in the amount of $59,822 and unbilled consideration in the amount of $104,173 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 59% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

Costs to Obtain a Contract

The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Beginning balance	$25,485	$27,387	$26,928	$26,274
Additions to deferred contract acquisition costs during the period	1,690	1,745	5,238	7,219
Amortization of deferred contract acquisition costs	(2,478)	(2,477)	(7,469)	(6,838)

Ending balance	$24,697	$26,655	$24,697	$26,655

Deferred contract acquisition costs, current	$8,943	$8,701	$8,943	$8,701
Deferred contract acquisition costs, noncurrent	15,754	17,954	15,754	17,954

Total deferred costs to obtain a contract	$24,697	$26,655	$24,697	$26,655

Costs to Fulfill a Contract

The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Beginning balance	$4,626	$5,805	$5,523	$5,427
Additions to deferred costs to fulfill a contract during the period	-	468	-	1,551
Amortization of deferred costs to fulfill a contract	(445)	(340)	(1,342)	(1,045)

Ending balance	$4,181	$5,933	$4,181	$5,933

Deferred fulfillment costs, current	1,658	1,754	1,658	1,754
Deferred fulfillment costs, noncurrent	2,523	4,179	2,523	4,179

Total deferred costs to fulfill a contract	$4,181	$5,933	$4,181	$5,933

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

NOTE 4:   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$6,426	$-	$(4)	$6,422
Agency bonds	10,004	1	(20)	9,985
U.S. Treasury	7,887	1	(2)	7,886
Commercial paper	10,791	-	-	10,791
	35,108	2	(26)	35,084

Available-for-sale – matures after one year:
U.S. Treasury	1,904	-	(2)	1,902
	1,904	-	(2)	1,902

Total	$37,012	$2	$(28)	$36,986

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,305	$-	$(66)	$9,239
Municipal securities	1,751	-	(4)	1,747
U.S. Treasury	16,306	-	(111)	16,195
Commercial paper	11,237	-	-	11,237
Agency bonds	2,925	1	(1)	2,925
	$41,524	$1	$(182)	$41,343

As of September 30, 2023 and December 31, 2022, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and the vast majority of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

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

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	September 30, 2023	December 31, 2022

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$16,892	$16,489
U.S. Treasury	Level 2	$1,991	$-

Short-term marketable securities:
Corporate bonds	Level 2	$6,422	$9,239
Municipal securities	Level 2	$-	$1,747
U.S. Treasury	Level 2	$7,886	$16,195
Commercial paper	Level 2	$10,791	$11,237
Agency bonds	Level 2	$9,985	$2,925

Long-term marketable securities:
U.S. Treasury	Level 2	$1,902	$-

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$2,600	$2,600
Options and forward contracts designated as hedging instruments	Level 2	$30	$-

Other assets, noncurrent:
Restricted bank deposit	Level 2	$973	$-

Liabilities:
Accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$685	$120

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

Notional Amount of Foreign Currency Contracts

The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $15,888 as of September 30, 2023 and $8,345 as of December 31, 2022. The fair value of the Company’s outstanding contracts amounted to a liability of $685 and $120 as of September 30, 2023 and December 31, 2022, respectively, and to an asset of $30 as of September 30, 2023. These liabilities and assets were recorded under accrued expenses and other current liabilities and prepaid expenses and other current assets. Losses of $427, $472, $1,599 and $1,047 were reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2023 and 2022, respectively. Such losses were reclassified from accumulated other comprehensive loss when the related expenses were incurred.

Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations

The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and nine months ended September 30, 2023 and 2022 were as follows:

Condensed Statement of Operations Location:	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Cost of revenue	$60	$76	$222	$171
Research and development	225	235	835	529
Sales and marketing	53	59	206	144
General and administrative	89	81	308	182
Restructuring	-	21	28	21

Total	$427	$472	$1,599	$1,047

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

Components of operating lease expense were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Operating lease cost	$700	$1,026	$2,188	$2,309
Short-term lease cost	-	154	154	261
Variable lease cost	18	1	58	19

Total	$718	$1,181	$2,400	$2,589

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Cash paid for operating leases	$987	$271	$2,464	$1,614

As of September 30, 2023, the weighted-average discount rate is 4.7% and the weighted-average remaining term is 8.33 years. Maturities of the Company’s operating lease liabilities as of September 30, 2023 were as follows:

Year Ending December 31,

2023 (Remainder)	823
2024	2,953
2025	3,010
2026	3,072
2027	2,639
2028	2,256
2029 and thereafter	8,649
Total operating lease payments	23,402
Less: imputed interest	3,484
Total operating lease liabilities	$19,918

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

NOTE 8:   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of September 30, 2023:

Year Ending December 31,

2023 (Remainder)	2,824
2024	25,993
2025	25,389
2026	26,830

Total purchase commitment	$81,036

Litigation

The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 9:   CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022

Prepaid expenses	$3,589	$3,369
Government institutions	12	422
Restricted bank deposits	2,600	2,600
Derivative instrument	30	-
Other current assets	1,199	1,130

	$7,430	$7,521

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

Property and Equipment, net

Composition of property and equipment is as follows:

	September 30, 2023	December 31, 2022
Cost:
Computers and peripheral equipment	$4,601	$4,323
Office furniture and equipment	2,290	551
Leasehold improvements	6,872	1,965
Finance leases of computers and peripheral equipment	254	253
Internal use software	13,755	12,095

	27,772	19,187

Accumulated depreciation	(7,009)	(4,045)

Depreciated cost	$20,763	$15,142

Depreciation expenses for the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022 were $1,128, $380, $2,973 and $1,350, respectively.

Other assets, noncurrent

	September 30, 2023	December 31, 2022

Restricted cash	$100	$1,208
Severance pay fund	$1,570	$1,855
Restricted deposit	$973	$-
Other	$267	$113

	$2,910	$3,176

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

Accrued expenses and other current liabilities

	September 30, 2023	December 31, 2022

Accrued expenses	$6,756	$7,471
Accrued taxes	8,945	7,966
Derivative instruments	685	120
Other current liabilities	798	970

	$17,184	$16,527

NOTE 10:   GOODWILL AND INTANGIBLE ASSETS

There were no impairment charges to goodwill during the periods presented.

The carrying amounts and accumulated amortization expenses of the intangible assets, as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	2.50	$4,700	$4,700
Customer relationship	4.50	2,419	2,419
Tradename	0.67	980	980

		8,099	8,099
Accumulated amortization and impairments:
Technology		(4,068)	(3,749)
Customer relationship		(2,243)	(2,203)
Tradename		(980)	(903)

		(7,291)	(6,855)

Intangible assets, net		$808	$1,244

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

During the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023 and 2022, the Company recorded amortization expenses in the amount of $120, $141, and $436, $524, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.

The estimated future amortization expense of intangible assets as of September 30, 2023, is as follows:

Year Ending December 31,

2023 (Remainder)	$119
2024	478
2025	148
2026	50
2027	13

$808

NOTE 11:   INCOME TAXES

The Company recognized an income tax expense of $2,507, $1,589, $7,510 and $5,756 for the three and nine months ended September 30, 2023, and 2022, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (31)%, (9)%, (28)% and (12)% for the three and nine months ended September 30, 2023 and 2022, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.

The Company has a full valuation allowance on its deferred tax assets. Deferred tax liability is from indefinite life goodwill intangibles. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.

NOTE 12:   NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net loss	$10,726	$19,443	$34,299	$53,716

Total loss attributable to common stockholders	$10,726	$19,443	$34,299	$53,716

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	139,186,364	132,185,026	137,033,800	129,919,489

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.15	$0.25	$0.41

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

	As of September 30,
	2023	2022

Outstanding stock options and RSUs	36,370,904	35,743,608

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

	Three Months Ended September 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$31,095	$12,447	$43,542

Gross profit	$22,762	$4,937	$27,699

Operating expenses			$36,013
Financial income, net			$(95)
Provision for income taxes			$2,507

Net loss			$10,726

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

	Three Months Ended September 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,056	$10,995	$41,051

Gross profit	$21,218	$5,157	$26,375

Operating expenses			$41,227
Financial expenses, net			$3,002
Provision for income taxes			$1,589

Net loss			$19,443

	Nine Months Ended September 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$93,583	$37,111	$130,694

Gross profit	$68,625	$14,962	$83,587

Operating expenses			$113,423
Financial income, net			$(3,047)
Provision for income taxes			$7,510

Net loss			$34,299

	Nine Months Ended September 30, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$90,186	$34,559	$124,745

Gross profit	$62,685	$16,649	$79,334

Operating expenses			$124,349
Financial expenses, net			$2,945
Provision for income taxes			$5,756

Net loss			$53,716

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

In December 2021, the Company repaid in full its outstanding principal amount under the Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the total commitments under the Revolving Credit Facility are available for future borrowings.

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

Following the effectiveness of the Fourth Amendment, borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (aas defined in the Credit Agreement) plus 0.10% per annum plus a margin of 3.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 8.92%, consisting of 5.32% (the 3-month SOFR rate as of September 30, 2023), 0.10% credit spread adjustment and the margin of 3.50%.

The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $250 for installments payable on April 1, 2021, through December 31, 2021 (ii) $750 for installments payable on March 31, 2022 through December 31, 2022, and (iii) $1,500 for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty. The Company currently expects to amend the Credit Agreement to, among other things, extend the term of the Credit Facilities.

Under the terms of the Credit Facilities, the Company is obligated to maintain certain covenants as defined therein. As of September 30, 2023, the Company met these covenants.

The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2023 (Remainder)	1,500
2024	30,000

$31,500

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

Stock Options

A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2023	25,988,465	$4.56	7.75	$6,285

Granted	-	$-
Exercised	(1,537,522)	$0.67		$1,953
Forfeited	(604,942)	$3.74

Outstanding as of September 30, 2023	23,846,001	$4.83	6.50	$4,713

Exercisable options at end of the period	16,924,967	$2.70	6.17	$4,713

RSUs

The following table summarizes the RSU activity with respect to the 2021 Plan for the nine months ended September 30, 2023:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	7,469,000	$2.72
RSUs granted	10,080,413	$2.06
RSUs vested	(4,173,138)	$2.46
RSUs forfeited	(851,372)	$2.75
Unvested and Outstanding as of September 30, 2023	12,524,903	$2.27

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

Stock-Based Compensation Expense

The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenue	$295	$297	$827	$1,068
Research and development	$1,162	$1,096	$3,439	$3,236
Sales and marketing	$776	$1,058	$2,347	$2,969
General and administrative	$5,137	$3,648	$15,343	$10,554

Total expenses	$7,370	$6,099	$21,956	$17,827

As of September 30, 2023, there were $36,795 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.

Shares Reserved for Future Issuance

The Company has the following common stock reserved for future issuance under the 2021 Plan:

September 30, 2023
Outstanding options	23,846,001
Outstanding RSUs	12,524,903
Shares reserved under 2021 Plan	3,596,384

Total	39,967,288

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Financial income:

Interest income	$689	$322	$1,813	$493
Foreign currency translation adjustments, net	$410	$-	$4,402	$-

	$1,099	$322	$6,215	$493
Financial expenses:

Bank fees	$28	$36	$115	$112
Interest expense	$789	$594	$2,400	$1,581
Foreign currency translation adjustments, net	$-	$2,483	$-	$1,179
Other	$187	$211	$653	$566

	$1,004	$3,324	$3,168	$3,438

Financial expenses (income), net	$(95)	$3,002	$(3,047)	$2,945

NOTE 17:   ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the nine months ended September 30 2023:

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022;	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	$155	$(2,166)	$(2,011)
Net realized losses reclassified from accumulated other comprehensive income	$-	$1,630	$1,630
Other comprehensive loss	$155	$(536)	$(381)
Balance as of September 30, 2023	$(26)	$(656)	$(682)

KALTURA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

(unaudited)

The following table summarizes the changes in accumulated other comprehensive loss (income) by component, net of tax, during the nine months ended September 30 2022:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2021;	$-	$-	$-
Other comprehensive loss before reclassifications	$(245)	$(1,632)	$(1,877)
Net realized losses reclassified from accumulated other comprehensive income	$-	$1,136	$1,136
Other comprehensive loss	$(245)	$(496)	$(741)
Balance as of September 30, 2022	$(245)	$(496)	$(741)

NOTE 18:   RESTRUCTURING ACTIVITIES

2022 Restructuring Plan

On August 7, 2022, the Board of Directors of the Company approved a cost-reduction and re-organization plan (the “2022 Restructuring Plan”) that included, among other things, downsizing around 10% of the Company's employees. The Company does not expect to incur additional costs related to the 2022 Restructuring Plan. For the nine months ended September 30 2022, the Company incurred total of $884 for severance charges, The Company does not expect to incur additional costs related to the 2022 Restructuring Plan.

2023 Reorganization Plan

On January 3, 2023, the Board of Directors of the Company approved a re-organization plan (the “2023 Reorganization Plan”) that included, among other things, downsizing approximately 11% of the Company’s workforce and adapting the Company's organizational structure, roles, and responsibilities accordingly.

During the nine months ended September 30, 2023, in connection with the 2023 Reorganization Plan, the Company recorded expenses of $973, all for one-time employee termination benefits. The Company does not expect to incur additional costs related to the 2023 Reorganization Plan.

Restructuring Accruals

The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2023, related to the 2022 Restructuring Plan and the 2023 Reorganization Plan.

	EE&T	M&T	Total
Balance as of December 31, 2022	$273	$2	$275
Accrual and accrual adjustments	$553	$420	$973
Cash payments	$(826)	$(422)	$(1,248)
Balance as of September 30, 2023	$-	$-	$-

The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the condensed consolidated balance sheet as of September 30, 2023.

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

In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, during the year ended December 31, 2022, we recorded expenses of $1,238, all for one-time employee termination benefits. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2023 Reorganization Plan on an annualized basis is expected to be approximately $16 million. The 2023 Reorganization Plan focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. The 2023 Reorganization Plan's main objectives were to position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and return path to profitability. In connection with the 2023 Reorganization Plan, we incurred pre-tax charges of approximately $1 million as of September 30, 2023.

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

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue
Enterprise, Education & Technology	$31,095	$30,056	$93,583	$90,186
Media & Telecom	12,447	10,995	37,111	34,559
Total Revenue	$43,542	$41,051	$130,694	$124,745
Gross Profit
Enterprise, Education & Technology	22,762	21,218	68,625	62,685
Media & Telecom	4,937	5,157	14,962	16,649
Total Gross Profit	$27,699	$26,375	$83,587	$79,334

We employ a "land and expand" strategy with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our ability to expand within our existing customer base is reflected by our Net Dollar Retention Rate (as defined below). For the three months ended September 30, 2023 and 2022, our Net Dollar Retention Rate was 101% and 96%, respectively. We grew our Annualized Recurring Revenue (as defined below) by 7% in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.

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

Impact of COVID-19/Macroeconomic Events

Prior to the COVID-19 pandemic, the market demand for our solutions was growing at a robust rate, with numerous tailwinds for long-term growth, and that demand accelerated mainly in 2021 as a result of the pandemic. As the effects of the COVID-19 pandemic subsided in 2022 and the worsening economic climate and recession headwinds led to lower demand, we did not see this rapid growth trend continue in 2022 and 2023. Moreover, due to the ongoing distressed economic climate we expect to face lower demand, spend, and available budgets across our market segments, and other adverse effects, although we cannot predict nor fully assess the actual impact, length and depth of such downturn. In order to adapt to these changes, we adopted the Reorganization Plans as elaborated above, that included, among other things, downsizing our workforce and adapting our organizational structure, roles, and responsibilities accordingly. In particular, the 2023 Reorganization Plan focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. As market fluctuations have not yet stabilized, it is not possible at this time to estimate the ultimate impact and results of these developments on our business, financial condition and results of operations.

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

Key Factors Affecting Our Performance

Expansion of our Platform

We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. In 2021 and 2022 we expanded the capabilities of our Virtual and Hybrid Events product to support a broader range of event types and use cases and fitted them to also address low-touch and self-serve sales, which we are developing and investing in. Throughout 2023, we plan to focus on our goal of expanding our range of existing artificial intelligence (“AI”) services with generative AI capabilities across our products, platform and partner ecosystem. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries

Acquiring New Customers

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

Increasing Revenue from Existing Customers

We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended September 30, 2023, our Net Dollar Retention was 101%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.

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

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended September 30,
	2023	2022
	(in thousands, except percentages)
Annualized Recurring Revenue	$163,069	$152,926
Net Dollar Retention Rate	101%	96%
Remaining Performance Obligations	$163,995	$169,183

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

Remaining Performance Obligations

Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2023, our Remaining Performance Obligations was $164.0 million, which consists of both billed consideration in the amount of $59.8 million and unbilled consideration in the amount of $104.2 million that we expect to invoice and recognize in future periods. We expect to recognize 59% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(10,726)	$(19,443)	$(34,299)	$(53,716)
Financial expenses (income), net (a)	(95)	3,002	(3,047)	2,945
Provision for income taxes	2,507	1,589	7,510	5,756
Depreciation and amortization	1,248	521	3,409	1,874
EBITDA	(7,066)	(14,331)	(26,427)	(43,141)
Non-cash stock-based compensation expense	7,370	6,099	21,956	17,827
Facility exit and transition costs (b)	—	154	154	367
Restructuring (c)	5	884	973	884
Adjusted EBITDA	$309	$(7,194)	$(3,344)	$(24,063)

(a)	The three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023, and 2022, include $789, $594, $2,400 and $1,581 respectively, of interest expenses.

(b)
Facility exit and transition costs for the three months ended September 30, 2022, and the nine months ended September 30, 2023, and 2022, include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(c)
The three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023 and 2022 include one-time employee termination benefits incurred in connection with the 2023 Reorganization Plan and the 2022 Restructuring Plan .

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

Cost of revenue increased in absolute dollars from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023. For the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022, our cost of revenue was $15,843, $14,676, $47,107 and $45,411, respectively.

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

For the three months ended September 30, 2023 and 2022, our gross margins were 64% (73% for subscriptions and (80)% for professional services) and 64% (74% for subscriptions and (56)% for professional services), respectively. For the nine months ended September 30, 2023 and 2022, our gross margins were 64% (73% for subscriptions and (60)% for professional services) and 64% (74% for subscriptions and (37)% for professional services), respectively.

For our EE&T segment, gross margins for the three months ended September 30, 2023 and 2022, were 73% (79% for subscription and (105)% for professional services), and 71% (78% for subscription and (88)% for professional services), respectively. For the nine months ended September 30, 2023 and 2022, our gross margins were 73% (79% for subscriptions and (73)% for professional services) and 70% (77% for subscriptions and (50)% for professional services), respectively.

For our M&T segment, gross margins for the three months ended September 30, 2023 and 2022 were 40% (55% for subscriptions and (63)% for professional services) and 47% (62% for subscriptions and (31)% for professional services), respectively. For the nine months ended September 30, 2023 and 2022, our gross margins were 40% (56% for subscription and (52)% for professional services) and 48% (64% for subscription and (26)% for professional services), respectively.

Research and Development

Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. We expect our research and development expenses in both absolute dollars and as a percentage of revenue to stay relatively consistent for the near term and to decrease for the medium-term, as a result of improving efficiency and productivity while further dedicating substantial resources to develop, improve, and expand the functionality of our solutions.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs, such as sales commissions. Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses to stay relatively consistent both on an absolute dollar basis and as a percentage of revenue for the near and medium-term, through improving efficiency and productivity while we continue our focused investment to support our growth.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. We expect our general and administrative expenses to be stable near term and then decrease for the medium-term both on an absolute dollar basis and as a percentage of revenue, as a result of improved efficiency.

We allocate overhead costs such as rent, utilities, and supplies to all departments based on relative headcount to each operating expense category.

Financial Expenses (Income), Net

Financial expenses (income), net consists of interest expense accrued or paid on our indebtedness - net of interest income earned on our cash balances and marketable securities. Financial expenses, net also includes foreign exchange gains and losses and bank fees. We expect interest expenses to vary each reporting period depending on the amount of outstanding indebtedness and prevailing interest rates.

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

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage	2023	2022	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$31,095	$30,056	$1,039	3%	$93,583	$90,186	$3,397	4%
Media & Telecom	12,447	10,995	1,452	13%	37,111	34,559	2,552	7%
Total revenue	43,542	41,051	2,491	6%	130,694	124,745	5,949	5%
Cost of revenue	15,843	14,676	1,167	8%	47,107	45,411	1,696	4%
Total gross profit	27,699	26,375	1,324	5%	83,587	79,334	4,253	5%
Operating expenses:
Research and development expenses	12,558	13,891	(1,333)	(10)%	39,663	43,205	(3,542)	(8)%
Sales and marketing expenses	11,683	15,040	(3,357)	(22)%	36,489	46,072	(9,583)	(21)%
General and administrative expenses	11,767	11,412	355	3%	36,298	34,188	2,110	6%
Restructuring	5	884	(879)	(99)%	973	884	89	10%
Other operating expenses	—	—	—	0%	—	—	—	0%
Total operating expenses	36,013	41,227	(5,214)	(13)%	113,423	124,349	(10,926)	(9)%
Loss from operations	8,314	14,852	(6,538)	(44)%	29,836	45,015	(15,179)	(34)%
Financial expenses (income), net	(95)	3,002	(3,097)	(103)%	(3,047)	2,945	(5,992)	(203)%
Loss before provision for income taxes	8,219	17,854	(9,635)	(54)%	26,789	47,960	(21,171)	(44)%
Provision for income taxes	2,507	1,589	918	58%	7,510	5,756	1,754	30%
Net loss	$10,726	$19,443	$(8,717)	(45)%	$34,299	$53,716	$(19,417)	(36)%

Segments

We manage and report operating results through two reportable segments.

•
Enterprise, Education & Technology (71% and 73% of revenue for the three months ended September 30, 2023 and 2022, respectively, and 72% for each of the nine months ended September 30, 2023 and 2022): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.

•
Media & Telecom (29% and 27% of revenue for the three months ended September 30, 2023 and 2022, respectively, and 28% for each of the nine months ended September 30, 2023 and 2022): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended September 30, 2023 and 2022

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$30,043	$28,676	$1,367	5%
Professional services revenue	1,052	1,380	(328)	(24)%
Total Enterprise, Education & Technology revenue	$31,095	$30,056	$1,039	3%

Enterprise, Education & Technology gross profit (loss):
Subscription gross profit	$23,866	$22,438	$1,428	6%
Professional services gross profit (loss)	(1,104)	(1,220)	116	(10)%
Total Enterprise, Education & Technology gross profit	$22,762	$21,218	$1,544	7%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $1.0 million, or 3%, to $31.1 million for the three months ended September 30, 2023, from $30.1 million for the three months ended September 30, 2022. The increase is mainly due to a $1.8 million increase in revenue from new customers, partially offset by an $0.8 million decrease in revenue from existing customers.

EE&T subscription revenue increased by $1.4 million, or 5%, to $30.0 million for the three months ended September 30, 2023, from $28.7 million for the three months ended September 30, 2022.

EE&T professional services revenue decreased by $0.3 million, or 24%, to $1.1 million for the three months ended September 30, 2023, from $1.4 million for the three months ended September 30, 2022. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $1.5 million, or 7%, to $22.8 million for the three months ended September 30, 2023, from $21.2 million for the three months ended September 30, 2022. This increase was mainly due to a $1.0 million increase in revenue and decreased compensation costs as a result of lower headcount, offset by increased production costs associated mainly with subscription cloud costs, leading to a 2 percentage point increase in gross margin to 73% for the three months ended September 30, 2023 from 71% for the three months ended September 30, 2022.

EE&T subscription gross profit increased by $1.4 million, or 6%, to $23.9 million for the three months ended September 30, 2023, from $22.4 million for the three months ended September 30, 2022. The increase was mainly from the increase in subscription revenue and lower compensation costs, partially offset by an increase in production costs.

EE&T professional services gross loss decreased by $0.1 million, or 10%, to a gross loss of $1.1 million for the three months ended September 30, 2023, from a gross loss of $1.2 million for the three months ended September 30, 2022. This decrease is mainly attributable to a $0.4 million decrease in professional services costs (mainly compensation costs), partially offset by a $0.3 million decrease in revenue.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$10,804	$9,239	$1,565	17%
Professional services revenue	1,643	1,756	(113)	(6)%
Total Media & Telecom revenue	$12,447	$10,995	$1,452	13%

Media & Telecom gross profit (loss):
Subscription gross profit	$5,977	$5,705	$272	5%
Professional services gross profit (loss)	(1,040)	(548)	(492)	90%
Total Media & Telecom gross profit (loss)	$4,937	$5,157	$(220)	(4)%

Media & Telecom Revenue

M&T revenue increased by $1.5 million, or 13%, to $12.4 million for the three months ended September 30, 2023, from $11.0 million for the three months ended September 30, 2022. The increase is mainly attributable to a $0.5 million increase in revenue from existing customers, and an additional $0.9 million increase in revenue from new customers.

M&T subscription revenue increased by $1.6 million, or 17%, to $10.8 million for the three months ended September 30, 2023, from $9.2 million for the three months ended September 30, 2022.

M&T professional services revenue decreased by $0.1 million, or 6%, to $1.6 million for the three months ended September 30, 2023, from $1.8 million for the three months ended September 30, 2022.

Media & Telecom Gross Profit

M&T gross profit decreased by $0.2 million, or 4%, to $4.9 million for the three months ended September 30, 2023, from $5.2 million for the three months ended September 30, 2022. This decrease was mainly due to a 7 percentage point decrease in gross margin to 40% for the three months ended September 30, 2023 from 47% for the three months ended September 30, 2022, partially offset by a $1.5 million increase in revenue. The decrease in gross margin was attributable primarily to higher production costs as a percentage of subscription revenue and depreciation of an internal use software.

M&T subscription gross profit increased by $0.3 million, or 5%, to $6.0 million for the three months ended September 30, 2023, from $5.7 million for the three months ended September 30, 2022.

M&T professional services gross loss increased by $0.5 million, or 90%, to a gross loss of $1.0 million for the three months ended September 30, 2023, from a gross loss of $0.5 million for the three months ended September 30, 2022.

Operating Expenses

Research and Development expenses

	Three Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,440	$10,595	$(2,155)	(20)%
Subcontractors and consultants	1,832	1,290	542	42%
IT related	1,406	1,238	168	14%
Other	880	768	112	15%
Total research and development expenses	$12,558	$13,891	$(1,333)	(10)%

Research and development expenses decreased by $1.3 million, or 10%, to $12.6 million for the three months ended September 30, 2023, from $13.9 million for the three months ended September 30, 2022. The decrease was primarily due to a $2.2 million decrease in compensation expenses, which mainly related to lower headcount as a result of our Reorganization Plans.

Sales and Marketing expenses

	Three Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,380	$12,517	$(3,137)	(25)%
Marketing expenses	947	1,344	(397)	(30)%
Travel and entertainment	391	366	25	7%
Other	965	813	152	19%
Total sales and marketing expenses	$11,683	$15,040	$(3,357)	(22)%

Sales and marketing expenses decreased by $3.4 million, or 22%, to $11.7 million for the three months ended September 30, 2023, from $15.0 million for the three months ended September 30, 2022. The decrease was primarily due to a $3.2 million decrease in compensation related to lower headcount as result of our Reorganization Plans.

General and Administrative expenses

	Three Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,677	$7,757	$920	12%
Professional fees and insurance	980	1,488	(508)	(34)%
Subcontractors and consultants	225	362	(137)	(38)%
Travel and entertainment	222	102	120	118%
Other	1,663	1,703	(40)	(2)%
Total general and administrative expenses	$11,767	$11,412	$355	3%

General and administrative expenses increased by $0.4 million, or 3%, to $11.8 million for the three months ended September 30, 2023, from $11.4 million for the three months ended September 30, 2022. The increase was primarily due to a $0.9 million increase in compensation costs related to increased stock-based compensation expenses due to recent equity grants made to our executives, partially offset by a $0.5 million decrease in professional fees and insurance expenses.

Restructuring

Restructuring expenses were immaterial for the three months ended September 30, 2023, due to the 2023 Reorganization Plan being implemented in the first quarter of 2023, and primarily consisted of employee severance and related costs.

Financial Income, net

Financial Income, net increased by $3.1 million, to $0.1 million for the three months ended September 30, 2023, from $3.0 million loss for the three months ended September 30, 2022. The increase was primarily due to $3.0 million related to exchange rate differences between the periods.

Provision for Income Taxes

Provision for income taxes increased by $0.9 million, or 58%, to $2.5 million for the three months ended September 30, 2023, from $1.6 million for the three months ended September 30, 2022, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and UK.

Comparison of the nine months ended September 30, 2023 and 2022

Enterprise, Education & Technology

The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)

Enterprise, Education & Technology revenue:
Subscription revenue	$90,175	$84,558	$5,617	7%
Professional services revenue	3,408	5,628	(2,220)	(39)%
Total Enterprise, Education & Technology revenue	93,583	90,186	3,397	4%

Enterprise, Education & Technology gross profit:
Subscription gross profit	71,105	65,473	5,632	9%
Professional services gross profit (loss)	(2,480)	(2,788)	308	(11)%
Total Enterprise, Education & Technology gross profit	$68,625	$62,685	$5,940	9%

Enterprise, Education & Technology Revenue

Total EE&T revenue increased by $3.4 million, or 4%, to $93.6 million for the nine months ended September 30, 2023, from $90.2 million for the nine months ended September 30, 2022. The increase is mainly attributable to a $3.5 million increase in revenue from new customers partially offset by a $0.1 million decrease in revenue from existing customers.

EE&T subscription revenue increased by $5.6 million, or 7%, to $90.2 million for the nine months ended September 30, 2023, from $84.6 million for the nine months ended September 30, 2022.

EE&T professional services revenue decreased by $2.2 million, or 39%, to $3.4 million for the nine months ended September 30, 2023 from $5.6 million for the nine months ended September 30, 2022. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.

Enterprise, Education & Technology Gross Profit

EE&T gross profit increased by $5.9 million, or 9%, to $68.6 million for the nine months ended September 30, 2023, from $62.7 million for the nine months ended September 30, 2022. This increase was mainly due to a $3.4 million increase in revenue and an increase in the gross margin by 3 percentage points to 73% in the nine months ended September 30,2023 from 70% in the nine months ended September 30,2023 mainly due to higher efficiency in production and lower compensation costs as a result of our cost reduction measures.

EE&T subscription gross profit increased by $5.6 million, or 9%, to $71.1 million for the nine months ended September 30, 2023, from $65.5 million for the nine months ended September 30, 2022.

EE&T professional services gross loss decreased by $0.3 million, or 11%, to a gross loss of $2.5 million for the nine months ended September 30, 2023, from a gross loss of $2.8 million for the nine months ended September 30, 2022.

Media & Telecom

The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)

Media & Telecom revenue:
Subscription revenue	$31,787	$28,346	$3,441	12%
Professional services revenue	5,324	6,213	(889)	(14)%
Total Media & Telecom revenue	$37,111	$34,559	$2,552	7%

Media & Telecom gross profit:
Subscription gross profit	$17,751	$18,239	$(488)	(3)%
Professional services gross loss	(2,789)	(1,590)	(1,199)	75%
Total Media & Telecom gross profit	$14,962	$16,649	$(1,687)	(10)%

Media & Telecom Revenue

M&T revenue increased by $2.6 million, or 7%, to $37.1 million for the nine months ended September 30, 2023, from $34.6 million for the nine months ended September 30, 2022. The increase is mainly attributable to revenue from existing customers.

M&T subscription revenue increased by $3.4 million, or 12%, to $31.8 million for the nine months ended September 30, 2023, from $28.3 million for the nine months ended September 30, 2022.

M&T professional services revenue decreased by $0.9 million, or 14%, to $5.3 million for the nine months ended September 30, 2023, from $6.2 million for the nine months ended September 30, 2022.

Media & Telecom Gross Profit

M&T gross profit decreased by $1.7 million, or 10%, to $15.0 million for the nine months ended September 30, 2023, from $16.6 million for the nine months ended September 30, 2022. This decrease was mainly due to a decrease in gross margin to 40% for the nine months ended September 30, 2023 from 48% for the nine months ended September 30, 2023. The decrease in gross margin was attributable primarily to an increase in production cost as a percentage of subscription revenue partially offset by a $2.6 million increase in revenue.

M&T subscription gross profit decreased by $0.5 million, or 3%, to $17.8 million for the nine months ended September 30, 2023, from $18.2 million for the nine months ended September 30, 2022.

M&T professional services gross loss increased by $1.2 million, or 75%, to $2.8 million for the nine months ended September 30, 2023, from $1.6 million for the nine months ended September 30, 2022.

Operating Expenses

Research and Development expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)

Employee compensation	$27,791	$33,236	$(5,445)	(16)%
Subcontractors and consultants	4,815	3,805	1,010	27%
IT related	4,519	3,913	606	15%
Other	2,538	2,251	287	13%
Total research and development expenses	$39,663	$43,205	$(3,542)	(8)%

Research and development expenses decreased by $3.5 million, or 8%, to $39.7 million for the nine months ended September 30, 2023, from $43.2 million for the nine months ended September 30, 2022. The decrease was primarily due to a $5.4 million decrease in compensation expenses, which mainly related to lower headcount as a result of our Reorganization Plans .

Sales and Marketing expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)

Employee compensation & commission	$29,515	$37,783	$(8,268)	(22)%
Marketing expenses	3,007	4,113	(1,106)	(27)%
Travel and entertainment	1,226	718	508	71%
Other	2,741	3,458	(717)	(21)%
Total sales and marketing expenses	$36,489	$46,072	$(9,583)	(21)%

Sales and marketing expenses decreased by $9.6 million, or 21%, to $36.5 million for the nine months ended September 30, 2023, from $46.1 million for the nine months ended September 30, 2022. The decrease was primarily due to a $8.9 million decrease in compensation which mainly related to lower headcount as a result of our Reorganization Plans, and a $1.1 million decrease in marketing related expenses.

General and Administrative expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)

Employee compensation	$26,590	$23,628	$2,962	13%
Professional fees and insurance	3,558	4,777	(1,219)	(26)%
Subcontractors and consultants	847	932	(85)	(9)%
Travel and entertainment	649	303	346	114%
Gain on sale of property and equipment	—	—	—	*
Other	4,654	4,548	106	2%
Total general and administrative expenses	$36,298	$34,188	$2,110	6%

General and administrative expenses increased by $2.1 million, or 6%, to $36.3 million for the nine months ended September 30, 2023, from $34.2 million for the nine months ended September 30, 2022. The increase was primarily due to a $3.0 million increase in stock-based compensation expenses due to recent equity grants made to our executives, partially offset by a $1.2 million decrease in professional fees and insurance expenses.

Restructuring

Restructuring expenses were $0.9 million for the nine months ended September 30, 2023 due to the 2023 Reorganization Plan being implemented in the third quarter of 2023 and primarily consisted of employee severance and related costs.

Financial Income, net

Financial income, net increased by $6.0 million to $3.0 million for the nine months ended September 30, 2023, from $2.9 million loss for the nine months ended September 30, 2022. The increase was primarily due to $1.3 million interest income and $4.4 million income related to exchange rate differences.

Provision for Income Taxes

Provision for income taxes increased by $1.8 million, or 30%, to $7.5 million for the nine months ended September 30, 2023, from $5.8 million for the nine months ended September 30, 2022, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility (as defined below). During December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. Therefore, as of September 30, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million is available for future borrowings.

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

If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread pandemic related to COVID-19 and its variants, the ongoing conflict between Russia and Ukraine and rising inflation and interest rates have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. Our ability to access capital may also be impacted by political, economic, and military conditions in Israel, including the current security situation or any escalation of conflicts with Israel, and in other regions in which we operate, or changes in the business environment in those regions. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.

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

Borrowings under the Credit Facilities bear interest, determined as follows: (a) Term SOFR Borrowing accrue interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Credit Agreement) for the Interest Period therefor plus margin of 3.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and each Daily Simple SOFR Borrowing shall accrue interest at a rate per annum equal to Adjusted Daily Simple SOFR (as defined in the Credit Agreement, including an adjustment of 0.10% per annum) plus the Applicable Margin of 3.5%; and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 2.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 8.92%, consisting of 5.32% (the 3-month SOFR rate as of September 30, 2023), 0.10% credit spread adjustment and the margin of 3.50%.

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

The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (x) $250,000 for installments payable on March 31, 2021 through December 31, 2021, (y) $750,000 for installments payable on March 31, 2022 through December 31, 2022, and (z) $1.5 million for installments payable on and after March 31, 2023. The remaining unpaid balance on the Term Loan Facility is due and payable on January 14, 2024, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Borrowings under the Revolving Credit Facility do not amortize and are due and payable on January 14, 2024. The Company currently expects to amend the Credit Agreement to, among other things, extend the term of the Credit Facilities.

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

The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Annualized Recurring Revenue (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increases through the fiscal quarter ending December 31, 2023) (the “ARR Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $10 million as of the last day of any calendar month. We were in compliance with these covenants as of September 30, 2023.

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

In December 2021, we repaid in full the outstanding principal balance under our Revolving Credit Facility. As of September 30, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $35.0 million remains available for future borrowings. As of September 30, 2023, we had approximately $31.5 million million of borrowing under the Term Loan Facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)

Net cash used in operating activities	(9,904)	$(40,982)
Net cash provided by (used in) investing activities	1,081	$(49,204)
Net cash used in financing activities	(3,276)	(65)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	439	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,660)	(90,251)
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,833	144,371
Cash, cash equivalents and restricted cash at end of period	$34,173	$54,120

Operating Activities

Net cash flows used in operating activities decreased by $31.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net cash used in operating activities of $9.9 million for nine months ended September 30, 2023, was primarily due to $34.3 million incremental net loss, adjusted for non-cash charges of $33.0 million, and net cash outflows of $8.6 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $3.4 million, stock-based compensation expenses of $22.0 million and amortization of deferred contract acquisitions and fulfillment costs of $8.8 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease of trade payable of $5.6 million, an increase of deferred contract acquisition and fulfillment cost of $4.9 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $2.4 million and a decrease in deferred revenue of $1.3 million, partially offset by a decrease of receivables of $6.9 million

Net cash used in operating activities of $41.0 million for nine months ended September 30, 2022, was primarily due to $53.7 million incremental net loss, adjusted for non-cash charges of $27.5 million, and net cash outflows of $15.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.9 million, stock-based compensation expenses of $17.8 million and amortization of deferred contract acquisitions and fulfillment costs of $7.9 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase of trade receivables of $5.8 million, increase of deferred contract acquisition and fulfillment cost of $8.7 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $5.8 million and an increase of $0.7 million in prepaid expenses and other current assets and other assets, noncurrent, partially offset by a increase in deferred revenue of $6.1 million.

Investing Activities

Net cash flows provided by investing activities increased by $50.3 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net cash provided by investing activities of $1.1 million for the nine months ended September 30, 2023 was related to $39.0 million sales and maturities of available-for-sale marketable securities, partially offset by $1.5 million of capitalized internal use software, investment in available-for-sale marketable securities of $33.6 million, investment in bank deposit of $1.0 million and $1.8 million of capital expenditure.

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

Financing Activities

Net cash flows used in financing activities increased by $3.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Net cash used in financing activities of $3.3 million for the nine months ended September 30, 2023 was primarily due to repayment of long-term loans of $4.5 million, offset by $1.2 million due to proceeds from the exercise of stock options.

Net cash used in financing activities of $0.1 million for the nine months ended September 30, 2022, was primarily due to repayment of long-term loans of $2.3 million, repayment of finance lease liabilities of $0.1 million, and payment of debt issuance costs of $0.1 million, offset by $2.4 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2023 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2022 10-K other than the changes in our purchase commitments to third party providers of cloud services reflected in Note 8 of the notes to our unaudited condensed consolidated financial statements included in Pat 1, Item 1 of this Quarterly Report in Form 10-Q. For further information on our commitments and contractual obligations, refer also to Note 7 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, including the anticipated impact of COVID-19, macroeconomic uncertainty, and the political, economic, and military conditions in the regions in which we operate, rising interest rates and inflation, and other macro- and microeconomic trends. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2022 10-K. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2023.

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

A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the nine months ended September 30, 2023, of $1.9 million due to NIS (after considering cash-flow hedges) and $3.5 million due to Euros.

Interest Rate Risk

As of September 30, 2023, we had outstanding floating rate debt obligations of $31.5 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the nine months ended September 30, 2023.

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

Historically, we have funded our operations and capital expenditures primarily through net cash provided by operating activities, equity issuances and borrowings under our long-term debt arrangements. Although we currently anticipate that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, the condition of the capital markets as well as in part on the stability in Israel and the other geographic regions where we are located or operate, at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Moreover, due to the worsening economic climate and increased inflation and interest rates, the net cash derived from our operations may be reduced while the availability of new financing may be limited, costly or unavailable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our platform, products, or solutions or introduce or adapt new technologies;

•	continue to expand our research and development and sales and marketing organizations;

•	acquire complementary technologies, products, or businesses;

•	expand operations in the United States or internationally;

•	hire, train, and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

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

Additionally, we are making, and plan to make in the future, significant investments in adopting artificial intelligence and machine learning technologies across our business, including introducing generative AI capabilities both within the product layer and at the platform level across the platform’s application programming interfaces. Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase our estimated costs in this area. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts.Further, developers or artificial intelligence technologies may enter into agreements with labor guilds or content owners that require additional payments be made for use of the likeness of individuals, or the content of IP owners, to train AI models. Such agreements may result in increased costs to our development and use of artificial intelligence technologies. Any of these factors could adversely affect our business, financial condition, and results of operations.

Political, economic, and military conditions in Israel could materially and adversely affect our business.

We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors, as well as our co-founders, are residents of Israel. As of September 30, 2023, we had 351 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip and proxies thereof in the West Bank, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. Recently, an attack on October 7, 2023 by Hamas on Israeli civilians, supported by further military activities of Hezbollah from Lebanon, led the government of Israel to declare war on Hamas and to initiate ground operations and other military efforts in Gaza.

In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired and attacks launched against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities, armed conflicts, terrorist activities involving Israel, including the current conflict with Hamas, or the interruption or curtailment of trade between Israel and its trading partners, or any significant political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. Many of our employees based in Israel have been called upon to perform military reserve duty as a result of the current conflict with Hamas and, in emergency circumstances, may be called to immediate and unlimited active duty. As a result, the current security situation in Israel has at times limited our employees’ availability or connectivity, and our employees could face risk of injury or loss of life. Our operations may therefore be disrupted by the absence or reduced productivity or availability of a significant number of employees, which could materially adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Continued hostilities between Israel and its neighbors, including the current conflicts with Hamas and Hezbollah, or any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our common stock. An escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and our business.

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

In the past months, the Israeli government has pursued extensive changes to Israel’s judicial system, which efforts have since been paused due to the current security situation in Israel. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. If the Israeli government renews its pursuit of changes to Israel's judicial system, then such changes, could adversely affect our ability to access capital or to attract and retain highly skilled personnel. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel, as well as high employee attrition. There is a shortage in personnel with the relevant know-how and experience for the development of our Video Products and Media Services, particularly for DevOps, engineering, research and development, sales, and support positions, and we may not be successful in attracting, integrating, and retaining qualified personnel to fulfill our current and future needs. While there has been intense competition for qualified human resources in the Israeli high-tech industry historically, the industry experienced record growth and activity in recent years, both at the earlier stages of venture capital and growth equity financings, and at the exit stage of initial public offerings and mergers and acquisitions. This flurry of growth and activity has caused a sharp increase in job openings in both Israeli high-tech companies and Israeli research and development centers of foreign companies, and intensification of competition between these employers to attract qualified employees in Israel. As a result, the high-tech industry in Israel has experienced levels of employee attrition and is currently facing shortage of skilled human capital, including engineering, research and development, sales and customer support personnel. Many of the companies against which we compete for personnel have greater financial resources, scale and branding than we do, and it may be more difficult for us to attract and retain qualified personnel predominately in Israel, where most of our research and development positions are located, and in New York, where our headquarters is located. These competitors may also actively seek to hire our existing personnel away from us, even if such an employee has entered into a non-compete agreement. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s confidential information or other intellectual property, taking into account, among other things, the employee’s tenure, position, and the degree to which the non-compete undertaking limits the employee’s freedom of occupation. We may not be able to make such a demonstration. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged their former employers’ proprietary or other confidential information or incorporated such information into our products, which could include claims that such former employers therefore own or otherwise have rights to their inventions or other work product developed while employed by us.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date	Total Shares to be Sold		Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Naama Halevy	Adopt	08/14/2023	412,736	X	08/12/2024
Shay David	Adopt	08/08/2023	294,018	X	05/30/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.1	08/08/2022

3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021

4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021

4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021

4.3	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	S-1/A	333-253699	4.3	03/23/2021

4.4	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-40644	4.1	08/08/2022

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

KALTURA, INC.

Date: November 8, 2023	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Yaron Garmazi
Yaron Garmazi
Chief Financial Officer
(Principal Financial and Accounting Officer)