Form 10-K
period 2023-12-31
KALTURA INC
filed 2024-02-22
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40644
Kaltura, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
860 Broadway 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 290-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $245.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 14, 2024 was 143,258,127.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Gartner, Magic Quadrant for Meeting Solutions, October 2021.
•Gartner, Critical Capabilities for Meeting Solutions, October 2021.
•Gartner, Market Guide for Event Technology Platforms, May 2022.
•Gartner, Market Guide for Meeting Solutions, October 2022.
•Gartner, Market Guide for Event Technology Platforms, June 2023.
•Gartner, Market Guide for Meeting Solutions, November 2023.
•Gartner, Market Finder and Use Case Guide for Meetings and Virtual Events, August 2023.
•Gartner Peer Insights: Enterprise Video Content Management, https://www.gartner.com/reviews/market/enterprise-video-content-management/vendor/kaltura/product/kaltura-video-platform; Meeting Solutions, https://www.gartner.com/reviews/market/meeting-solutions/vendor/kaltura/product/kaltura-video-communications-and-collaboration-suite, Event Management Technology, https://www.gartner.com/reviews/market/event-technology-platforms/vendor/kaltura?ref=solrcvp&refval=394436571.
•Forrester, The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
•Forrester, The B2B Event Management Technology Landscape, Q4 2022.
•The Forrester Wave™: B2B Event Management Technology, Q1 2023.

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
The Gartner content described herein (the "Gartner Content"), represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in, or taking other decisions with respect to, our common stock. The principal risks and uncertainties affecting our business include the following:
•We may not be able to successfully assess or mitigate the current volatile economic climate and its direct and indirect impact on our business and operations, including our customers and vendors, or to correctly predict the duration and depth of the current instability of the global economy and take the right or sufficient measures to address it;
•Political, economic, and military conditions in Israel, such as the current conflicts with Hamas and Hezbollah, could materially and adversely affect our business;
•Our dependency on existing customer demand and exposure to changes in demand by our customers, loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, including as a result from reasons not under our control, makes it difficult to evaluate our current business and future prospects and may increase the risk that our business, financial condition, results of operations and growth prospects, which could be adversely affected;
•We have a history of losses and may not be able to achieve or maintain profitability;
•Our future success depends on the growth and expansion of the markets for our offerings, which are constantly evolving and may develop more slowly or differently than we expect, and on our ability to adapt and respond effectively to evolving market conditions;
•If we are not able to keep pace with technological and competitive developments and develop or otherwise introduce new products and solutions and enhancements to our existing offerings, our offerings may become less marketable, less competitive or obsolete, and our business, financial condition and results of operations may be adversely affected;
•We may face risks associated with our use of certain artificial intelligence ("AI") and machine learning models, including generative artificial intelligence ("generative AI" or "GenAI") and compliance with the evolving regulatory framework around AI development and use;
•If we do not maintain the interoperability of our offerings across devices, operating systems and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third-party technology partners to integrate our offerings with their products and solutions (and vice-versa), our business, financial condition and results of operations may be adversely affected;
•Part of our Application Programming Interfaces (APIs) and other components in our offerings are licensed to the public under an open-source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights;
•The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do, or can provide a bundled offering and solutions that might be more attractive to our customers enabling them to better compete with us, which could harm our business, financial condition and results of operations could be harmed;
•If we are unable to increase sales of our subscriptions to new customers, expand the offerings to which our existing customers subscribe or the value of their subscriptions, or have them renew their subscriptions in terms that are economically beneficial to us, our future revenue and results of operations would be adversely affected;
•Political, economic, and military conditions in Ukraine, Russia and other countries following the Russian invasion to Ukraine, geopolitical instability and hostilities in the Middle East and Gulf region and their possible impact on global trade and financial markets, or such and other conditions in other regions in which we operate, or changes in the business environment in those regions, could materially and adversely affect our business;
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
•The failure to effectively develop and expand our marketing and sales capabilities or to maintain or expand our international business could harm our ability to increase our customer base and achieve broader market acceptance of our offerings;
•We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations;
•Our international operations and expansion expose us to risk;
•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks;
•If we are unable to consummate acquisitions at acceptable rate or prices or achieve our expected goals, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected;
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
Video is everywhere. It has become a driving force for online interactions and engagement, and has revolutionized how we communicate, work, learn, and entertain. For businesses, video sits at the heart of digital transformation, with organizations increasingly embracing video solutions to better engage with customers and employees. The COVID-19 pandemic accelerated the use and adoption of video, while creating a long-lasting remote operation culture across all sectors. Moreover, generative AI enables real-time, automatic production of highly personalized and contextually-relevant content, including video and rich media, that we believe would materially boost the creation, consumption, and business impact of video experiences. With the expected growth in rich content in organizations, the potential need for content management solutions and advanced digital experiences is expected to grow.
Kaltura's Video Experience Cloud includes products that power digital experiences such as virtual and hybrid events, webinars, online learning, and content portals for large enterprises and small and medium enterprises (SMEs), across all industries, including technology, financial services, healthcare and pharma, IT & professional services, retail and manufacturing. In 2023, we broadened our suite of offerings for marketers, successfully attracting new clients and stakeholders across Marketing Technology (MarTech), Field Marketing, and Chief Marketing Officer (CMO) groups.
Our platform also includes industry-specific solutions, currently for the Education and Media and Telecom industries. For developers, it includes an extensive array of Application Programming Interfaces (APIs) and developer tools that enable them to build other media workflows, integrations, and industry solutions.
Kaltura has long been recognized by top industry analysts as a leader in the Enterprise Video Content Management market, which includes experiences that are based on video-on-demand and live broadcast/streaming. In 2020 we expanded our offerings to power experiences that harness two-way real-time-communication (RTC) with the launch of our new products for virtual and hybrid events, webinars and online learning. Since then, the capabilities of our event and webinar platform that incorporates our virtual meeting rooms have also been recognized by those same analysts. These newer products now incorporate our full stack of on-demand, live and RTC technology, designed to provide our customers with the utmost level of flexibility and variety when crafting their digital experiences.
Our Video Experience Cloud is used by leading brands, reaching millions of users, at home, at school and at work. Organizations from a wide range of industries, including financial services, technology, professional services, healthcare, pharma, education, public sector and media and telecommunications, trust Kaltura to power their digital experiences for marketing, events, communication, collaboration, sales, customer care, training and learning, and entertainment experiences.
Before the COVID-19 pandemic, Kaltura demonstrated a track record of double digit revenue growth while having positive adjusted EBITDA. In 2020 and most of 2021 there was increased demand for video services due to the COVID pandemic across enterprises and in the education sector, which led to further acceleration of our year-on-year revenue growth. Beginning in the fourth quarter of 2021, revenue growth has decreased, which we attribute to the post-COVID return to offices and university campuses, and subsequently to the economic slowdown and financial markets instability that resulted from the increase in inflation and interest rates, and geopolitical unrest.
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly, to realign our operations, with a goal of increasing efficiency and productivity, in reaction to the macro-economic climate, position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and our return path to profitability.

The 2023 Reorganization Plan was substantially completed in 2023. See Note 18, Restructuring Activities, for further information.
We foresee great potential and growth opportunities for rich media digital experiences, and we believe Kaltura is well positioned with our robust offering and strong customer base in this growing market. We intend to continue to innovate and invest in our products and technology to maintain and improve our market position.
Key Industry Trends
The nature of video consumption has transformed in recent years. We have observed the following trends playing a role in this evolution:
•Shift to Remote Work and Education: The world is settling into a "new normal" that includes remote and hybrid work and learning practices that rely heavily on video, and that require complex, integrated video workflows and analytics, to create comprehensive digital experiences at scale. The need for high-quality remote and hybrid digital experiences has become increasingly important with the recent trend towards reduced business travel to address companies' budgetary constraints and commitments to climate change and reduction in carbon footprint.
•Events are No Longer just In-Person: Marketers and event organizers embrace virtual and hybrid experiences as part of their engagement strategy. The core of these experiences is video, with growing interest in in-depth engagement analytics.
•Growing Importance of Employer Branding: Companies are increasingly promoting their brand both externally, for customer and prospect marketing, and internally, for employee recruitment and retention. Communications by marketing to external audiences and internal company human resource and executive communications are getting closer in term of their needs, as companies are increasingly looking for the same level of experience for both audiences.
•Focus on First Party Data: Marketers increasingly are relying on user consent and first party data to target their audiences, given, among other things, recent changes to privacy and data regulations that disincentive usage of third-party data. This shifts the focus to creators of digital experiences, which are key drivers of first party data, to raise the quantity and quality of the experience, as well as the breadth and depth of the data that is derived from interactions.
•Rise of Over-The-Top (OTT) Video: Television is increasingly delivered as an internet-based service. OTT video technology has enabled content providers to bypass the traditional distribution value chain and reach consumers directly. It also enables any organization, and even person, to easily produce and distribute video content.
•Move from growth to profitability: In the current unstable economic climate, we have seen a noticeable shift towards businesses streamlining operations and maximizing value by consolidating vendors. This trend is largely motivated by the need for organizations to reduce complexity, manage costs more effectively, and enhance operational efficiency. Companies are increasingly looking for versatile solutions that can cover multiple digital transformation needs - such as virtual events, corporate communications, and live streaming - within a single platform. This approach not only simplifies vendor management but also provides a more integrated and cohesive strategy for leveraging technology. By prioritizing partnerships with vendors capable of delivering comprehensive solutions, businesses can achieve greater agility, improved cost efficiencies, and a stronger competitive edge in the digital marketplace.
•Generative Artificial Intelligence on the Rise: The technology revolution around generative AI has introduced a slew of ways to automate workflows, increase productivity and save costs across every department and industry. Moreover, generative AI enables real-time, automatic production of highly personalized and contextually-relevant content, including video and rich media, that we believe would materially boost the creation, consumption, and business impact of video experiences. With the expected growth in rich content in organizations, the potential need for content management solutions and advanced digital experiences is expected to grow. Generative AI is especially popular in the world of marketing technology, and we are seeing growing interest in built-in AI capabilities for marketers to leverage in a wide range of use cases across the creation and execution of video-based digital experiences.

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
•Dealing with a large number of single purpose and often redundant video applications. Many organizations are working with multiple vendors who offer point solutions for seemingly separable use cases. This also often includes utilizing different providers for on-demand, live, and real-time video, instead of meshing these experiences together. These organizations may suffer from limited functionality, a lack of cohesiveness and inconsistent user experience, disjointed workflows, content silos, and fragmented analytics that lack a holistic view of user behavior. All of this reduces usability and user engagement, adds unnecessary complexities and costs, and lowers return-on-investment.
•Still offering mostly non-personalized lean-back viewing experiences. Currently, most common systems still offer unified passive viewing experiences that are not optimized or personalized for users' needs, and do not encourage them to interact with the content or contribute their own. This greatly limits engagement and reduces return-on-investment.
•Being vulnerable to mission-critical risks and liabilities. Video is a demanding data type, and solutions that were not designed from the ground up to support the specific needs of video capture, creation, preparation, repurposing, and distribution, nor to run in scalable public clouds, have difficulties offering the availability and service level that many companies require. Security and data protections are also lacking in many video applications, as providers have not invested in the technical implementations and compliance mechanisms needed by enterprises that use video at scale for mission-critical use cases.
How Kaltura Addresses Organizations' Video Challenges
Customers trust Kaltura to power their video experiences for the following main reasons:
•Advanced Video Content Management: We offer a powerful and feature rich content processing, management and distribution system. Hundreds of open APIs allow developers unparalleled flexibility to build fully custom use cases and deeply, yet easily, integrate video functionality into their existing workflows and applications. Over one hundred ecosystem partners are already integrated with Kaltura.
•A Single Platform for All Video Experiences: Our Platform seamlessly combines real-time, live and on-demand video and manages all content from one place, across experiences, use-cases and platforms, from webinars and events to online learning and content management. This avoids content silos and unnecessary complexities and costs, and enables vendor consolidation across CIO, CMO and training departments, economies-of-scale, and an increased return-on-investment. Unified in-depth analytics across products and use-cases provides a holistic view of video usage and user journeys and helps boost engagement.
•Heightened Engagement, Interactivity, and Personalization: We offer applications, sites and management consoles that are fully branded, engaging, interactive, personalized, and easy to use. These create a holistic digital experience, leveraging content and video capabilities alongside audience interactions. Kaltura provides powerful capabilities for both end-user and experience managers, including recent additions, such as the AI assistant for Events and Webinars, that leverage session data to suggest real-time actions that event managers and moderators can take.

•Built for Enterprise: Our platform is built from the ground-up as a mission-critical platform for large enterprises, offering high availability, scalability, accessibility, security and data protection.
Market Recognition of Kaltura
In 2023, we were recognized as a Representative Vendor in the 2023 Gartner Market Guide for Event Technology Platforms, the 2023 Gartner Market Guide for Meeting Solutions, and the Market Finder and Use Case Guide for Meetings and Virtual Events. In 2022, we were recognized as a Visionary in the 2022 Gartner® Magic Quadrant™ for Meeting Solutions, and we ranked 4th in the ‘External Presentation’ (4.44/5) Use Case, and 5th in the ‘Learning and Training’ (4.32/5), and ‘Webinar’ (4.16/5) Use Cases in the Gartner 2021 Critical Capabilities for Meeting Solutions Report.(1) We were also recognized as a Representative Vendor in the 2020 Gartner Market Guide for Enterprise Video Content Management.(1) We have been included in Gartner research reports on this since 2013, where we were listed as a Leader for 5 consecutive times in the Magic Quadrant for Enterprise Video Content Management report and ranked highest in all Use Cases in the last-published Critical Capabilities for Enterprise Video Content Management report.(1) Gartner discontinued publication of this Magic Quadrant for Enterprise Video Content Management report in 2018 and of the correlating Critical Capabilities report in 2019.
We have also received customer recognition. As of January 30, 2024, we received a rating of 4.8/5 from 4 reviews for Event Technology Platforms, and 4.5/5 from 62 reviews for Meeting Solutions and 4.6/5 from 27 reviews for Enterprise Video Content Management by customers on Gartner® Peer InsightsTM.
In March 2023, we were recognized as a Contender in The Forrester Wave™: B2B Event Management Technology, Q1 2023. In November 2022, we were recognized as a Notable Vendor in The Forrester B2B Event Management Technology Landscape, Q4 2022. In March 2021, we were also cited as a Strong Performer in The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
The Gartner content described herein (the "Gartner Content") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.
(1)    Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition.
Customers
As of December 31, 2023, we served approximately 1,000 customers, including several of the world’s leading brands across multiple industries, including financial services, high technology, healthcare, education, public sector, media and telecommunications. We serve 28 of the U.S. Fortune 100, and more than 50% of the top U.S. research universities (R1 Research Institutions). Additionally, our solutions power 27 major global TV initiatives. Most of our top customers leverage several Kaltura products for a range of use cases across their organization.
Our customers are global, spanning 54 countries, and during the year ended December 31, 2023, our technology reached end users in over approximately 200 countries. For the year ended December 31, 2023, approximately 56% of our revenue was generated from customers in the Americas, 38% from customers in EMEA and 6% from customers in APAC. We have sold our products to customers of all sizes, selling to large global enterprises as well as more recently to SMEs.
As of December 31, 2023, our customer base included 301 customers with annualized recurring revenue ("ARR") greater than $100,000 and 26 customers with ARR greater than $1.0 million.

Growth Strategies
We intend to drive growth by executing on the following key strategies:
•Grow Our Existing Customers: Most of our customers use multiple Kaltura products, and many do so across multiple use-cases and buyers. We plan to sell more to our existing customers by providing them more products and capabilities (existing and new) and addressing additional use cases. For example, in 2023 we continued expanding our customers' use-cases from internal in-house use for their employees (e.g. employee training and communication), to also external (e.g. customer and prospect marketing, and partner training). We expect to see continued increase in usage of our products, by way of more video creation and consumption and more end-users. For the years ended December 31, 2023 and 2022, our Net Dollar Retention Rate (as defined below in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations") was 100%.
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
•Expand our Product Offering for our Existing Markets: Our flexible and extendable platform facilitates a continuous expansion of our product portfolio to include more advanced capabilities and use cases, and additional industry-solutions. For example, since 2020, we have introduced Webinars, Online Learning, and Hybrid and Virtual Events products, and a set of new Cloud TV applications for viewers using TVs, PCs, tablets, and mobile devices.
•Expand into New Markets: We are expanding down market from large enterprises to also power SMEs through making our products more self-operated, and advancing our inside-sales marketing, sales, and operations practices. We also plan to expand in the future into new markets by introducing new industry solutions, for example for the financial services and healthcare markets.
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
Products

Kaltura's Video Experience Cloud includes products that power virtual and hybrid events, webinars, online learning, and video portals for companies across all industries, including technology, financial services, healthcare and pharma, IT and professional services, retail and manufacturing. It also includes industry-specific video solutions, currently for the Education and Media and Telecom industries. For developers, it includes an extensive array of APIs and developer tools that enable them to build other video workflows, products, and industry solutions.
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
•Learning-Management-System (LMS) Video: Video galleries, video creation and virtual classrooms, seamlessly integrated into the LMS.
•Lecture Capture: Scheduling, recording, and monitoring of any size lecture hall including live broadcast.
Media & Telecom Solutions
Platforms for TV service providers and media companies to manage and distribute premium television content across devices, and boost reach, engagement, and monetization.
▪Cloud TV: Modular and scalable solution for building multinational streaming services that aggregate VOD, live, and linear content on any device.
▪Streaming Platform: Turn-key solution enabling launching, operating, and managing direct-to-consumer streaming service with low entry and operational costs.
API & Developer Tools:

Tools for developers to create their own video workflows, products, and industry solutions. These tools also power Kaltura's products and industry solutions.
•Media Services: Hundreds of media services APIs for live, on-demand and real time video, offering ingestion, transcoding, enrichment, management, distribution, engagement, monetization, and deep viewer analytics amongst many other capabilities.
•Experience Components: Complete experiences ready to be embedded in any application. This includes our video player, video editor, video capture tool, and chat and networking widgets.

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
Our unique technology enables very large scale interactive video applications at a high level of reliability, performance, accessibility, scale and security. Our cloud platform was specifically designed to address the entire lifecycle of media, how users interact with media online and the business models that support content monetization. With new AI technologies available we plan to further expand our offering to include capabilities such as content enrichment and content repurposing.
Kaltura's platform natively supports live broadcast, real-time communications, and VOD playback. The platform also addresses other media types such as audio files (e.g., podcasts) and images including PDFs. The platform provides a complete digital experience within the site, built on the content management capabilities, that connects these different experiences and creates workflows and cohesive, engaging experiences for end users. The platform's flexibility and robustness enables creation of highly customized experiences at scale. With AI assistant, we are able support users with automated advanced workflows that leverage real-time platform analytics.
Our technology and platform are infrastructure agnostic, allowing us to also offer managed, hybrid, private and air-gapped deployment options. While the great majority of our customers are hosted on our public Software-as-a-Service ("SaaS") offering, some customers are hosted on separate and dedicated private cloud environments that are also managed by us.
In our operations, we receive, collect, store, process, transfer, share and otherwise use or host personal information and other sensitive information about individuals and other data relating to users of our offerings, our employees and contractors, and other persons. As a result, we are subject to various data privacy and data protection laws, which are rapidly evolving and present increasing compliance challenges. For more information regarding the applicable legal framework and risks related to data privacy, see Part I, Item 1A. “Risk Factors—Risks Related to Information Technology, Intellectual Property and Data Privacy and Security.”
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
•brand recognition; and
•corporate culture.
Recent trends towards consolidation within the industry may result in our competitors achieving greater capabilities in some or all of these areas.
Sales & Marketing
We sell products for virtual and hybrid events, webinars, online learning, and content portals for large enterprises and small and medium enterprises (SMEs), across all industries, including technology, financial services, healthcare and pharma, IT and professional services, retail and manufacturing, and more. These products are typically bought by CTOs, CIOs, and heads of Learning and Development when used for internal events, communication and collaboration, training and learning. CMOs are typically the buyers for marketing programs, such as webinars and external events.
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
Intellectual Property and Data Privacy
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
As of December 31, 2023, we owned nine issued U.S. patents and eleven non-U.S. patents and patent applications. The issued U.S. patents are expected to expire between 2028 and 2035.
We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in the United States and in some other jurisdictions. As of December 31, 2023, we owned five registered trademarks in the United States and three registered trademarks in foreign jurisdictions, including the European Union and Brazil, that we consider material to the marketing of our products, including the “Kaltura” name and logo.
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
Human Capital Resources
As of December 31, 2023, we had 580 employees operating across 27 countries and 5 continents.
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
Risks Related to Our Business and Industry
We may not be able to successfully assess or mitigate the current volatile economic climate and its direct and indirect impact on our business and operations, including our customers and vendors, or to correctly predict the duration and depth of the current instability of the global economy and take the right or sufficient measures to address it, and as a result our business, financial condition, results of operations and prospects would be adversely affected.
The nature of our activities and our global presence and operations expose us to global and local macro and micro effects, including the effects of global economic trends such as the current global economic volatility, rising inflation, rising interest rates, price increases, decrease in our customers' spend or available budget that causes decline in demand, up-sales or subscription renewals, and other adverse effects that might have direct or indirect effects on our business and results of operations that are hard to predict, monitor or assess. Such developments have caused and may continue to cause uncertainties and high volatility with respect to our estimated or expected results of operations, may develop differently from our estimations and expectations, and could have an adverse effect on our business, results of operations and financial condition.
In addition, the current economic climate has resulted in, among other things, longer sale cycles and increased price driven competition, including through initiation of bid processes, which adversely affects our ability to retain our existing customers and our ability to generate renewals and up-sales. If we are unable to retain our existing customer base or to obtain new customers at reasonable prices, our revenue could be eroded or might even decline, and as a result our business, financial condition, results of operations and prospects will be adversely affected.
Our dependency on existing customers' demand and exposure to change in demand by our customers, including due to reasons not under our control, makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.
Our total revenue for the years ended December 31, 2023 and 2022 was $175.2 million and $168.8 million, respectively, representing an annual growth rate of 4%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:
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
If we are unable to accomplish any of these objectives, our revenue could be impaired or decline in future periods. Many factors may contribute to declines in our growth rate, including greater market penetration, increased competition, slowing demand for our offerings, a failure by us to capitalize on growth opportunities, the maturation of our business, failure to deliver under our commitments or to satisfy customer expectations, global economic downturns and failure to adapt to such downturns, among others. While market demand for our offerings was growing at a robust rate prior to the COVID-19 pandemic, we have since experienced a slowdown as the effects of the COVID-19 pandemic have weakened and as a result of the current volatile economic climate. As a result, it is difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful. If our business, operations and financial results decline as a result of any of the factors described above, investors’ perceptions of our business and the market price of our common stock could be adversely affected.
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
Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. Our top ten customers in the aggregate accounted for approximately 28.9%, 27.8% and 31.0% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, Vodafone accounted for approximately 10.2% of our revenue. In the years ended December 31, 2022 and 2021, no individual customer accounted for more than 10% out of our total revenue. While the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons. See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.” We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.
We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred losses in each year since our incorporation in 2006, including net losses of $46.4 million, $68.5 million, and $59.4 million in the years ended December 31, 2023, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $437.5 million as of December 31, 2023. We intend to continue to expend substantial financial and other resources on, among other things:
•extending our product leadership by investing in the development of GenAI based new capabilities, in our API and Developer Tools offerings, in our Products for any Enterprise, and in our specialized solutions for the industry verticals we currently address (Education and Media and Telecom), and continuing to develop new products and expand into additional vertical industries;

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
These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, or managing our business and operations more efficiently to offset these expenses. In addition, to the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term. This will be particularly true as we acquire new customers for our Media and Telecom specialized industry solutions, which entail significant non-recurring up-front costs as compared to our other offerings.
If our revenue does not increase or if the Reorganization Plans and our management of our resources do not sufficiently offset the expected increases in our operating expenses and the effects of the current economic volatility, we will not achieve profitability in future periods and our net losses may increase. Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our platform, products or solutions, decline in renewals and higher churn rate, increasing competition, or any of the other factors discussed in this Risk Factors section. Any failure to increase our revenue as we grow our business or to manage our expenditures more effectively could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the market price of our common stock to decline.
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
•negative publicity about our company, our offerings or our partners, including as a result of actual or perceived breaches of, or failures relating to, privacy, data protection or data security;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•general economic, industry, and market conditions, such as the current volatile economic climate;
•the impact of political uncertainty or unrest or outbreak or worsening of hostilities or armed conflicts;
•changes in our pricing policies or those of our competitors;
•fluctuations in the growth rate of the markets that our offerings address;
•seasonality in the underlying businesses of our customers, including budgeting cycles, purchasing practices and priorities and usage patterns;
•the business strengths or weakness of our customers;
•our ability to collect timely or at all on invoices or receivables;
•the cost and potential outcomes of future litigation or other disputes;
•future accounting pronouncements or changes in our accounting policies;
•our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•our ability to successfully expand our business in the United States and internationally;
•fluctuations in the mix of on-premise and SaaS/PaaS deployments;
•fluctuations in foreign currency exchange rates;

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
In addition, beginning in the second quarter of 2020 and continuing through the second quarter of 2021, we experienced a significant increase in the usage of our offerings due to the COVID-19 pandemic. As a result of this usage and increased demand from our customers, we incurred significant costs associated with upgrading our infrastructure and expanding our capacity and hiring additional personnel, although during 2022 and 2023 we implemented workforce reductions pursuant to our Reorganization Plans. In addition, operating on public cloud infrastructure and the redundancy in cloud infrastructure to satisfy different local data privacy regimes have increased our variable costs, which may lead to higher overall costs.
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
The markets in which we compete are characterized by rapid technological change, frequent introductions of new products, services, features and capabilities, and evolving industry standards and regulatory requirements. Our ability to grow our customer base and increase our revenue will depend in significant part on our ability to develop or otherwise introduce new products and solutions; develop or otherwise introduce new features, integrations, capabilities, and other enhancements to our existing offerings on a timely basis; interoperate across an increasing range of devices, operating systems, and third-party applications; and determine the right focus and prioritization, both in terms of our products roadmap and business focus. The success of any new products or solutions, or enhancements to our existing offerings, will depend on a number of factors including, but not limited to, the timeliness and effectiveness of our research and product development activities and go-to-market strategy, our ability to identify the appropriate technological development paths, our ability to anticipate customer needs and achieve market acceptance, our ability to manage the risks associated with new product releases, the effective management of development and other spending in connection with the product development process, and the availability of other newly developed products and technologies by our competitors and by any other third parties that may introduce disruptive technologies.
In addition, in connection with our product development efforts, we may introduce significant changes to our existing products or solutions, or develop or otherwise introduce new and unproven products or solutions, integrate new technologies such as AI models, including technologies with which we have little or no prior development or operating experience. These new products, solutions and updates may not perform as expected, may fail to engage our customer base or other end users of our products, or may otherwise create a lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers or harm our reputation. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our offerings until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. To keep pace with technological and competitive developments we have in the past invested, and may in the future invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that expand our offerings. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance or successfully integrate with our existing products. The short- and long-term impact of any major change to our offerings, or the introduction of new products or solutions, is particularly difficult to predict. If new or enhanced offerings fail to engage our customer base or other end users of our products, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may adversely affect our reputation and negatively affect our business in the short-term, long-term, or both. If we are unable to successfully enhance our existing offerings to meet evolving customer requirements, increase adoption and use cases of our offerings, develop, or otherwise introduce new products and solutions and quickly resolve security vulnerabilities or other errors or defects, or if our efforts in any of these areas are more expensive than we expect, our business, financial condition, and results of operations would be adversely affected.

We may face risks associated with our use of certain AI and machine learning model technologies and compliance with the evolving regulatory framework around AI development and use.
As part of our development roadmap, we are developing, integrating and interfacing certain AI-based solutions, applications and features as part of our future offering. The underlying AI algorithms, digital processing or software, analyze and processes video and audio content, processes, and use of our products by developers, administrators and users, while performing intellectual processes characteristic of intelligent beings, such as deep learning, natural language processing, reasoning, discovering meaning, generalizing, processing, summarizing and representing knowledge, planning, and learning from past experience. The technologies and solutions pursued by us include also generative AI, namely, a type of artificial intelligence technology that can produce various types of content or data, such as text, images, videos, audio, synthetic data or other media, using generative models. Artificial intelligence and machine learning are rapidly evolving fields of study, and bear risks associated with the introduction of new technologies and the lack of learning curve and technology maturity. Thus, the Company cannot assure nor guarantee the accuracy of any output generated therefrom. Given the probabilistic nature of machine learning and AI, use of such AI processing and tools may in some situations result in an inaccurate output. If our solutions (including those of our vendors and subcontractors) fail to perform as intended, our business, financial condition, and results of operations would be adversely affected.
In addition, although the Company does not retain or use any of its customers' contents or metadata provided or uploaded by them or otherwise generated from their use of the Company's AI tools, nor does the Company use its customers' data or content for the creation of any AI-output for other users of the Company's systems and solutions, the processing of its customers' data may nonetheless result in the creation of residual know how, experience and information, statistical models, and training of deep learning, algorithms, simulations, statistics, predictability and other AI features and capabilities. If we fail to establish processes, policies, rules and contractual frameworks to avoid misuse or unauthorized use of our customers data, or to establish and secure the Company's rights with respect to its own developments, technologies and AI products and tools, or if evolving regulation of AI and machine learning model technologies would develop differently from our standards and policies, and as a consequence we may suffer claims for intellectual property infringement, misuse or abuse, then our business, financial condition, and results of operations would be adversely affected.
The regulatory framework around the development and use of machine learning, AI and automated decision making is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. For example, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. Additionally, in Europe, on December 8, 2023, the EU legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on 28 September 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us.
Both in the United States and internationally, AI usage and development are the subject of evolving review by various governmental and regulatory agencies, including the SEC and the FTC, and changes in laws, rules, directives and regulations governing the use of AI may adversely affect the ability of our business to use or rely on AI. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, operations and financial condition.

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
Third-party products and services are constantly evolving, and we may not be able to modify our offerings to ensure their compatibility with those of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our offerings with their products or services, or exert strong business influence on our ability to, and terms on which we, operate and distribute our offerings. For example, certain of our offerings directly compete with several large technology companies that we rely on to ensure the interoperability of our offerings with their products or services. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our offerings or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, or if they deploy encryption, cybersecurity ringfencing protections or other interface limitations, we may not be able to offer the functionality that our customers need or may be offered by such competitor, which would negatively impact our ability to generate revenue and adversely affect our business. Furthermore, any losses or shifts in the market position of the providers of these third-party products and services could require us to identify and develop integrations with new third-party technologies. Such changes could consume substantial resources and may not be effective or timely available. Any expansion into new geographies or verticals may also require us to integrate our offerings with new third-party technologies, products, services and regulatory requirements, and invest in developing new relationships with these providers. If we are unable to respond to changes in a cost-effective manner, our offerings may become less marketable, less competitive, or obsolete, and our business, financial condition and results of operations may be negatively impacted.
In addition, a significant percentage of our customers choose to integrate our platform, products, and solutions with certain capabilities of third-party publishers and software providers using application programming interfaces, or APIs. The functionality and popularity of our platform, products and solutions depends, in part, on their ability to integrate with a wide variety of third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or eliminate our or our customers' ability to use these third-party applications and software in conjunction with our offerings, or may require us to obtain royalty-bearing licenses, which could negatively impact customer demand, our competitive position and adversely affect our business.
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
Our key competitors vary based on market and industry:
•Our main competitors for Video Portals are Microsoft and Vimeo
•Our main competitors for Virtual & Hybrid Events and Webinars are Zoom, On24, Cvent and Notified
•Our main competitors for Online Learning and Education are Zoom and Microsoft
•Our main competitors for Media and Telecom Solutions are Mediakind and Synamedia
•Our main competitors for API & Developer Tools are the media services offered by AWS and Microsoft
Additionally, we compete with home-grown, start-up, and open source technologies across the categories described above. With the rise in travel restrictions and shelter-in-place policies resulting from the COVID-19 pandemic, as well as the passage of time, the introduction of new technologies and the entrance of new market participants, competition has intensified, and we expect it to continue in the future. Established companies are also developing their own video platforms, products, and solutions within their own core product lines, and may continue to do so in the future. Established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. New competitors or alliances among competitors may emerge from time to time and rapidly acquire significant market share due to various factors such as their greater brand name recognition, larger existing user or customer base, consumer preferences for their offerings, a larger or more effective sales organization and greater financial, technical, marketing, and other resources and experience. Furthermore, with the recent increase in large merger and acquisition transactions in the technology industry, which has recently intensified due to the distressed and unstable economic climate, in particular with respect to transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other larger technology companies in the future. Companies resulting from these potential consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively. Furthermore, if a sole-source technology provider on which we rely is acquired or otherwise experiences a change of control, we may be prevented from using, selling, supporting or having access to such technology. Additionally, we may also consider pursuing a business combination or other strategic transaction with another entity, such as to take advantage of market trends or in response to industry challenges. Alternatively, we could be identified as an acquisition target by one of our existing or potential competitors or other third parties. Such transactions may not be successful, may not achieve the expected results and may impose financial or operational burdens on the Company, which in turn may adversely impact our business, financial condition, results of operations and prospects. In addition, your ownership and voting power may be diluted in connection with an acquisition or other strategic transaction. For more information regarding the possible implications of and risks associated with such transactions, see Part I, Item 1A. “Risk Factors — If we are unable to consummate acquisitions at our desired rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks." and, in addition, "Risk Factors — Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise."
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
Our customers’ renewals may decline or fluctuate as a result of a number of factors, including their satisfaction with our products and our customer support, the frequency and severity of product outages, our product uptime or latency, the pricing of our offering in relation to competing offerings, additional new features, integrations, capabilities or other enhancements that we offer, updates to our products as a result of updates by technology partners, and customers or users no longer having a need for our offerings. Renewal rates have been, and may in the future also be, impacted by general economic conditions or other factors that reduce customers’ spending levels. For example, many educational institutions and other customers in the public sector depend substantially on government funding, and any general decrease, delay, or other change in the availability of such funding could cause current and prospective customers to decide not to renew their subscriptions or to reduce the scope of their subscriptions at the end of the applicable subscription term, any of which could cause us to lose customers and revenue. If our customers do not renew their subscriptions or renew on terms less economically favorable to us, our revenue may decline or grow less quickly than anticipated, which would adversely affect our business, financial condition, and results of operations.

We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support.
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Europe (including Poland, Czech Republic, Ukraine and Belarus) and other locations. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, economic sanctions and export control restrictions imposed by the United States, the European Union (“EU”), the United Kingdom ("UK") and other countries targeting Russia, Belarus, and the embargoed areas of Ukraine, including as a result of the Russian invasion of Ukraine, and any further escalation of political tensions or economic instability in the area could have an adverse impact on our third-party software development in Ukraine and Belarus. In particular, increased tensions between the United States, the North Atlantic Treaty Organization including the UK and the EU member states and Russia as a result of the invasion of Ukraine by Russia, have increased the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in those countries, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable. Moreover, some of our personnel and third party service providers reside in Ukraine and are subject to the impacts of the ongoing war, including risk of injury or death, destruction of infrastructures, lack of electricity, connectivity and basic living conditions, or be subject to Russian occupation. We anticipate that, absent any adverse developments, we will continue to engage with third party service providers and maintain those relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, where needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired or become more expensive, and, as a result, our competitive position or our results of operations could suffer.
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
Our customer agreements typically contain service-level commitments, indemnification and other liabilities. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer agreements, we may be contractually obligated to provide these customers with service credits or damages, or customers could elect to terminate and receive refunds for prepaid amounts related to unused subscriptions, either of which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied or refunds paid out. In addition, customer terminations or any reduction in renewals resulting from service-level failures could significantly affect both our current and future revenue.

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
Our future performance also depends on the continued services and continuing contributions of our senior management team, which includes Ron Yekutiel, our co-founder, Chief Executive Officer and President, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of our senior management team, particularly our Chief Executive Officer, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and results of operations.
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

In addition to our direct sales force, we also leverage reseller relationships and marketplace platforms to help market and sell our offerings to customers around the world, particularly in areas in which we have a limited presence. These relationships subject us to certain risks. Our resellers may prioritize selling their own offerings that compete with ours, or one of our competitors may be effective in causing a reseller or potential reseller to favor that competitor’s offerings or otherwise prevent or reduce sales of our offerings. In addition, recruiting and retaining qualified resellers and training them in our technology, offerings and culture, requires significant time and resources, and our efforts may not be successful. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investing in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively market and sell our offerings.
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
The sales prices for our offerings may be subject to change for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products, promotional programs, general economic conditions, or our marketing, user acquisition and technology costs and, as a result, we anticipate that we will need to change our pricing model from time to time. In the past, including in connection with the COVID-19 pandemic, we have sometimes adjusted our prices for individual customers in certain situations, and expect to continue to do so in the future. Moreover, demand for our offerings is price-sensitive. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, in particular as a result of the volatile economic climate, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide for free. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new customers or grow and retain our customer base based on our historical pricing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and resellers are willing to pay in those countries and regions. As we develop and introduce new offerings, as well as features, integrations, capabilities, and other enhancements, we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract customers in response to competitive or other pressures. Any decrease in the sales prices for our products, without a corresponding decrease in costs, increase in volume or increase in revenue from our other offerings, would adversely affect our revenue and gross profit. This is particularly true with respect to our Events product and TV Solution, which generally entail significantly higher up-front costs compared to our other offerings. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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
Our results of operations may fluctuate, in part, because of the length and variability of the sales cycle of our subscriptions and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in part on sales to new large customers and increasing sales to our existing customers, which are primarily large organizations. The length of our sales cycle, from initial contact with a prospective customer to subscribing to one or more of our offerings, can vary substantially from customer to customer for a number of reasons, including deal complexity (particularly for customers that purchase our TV Solutions), certification by new customers or due to new customers' requirements, setup time and our customers’ needs to satisfy their own internal requirements and processes.
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
Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2023, 2022 and 2021, we generated approximately 48%, 46% and 42% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations to become more globally diversified. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:
•unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to many evolving stringent and potentially inconsistent laws and regulations relating to privacy, data protection, and information security, particularly in the European Union;
•changes in a specific country’s or region’s political or economic conditions, including in connection with the Russian invasion of Ukraine, the armed conflict in the Middle East and Red Sea area involving Israel, Hamas, Hezbollah and the Houthi movement, and political or armed tension in other regions;
•risks resulting from changes in currency exchange rates;
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

•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and
•risks resulting from a pandemic, epidemic, or outbreak of infectious disease, such as resurgence of COVID-19 or its variants, including uncertainty regarding what measures the U.S. or foreign governments will take in response.
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
Sales to government and semi-government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state governments, or non-U.S. government sectors until we have attained the revised certification. Government demand and payment for our offerings may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.
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
Our platform, products, solutions and third-party products and services we rely on are inherently complex and, despite testing and quality control, have in the past and may in the future contain bugs, defects, security vulnerabilities, misconfigurations, errors, or other performance failures, especially when first introduced and when upgraded with additional new features and capabilities, or otherwise not perform as intended. Any such bug, defect, security vulnerability, misconfiguration, error, or other performance failure could cause damage to our reputation, loss of customers or revenue, remediation costs, order cancellations, service terminations, and lack of market acceptance of our offerings. As the use of our offerings among new and existing customers expands, particularly to more sensitive, secure, or mission critical uses, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our offerings fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. Despite our efforts, such corrections may take longer to develop and release than we or our customers anticipate and expect.
Any limitation of liability provision contained in an agreement with a customer, user, third-party vendor, service provider, or partner may not be enforceable, adequate or effective as a result of existing or future applicable law or judicial decisions and may not function to limit our liability arising from regulatory enforcement or other specific circumstances. The sale and support of our offerings entail the risk of liability claims, which could be substantial in light of the use of our offerings in enterprise-wide environments. Furthermore, our ability to include such limitation of liability provisions may be limited and such provisions, even if included, could include various exclusions. In addition, our insurance against any such liability may not be adequate to cover a potential claim, and may be subject to exclusions, or subject us to the risk that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals, increase our fees or deductibles or impose co-insurance requirements. Any such bugs, defects, security vulnerabilities, misconfigurations, errors, or other performance failures in our platform, products or solutions, including as a result of denial of claims by our insurer or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities.
Our business platform, products and solutions, and those of third-party providers we rely on, involve the collection, storage, processing, transmission, and other use of data, including certain proprietary, confidential, sensitive, and personal information of ours and our customers (collectively, “Confidential Information"). As cyberattacks are expected to accelerate on a global basis in frequency and magnitude, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of Confidential Information and our business platform, products and solutions. Any security breach, data loss, or other compromise, including those resulting from a cybersecurity attack, social engineering, phishing attack, or any unauthorized access, unauthorized usage (including malfeasance by insiders), malware (including ransomware), virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, Confidential Information, damage to our reputation, litigation (such as class actions), regulatory investigations and enforcement actions, reputational harm, loss of existing or future customers or other liabilities. These attacks may come from diverse threat actors, such as individual hackers, hacktivists. criminal groups, and state-sponsored organizations. For example, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments.

If our security measures are breached as a result of third-party action, employee error or negligence, a defect or bug in our offerings or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to any data, including our Confidential Information or that of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, we may be subject to regulatory investigations, and we could incur significant liability, including significant incident response, system restoration or remediation and future compliance costs and penalties or fines under applicable data privacy and security laws and regulations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to third parties gaining access to our or our customers data, or to costs or consequences which have materially impacted our operations or business. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, effectively protect our systems and information. Additionally, there can be no assurance that our cybersecurity measures and tools will not be circumvented or penetrated by attackers or would keep pace with the constantly evolving threats in a timely manner. We could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, data recovery or other services. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on economically reasonable terms or at all or that our insurers will not deny coverage as to any future claim.

In addition, we do not directly control content that our customers store or use in our products. If our customers use our products for the transmission or storage of Confidential Information about individuals and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability, including related to breach notification and incident response.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including Confidential Information. Our vendors and service providers, including providers of open source platforms, may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including Confidential Information and other information about individuals. Any such unauthorized access could materially adversely affect our business, operating results, and financial condition.
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such data are possible. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, leveraging more sophisticated techniques and tools (including artificial intelligence) and, in some instances, are not identified until after they have been launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative and mitigating measures.

If we or our cybersecurity solutions providers are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access or disruption. Any of the foregoing could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
Our use of open-source software could negatively affect our ability to sell our offerings and subject us to possible litigation.
Our offerings incorporate open source software, and we expect to continue to incorporate open-source software in our offerings in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. Some open-source licenses may subject us to certain requirements, including requirements that we offer additional portions of our solutions for reduced or no cost, that we make publicly available at no charge the source code for modifications or derivative works we create based upon, incorporating, linking to or using the open-source software (which could include valuable proprietary code), and that we license such modifications or derivative works under the terms of applicable open-source licenses. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our offerings that contain the open-source software and required to comply with onerous conditions or restrictions on these offerings, which could disrupt the distribution and sale of these offerings. In addition, there have been claims challenging the ownership rights in open-source software against companies that incorporate open-source software into their products, and the licensors of such open-source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our platform, products, and solutions, which may not be available on reasonable terms or at all, and to re-engineer our offerings or discontinue the sale of our offerings in the event re-engineering cannot be accomplished on a timely basis or at all.
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
Our communications with our clients are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), the Telephone Consumer Protection Act (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.
Various other U.S. federal privacy laws are relevant to our business, including the Family Educational Rights and Privacy Act ("FERPA") and the Children’s Online Privacy Protection Act ("COPPA"), While we are not directly subject to FERPA or COPPA, our contracts with certain educational institution customers impose obligations on us related to FERPA and COPPA. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, injunctions and other consequences, loss of trust by our users, and a material and adverse impact on our reputation and business.
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the California Consumer Privacy Act (“CCPA”), provides data privacy rights for California residents and imposes operational requirements on covered companies, such as obligations to provide disclosures to California residents and receive and respond to data privacy rights requests. An amendment to the CCPA created a state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA marked the beginning of a trend toward more stringent data privacy legislation in the United States, which could also increase our potential liability and adversely affect our business, with “copycat” laws or other similar laws being passed or proposed in other states across the country, such as in Virginia, Colorado, Connecticut, Utah and many others. This legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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
In addition, in Europe and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure and other use of data relating to an identifiable living individual or “personal information”, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Among other requirements, the GDPR regulates the transfer of personal information outside of the European Economic Area (“EEA”) and UK to third countries that have not been found to provide adequate protection to such personal information, including the United States. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.

We have been certified as a DPF active Participant, and currently rely on the DPF to transfer certain personal information from the EEA to the United States and on the UK Extension to the DPF to transfer certain personal information from the UK to the United States, to the extent the transfer is made to a DPF certified entity. We also currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal information outside the EEA and the UK with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and further interpreted and develop, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
Additionally, EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states impose strict obligations and restrictions on the ability to collect, use, retain, host, protect, disclose, transfer, and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the rights of individuals to whom the personal information relates, maintaining a record of data processing, security breach notifications and measures for the security and confidentiality of personal information.
Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines under the EU GDPR of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR). The UK GDPR mirrors the fines under the EU GDPR, e.g., fines up to the greater of €20 million / £17.5 million or 4% of global turnover. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices and/or assessment notices (for a compulsory audit).

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Under EU and UK national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on an individual’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. The complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users and improve our customers' experience and efficiency, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease or change our use of such technologies, as well as civil claims including class actions, and reputational damage.
In addition, failure to comply with the Israeli Privacy Protection Law 5741-1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.
Despite our efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above, some of which may differ and not be coherent with other regimes to which we are subject. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to data privacy, data protection, or data security, may result in governmental or regulatory investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups, orders to cease or change our data processing activities, or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
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
Historically, we have funded our operations and capital expenditures primarily through net cash provided by operating activities, equity issuances and borrowings under our long-term debt arrangements. Although we currently anticipate that our net cash provided by operating activities, cash on hand and availability under our Revolving Credit Facility (as defined below) will be adequate to meet our operating, investing, and financing needs for at least the next twelve months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Moreover, due to the volatile economic climate and increased inflation and interest rates, the net cash derived from our operations may be reduced while the availability of new financing may be limited, costly or unavailable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
As of December 31, 2023, we had approximately $34.7 million of borrowings outstanding under the Term Loan Facility (as defined below) and $25.0 million available for additional borrowings under the Revolving Credit Facility (as defined below). If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all. Our indebtedness could have important consequences, including:
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
•we may be vulnerable during a downturn in general economic conditions or in our business, or may be unable to carry on capital spending that is important to our growth; and
•if, due to the volatile economic climate and increased inflation and interest rates, the net cash derived from our operations decreases and the cost of financing increases, and we fail to pursue adequate measures to adapt to those changes, we may fail to satisfy our financial covenants under the Term Loan Facility and Revolving Credit Facility, or otherwise lack the financial resources or financing required to pursue our annual operation plan.
In addition, the Credit Agreement (as defined below) contains, and any agreements evidencing or governing other future indebtedness may also contain, certain restrictive covenants that limit or otherwise restrict our ability, among other things, to:
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
Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control, including, among other things, the impact of the current volatile economic climate. We may not be able to generate sufficient recurring revenue or cash flow or maintain sufficient liquidity to meet the financial covenants or pay the principal and interest under our Credit Facilities when required. For example, in 2023, we experienced an event of default relating to our calculation of our Annualized Recurring Revenue (as defined in the Credit Agreement) for the fiscal quarter ended September 30, 2023, which was subsequently waived by the lending banks. If we fail to make payments under our Credit Facilities or otherwise experience an event of default thereunder, the lending banks would be permitted to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Facilities to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to exercise remedies under the credit agreement, including with respect to the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under our Credit Facilities. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Risks Related to Other Legal, Regulatory and Tax Matters
We are subject to various governmental export control, trade and economic sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the Israeli Control of Products and Services Decree (Engagement in Encryption), 5735-1974, and the Israeli Law of Regulation of Security Exports, 5767-2007, and our business must also be conducted in compliance with applicable trade and economic sanctions laws and regulations, including those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant regulators and sanctions authorities in our countries of operation (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end users, as well as for certain end uses. Further, our offerings that incorporate encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements. We have certain customer and third party relationships in Russia, Belarus and Ukraine. In response to the Russian invasion of Ukraine, the U.S. government, the European Union, the United Kingdom and other countries and jurisdictions in which we operate, have imposed enhanced export and import controls and economic sanctions targeting Russia and Belarus, including for example, certain industry sectors, products and professional services related to Russia, and have also designated certain individuals and entities as subject to blocking or asset freeze measures, which may restrict dealings with those designated persons or entities owned or controlled by such persons, and may impose additional Trade Controls in the future. Consequently, we have reassessed those relationships and took measures to comply with these Trade Controls. These Trade Controls are evolving and undergoing constant changes as the war continues, which may require changes in or cessation of our dealings with Russia and other regimes in the region or elsewhere. It is not possible to assess the full impact of those developments. These and any additional Trade Controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region.
Our global operations expose us to the risk of violating, or being accused of violating, Trade Controls. While we have procedures in place designed to comply with Trade Controls, we cannot guarantee that these procedures will be successfully followed or keep pace with the ongoing regulatory changes or that the relevant regulators shall apply the same interpretation, judgement and standards as we do, and failure to comply could subject us to both civil and criminal penalties, including substantial fines, disgorgement of profits, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our offerings are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties. Investigations of alleged violations can be expensive and disruptive.
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

In addition, the Organization for Economic Cooperation and Development (“OECD”), with the support of the G20, initiated the base erosion and profit shifting (“BEPS”) project in 2013 in response to concerns that changes were needed to international tax laws. In November 2015, the G20 finance ministers adopted final BEPS reports designed to prevent, among other things, the artificial shifting of income to low-tax jurisdictions, and legislation to adopt and implement the standards set forth in such reports has been enacted or is currently under consideration in a number of jurisdictions. In May 2019, the OECD published a “Programme of Work,” which was divided into two pillars. Pillar One focused on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than the historical “permanent establishment” concept. Pillar Two, among other things, introduced a global minimum tax. In October 2021, 137 member jurisdictions of the G20/OECD Inclusive Framework on BEPS joined the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” which sets forth the key terms of such two-pillar solution, including a reallocation of taxing rights among market jurisdictions under Pillar One and a global minimum tax rate of 15% under Pillar Two. The agreement reached by 137 of the 140 members of the OECD’s Inclusive Framework on BEPS targeted law enactment to take effect in 2023 with applicability from fiscal years beginning on or after December 31, 2023. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules with commentary to those rules released in March 2022 and administrative guidance published in February 2023 and July 2022. The model rules, commentary and guidance allow the OECD’s Inclusive Framework members to begin implementing the Pillar Two rules in accordance with the agreement reached in October 2021. As the Two Pillar solution is subject to implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. These changes, if and when enacted, by various countries in which we do business may increase our taxes in these countries. The foregoing tax changes and other possible future tax changes may have an adverse impact on us, our business, financial condition, results of operations and cash flow.
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
As of December 31, 2023 we had U.S. federal net operating loss carryforwards of approximately $258 million and U.S. state net operating loss carryforwards of approximately $184 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause us to become an income tax payer earlier than we would become otherwise if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Future changes in our stock ownership could result in an ownership change that subjects us to limitations on our ability to utilize net operating loss forwards to offset future income. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. Also, any available net operating loss carryforwards would have value only to the extent there is income in the future against which such net operating loss carryforwards may be offset. For these reasons, we may not be able to realize a tax benefit from the use of our net operating loss carryforwards, whether or not we attain profitability. We have recorded a full valuation allowance related to our carryforwards due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Operations in Israel
Political, economic, and military conditions in Israel could materially and adversely affect our business.
We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors are residents of Israel. As of December 31, 2023, we had 344 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against this terrorist organization commenced. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. Furthermore, following Hamas’ attack on Israel and Israel’s security cabinet declaration of war against Hamas, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. It is currently not possible to predict the duration or severity of the ongoing conflict or its effect on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations. Any hostilities, armed conflicts, terrorist activities involving Israel and/or the United States or the interruption or curtailment of trade between Israel and its trading partners, or the interruption or curtailment of maritime trade and transportation in the Gulf Area, or any political instability in the Middle East, Gulf Area or other regions could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our officers and employees in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas and others, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
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

Israel’s most recent general elections were held on November 1, 2022. Uncertainty surrounding future elections and/or the results of such elections in Israel may continue and the political situation in Israel may further deteriorate. In addition, prior to the Hamas attack in October 2023, the Israeli government pursued changes to Israel’s judicial system. In response to the foregoing developments, certain individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that such proposed changes, if adopted, may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit ratings, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. Such proposed changes may also lead to political instability or civil unrest. To the extent that any of these negative developments materialize, they may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.
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
Our principal stockholders each holding more than 5% of our outstanding common stock collectively beneficially owned a majority of our outstanding common stock as of December 31, 2023. These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation, or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

Future sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.
Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of February 14, 2024, we had 143,258,127 shares of our common stock outstanding. All shares of our common stock may be resold in the public market immediately without restriction, unless restricted as a result of securities laws or purchased or held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.
We have registered the offer and sale of all common stock that we may issue from time to time under our equity compensation plans. Once we register these shares, they will be freely tradable in the public market.
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
We have 856,741,873 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of February 14, 2024. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. As of December 31, 2023, we had 22,933,058 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $4.99 per share, 16,745,670 of which were vested as of such date, 11,199,265 shares of our common stock issuable upon the vesting of restricted stock units and 3,521,137 additional shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.
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
Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, any pandemic, epidemic or outbreak of infectious disease, including a resurgence of COVID-19 and its variants, warfare, protests and riots, and terrorist attacks on the United States, Europe, Middle East, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. Any limitations on travel and doing business in person may negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could adversely affect our business, financial condition and results of operations. A disruption in the operations of our customers and technology partners, including as a result of travel restrictions and/or business shutdowns, such as the disruptions experienced in connection with the COVID-19 pandemic, could negatively impact our business, financial condition, and results of operations. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Kaltura has developed and implemented a cybersecurity risk management program, intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We aim to be proactive in our approach to cybersecurity, with our practices informed by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This approach aids us in identifying and managing cyber risks in a manner that aligns with our business operations. While the NIST CSF serves as a guiding framework to help us identify, assess, and manage cybersecurity risks, this does not imply we adopt a blanket adherence to its standards and requirements in all respects. Our cybersecurity risk management program is further informed by the industry-recognized certifications we have obtained through comprehensive third-party evaluations, including ISO/IEC 27001, ISO 27701, ISO 27799, ISO 22301, SOC 2 Type 2, and SOC 3.
Our cybersecurity risk management program is integrated into the broader scope of Kaltura's enterprise risk management framework, including processes for managing risks, from legal and compliance to strategic, operational, and financial threats, through shared methodologies, reporting channels, and governance processes.
Key elements of our cybersecurity risk management program encompass:
a.Risk Assessments: A risk assessment process to identify and evaluate material cybersecurity threats to our systems, data, products, services, and overall IT environment.
a.Security Team Expertise: Our security team, led by our Chief Information Security Officer (CISO), who oversees our cybersecurity risk assessments, the implementation of security controls, and the coordination of our incident response efforts.
a.External Collaboration: We engage with external service providers, where appropriate, for assessing and testing our security processes and controls.
a.Cybersecurity Awareness Training: Security awareness and training programs for our employees.
a.Incident Response Preparedness: Our incident response plan outlines our approach to addressing and responding to cybersecurity incidents and to findings, vulnerabilities and incidents that could lead to or allegedly be suspected as cybersecurity incidents.
a.Third-Party Risk Management: A process for evaluating and managing the risks associated with our service providers, suppliers, and vendors who access our critical systems and data.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Related to Information Technology, Intellectual Property and Data Privacy and Security” - "A real or perceived bug, defect, security vulnerability, error, or other performance failure involving our platform, products or solutions could cause us to lose revenue, damage our reputation, and expose us to liability." and "If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities."
Cybersecurity Governance
Cybersecurity risk is a critical aspect of our Board of Directors' risk oversight function. The Board has entrusted the Audit Committee with the oversight of cybersecurity and other IT-related risks. This committee monitors the execution of our cybersecurity risk management program.

Regular briefings are provided to the Audit Committee by management, regarding the cybersecurity risk landscape and any significant cybersecurity incidents. These updates are then relayed to the full Board as deemed necessary by the Audit Committee. Our management team also receives regular internal briefings.
Board members are regularly educated on cybersecurity issues through presentations from our Chief Information Security Officer (CISO) and internal security team. External experts may also be consulted to provide additional insights or reports when necessary.
Our management team, including the CISO, Data Privacy Officer (DPO), CCO (Chief Customer Officer) and Chief Product Officer (CPO), is responsible for the assessment and mitigation of cybersecurity threats and overseeing both our internal security personnel and external cybersecurity consultants. Our management team’s cumulative experience includes decades working in cybersecurity and information security, including in the government and public and private companies, and overseeing risk management generally. Among other things, our CISO is a graduate of the Technion’s Information Security Program as a Technion Certified CISO and brings vast experience as former Security Specialist in the U.S. Department of State, Senior Lead Information Security Architect at one of the Israeli leading banks, and Head of Cyber Architecture, Engineering & Research Group at one of the leading Israeli Aerospace & Defense companies. The team reporting to our CISO further includes experienced specialists in the area of Cyber Forensics and Counterterrorism and Network Security Engineers holding B.S. Computer Science Degrees and other relevant certifications.
Item 2. Properties.
Our headquarters are located in New York, NY, where we lease approximately 13,815 square feet of office space. The lease expires in July 2027. Starting from June 2022, we also lease approximately 5,926 square meters (approximately 63,784 square feet) of office space in Bnei-Brak, Israel, for our Israeli center, where among others, our primary research and development, human resources, and certain other finance and administrative activities are based. The lease for our research and development center expires in November 2027 with two extension options of five years each. We also subscribe for co-working office spaces in St. Louis, Memphis, Sydney, Singapore and London . We lease all of our current facilities and do not own real estate property. We believe that our current facilities are adequate to meet our current needs for the immediate future.
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
Holders
    As of February 14, 2024, there were 1,248 holders of record of our common stock. The number of record holders does not include persons who hold shares of our common stock in nominee or “street name” accounts through brokers.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Performance Graph
The following graph and table illustrate the total return from July 21, 2021 through December 31, 2023 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer & Data Processing Index. The graph and the table assume that $100 was invested on July 21, 2021 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Computer & Data Processing Index, and that any dividends were reinvested.
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K.
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022, and year-to-year comparisons between fiscal 2023 and fiscal 2022. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 and year-to-year comparisons between fiscal 2022 and fiscal 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 24, 2023
Overview
Our mission is to power any video experience, for any organization. Our Video Experience Cloud powers live, real-time, and on-demand video for webinars, events, virtual classrooms, and video sites. We also offer robust Application Programming Interfaces ("APIs") and industry solutions for education and media and telecom. Our Video Experience Cloud is used by leading brands across all industries, reaching millions of users, at home, at school and at work, for communication, collaboration, marketing, sales, customer care, learning, and entertainment experiences. With our flexible offerings, customers can experience the benefits of video across a wide range of use cases, while customizing their deployments to meet their individual, dynamic needs.
Our business was founded in 2006.
We generate revenue primarily through the sale of Software-as-a-Service (“SaaS”) and Platform-as-a-Service (“PaaS”) subscriptions, and additional revenue from term license subscriptions. We also generate revenue through the sale of professional services associated with the implementation of deployments for new and existing customers.
In August 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan included, among other things, a workforce reduction of approximately 10% of our employees. In connection with the 2022 Restructuring Plan, during the year ended December 31, 2022, we recorded expenses of $1.2 million, all for one-time employee termination benefits. The 2022 Restructuring Plan was substantially completed in 2022. On January 3, 2023, our Board of Directors approved a re-organization plan (the “2023 Reorganization Plan” and together with the 2022 Restructuring Plan, the “Reorganization Plans”) that included, among other things, downsizing an additional 11% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total accumulated cost reduction from the downsizing in connection with the 2023 Reorganization Plan for 2023 and thereafter on a go-forward annualized basis is expected to be approximately $16 million. The 2023 Reorganization Plan focused on realigning our operations to further increase efficiency and productivity, in reaction to the current macro-economic climate. The 2023 Reorganization Plan's main objectives were to position the Company for lower demand, spend, and available budgets across our market segments, align our business strategy in light of these market conditions and support our growth initiatives and return path to profitability. In connection with the 2023 Reorganization Plan, we incurred pre-tax charges of approximately $1 million as of December 31, 2023.
The 2023 Reorganization Plan was substantially completed in the first half of 2023. See Note 18, Restructuring Activities, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.

•Enterprise, Education & Technology: Includes revenue from all of our products, industry solutions for education customers, and Media Services (except for Media and Telecom customers), as well as associated professional services for those offerings. Subscription revenues are primarily generated on a per full-time equivalent basis for on-demand and live products and solutions, per host basis for real-time-conferencing products and solutions, and per participant basis for Events product (which intersects on-demand, live, and real-time-conferencing video). Contracts are generally 12 to 24 months in length. Billing is primarily done on an annual basis.
•Media & Telecom: Includes revenue from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to 12 months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin.
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue
Enterprise, Education & Technology	$125,154	$120,190	$118,932
Media & Telecom	50,018	48,621	46,084
Total Revenue	$175,172	$168,811	$165,016
Gross Profit
Enterprise, Education & Technology	91,624	83,812	84,196
Media & Telecom	20,610	23,128	18,506
Total Gross Profit	$112,234	$106,940	$102,702
We employ a "land and expand" strategy with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. For the years ended December 31, 2023 and 2022, our Net Dollar Retention Rate was 100%. We also grew our Annualized Recurring Revenue (as defined below), by 3% in the three months ended December 31, 2023, compared to the three months ended December 31, 2022, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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

Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. Since then, we expanded the capabilities of our Virtual & Hybrid Events product to support a broader range of event types and use cases, fitted them to also address low-touch and self-serve sales and introduced a set of GenAI powered capabilities that increase the productivity in creating content and setting up events and also foster user engagement. We believe these products present a significant long-term opportunity, and we intend to harness our growing presence with them. Additionally, we will continue to invest in new video products for training, communication and collaboration, sales, marketing, and customer care, as we extend our platform into more industries.
Acquiring New Customers
We are focused on continuing to grow the number of customers that use our solutions. Our focus remains on bringing in new customers from enterprise accounts, as well as expanding our small and medium enterprise ("SME") offerings that can be sold by inside-sales teams. We also continue to provide our self-serve offering that can be purchased completely online, which also serves as a demand generation engine for our low-touch and enterprise offerings. We believe this will enable us to efficiently acquire smaller customers across all industries over time – expanding beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the year ended December 31, 2023, our Net Dollar Retention Rate was 100%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Annualized Recurring Revenue	$164,723	$159,238	$150,800
Net Dollar Retention Rate	100%	100%	118%
Remaining Performance Obligations	$185,305	$171,660	$185,484

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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of December 31, 2023, our Remaining Performance Obligations was $185.3 million, which consists of both billed consideration in the amount of $62.7 million and unbilled consideration in the amount of $122.6 million that we expect to invoice and recognize in future periods. We expect to recognize 59% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, gain from sale of property and equipment, facility exit and transition costs, restructuring charges and other non-recurring operating expenses.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(46,366)	$(68,495)	$(59,351)
Financial expenses (income), net (a)	(1,200)	4,248	20,106
Provision for income taxes	8,911	7,868	6,570
Depreciation and amortization	4,717	2,707	2,412
EBITDA	(33,938)	(53,672)	(30,263)
Non-cash stock-based compensation expense	29,980	23,645	17,065
Gain on sale of property and equipment (b)	—	—	(757)
Other operating expenses (c)	—	—	1,724
Facility exit and transition costs (d)	154	524	—
Restructuring (e)	973	1,238	—
War related costs (f)	331	—	—
Adjusted EBITDA	$(2,500)	$(28,265)	$(12,231)

(a)The year ended December 31, 2021 includes $15.0 million of remeasurement of warrants to fair value and $3.2 million, $2.3 million and $3.0 million, respectively, of interest expenses.
(b)The year ended December 31, 2021 includes a gain on sale of data center equipment in connection with our transition to public cloud infrastructure.
(c)Other operating expenses in the year ended December 31, 2021 consisted of expenses related to the forgiveness of loans to certain of our directors and executive officers in connection with the public filing of the registration statement in connection with our initial public offering.
(d)Facility exit and transition costs for the year ended December 31, 2023 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel

(e)The year ended December 31, 2023, includes employee termination benefits incurred in connection with the 2023 Reorganization Plan and the year ended December 31, 2022 includes employee termination benefits incurred in connection with the 2022 Restructuring Plan .

(f)The year ended December 31, 2023 includes costs related to conflicts in Israel, attributable to temporary relocation of key employees from Israel for business continuity purposes, purchase of emergency equipment for key employees for business continuity purposes, and charitable donation to communities directly impacted by the war.

Components of Results of Operations
Revenue
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
Cost of revenue increased in absolute dollars from the year ended December 31, 2022 to the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, our cost of revenue was $62,938 and $61,871, respectively.
Gross Margins
Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between SaaS and PaaS subscriptions, software licenses, maintenance and support and professional services, onboarding of new media and telecom customers, hosting of major virtual events and changes in cloud infrastructure and personnel costs. In particular, the gross margins in our M&T segment have been negatively impacted due to the resources required for implementation of our TV Solution and Media Services for TV experiences, which generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin. In the long-term, we expect the margins for this segment to improve due to the following: expected increase in the ratio of subscription revenue to professional services with scale, improved efficiencies of both production and professional services costs, and an increase in the proportion of revenues from media customers, which generally entail simpler deployments compared to telecom customers. However, in the near and medium term, our gross margins in our M&T segment are expected to vary from period to period based on the onboarding of new customers, as well as the timing and aggregate usage of our solutions by such customers.

For the years ended December 31, 2023, 2022 and 2021, our gross margins were 64% (73% for subscription and (51)% for professional services), 63% (74% for subscription and (33)% for professional services) and 62% (72% for subscription and (12)% for professional services), respectively.
For our EE&T segment, gross margins for the years ended December 31, 2023, 2022 and 2021 were 73% (79% for subscription and (78)% for professional services), 70% (78% for subscription and (63)% for professional services) and 71% (78% for subscription and (5)% for professional services), respectively.
For our M&T segment, gross margins for the years ended December 31, 2023, 2022 and 2021 were 41% (55% for subscription and (35)% for professional services), 48% (63% for subscription and (13)% for professional services) and 40% (56% for subscription and (19)% for professional services), respectively.
Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. We expect our research and development expenses to remain constant as a percentage of revenue for the near and medium-term, as we continue to dedicate substantial resources to develop, improve, and expand the functionality of our solutions. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs, such as sales commissions. Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses to be relatively stable on an absolute dollar basis.
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
Financial Expenses (Income), Net
Financial expenses (income), net consists of interest expense accrued or paid on our indebtedness, net of interest income earned on our cash balances and marketable securities. Financial expenses (income), net also includes foreign exchange gains and losses and bank fees.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Enterprise, Education & Technology	$125,154	$120,190	$4,964	4%
Media & Telecom	$50,018	$48,621	$1,397	3%
Total revenue	175,172	168,811	6,361	4%
Cost of revenue	62,938	61,871	1,067	2%
Total gross profit	112,234	106,940	5,294	5%
Operating expenses:
Research and development expenses	52,400	57,387	(4,987)	(9)%
Sales and marketing expenses	48,798	59,280	(10,482)	(18)%
General and administrative expenses	48,718	45,414	3,304	7%
Restructuring	973	1,238	(265)	(21)%
Total operating expenses	150,889	163,319	(12,430)	(8)%
Loss from operations	38,655	56,379	(17,724)	(31)%
Financial expenses (income), net	(1,200)	4,248	(5,448)	(128)%
Loss before provision for income taxes	37,455	60,627	(23,172)	(38)%
Provision for income taxes	8,911	7,868	1,043	13%
Net loss	$46,366	$68,495	$(22,129)	(32)%

Comparison of the Years Ended December 31, 2023 and 2022
Segments
We currently manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (71% of revenue for the year ended December 31, 2023 and 2022): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (29% of revenue for the year ended December 31, 2023 and 2022): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the years indicated:

	Year Ended December 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription	$120,600	$113,551	$7,049	6%
Professional services	4,554	6,639	(2,085)	(31)%
Total Enterprise, Education & Technology revenue	$125,154	$120,190	$4,964	4%

Total Enterprise, Education & Technology gross profit (loss):
Subscription	$95,168	$88,006	$7,162	8%
Professional services	(3,544)	(4,194)	650	15%
Total Enterprise, Education & Technology gross profit	$91,624	$83,812	$7,812	9%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $5.0 million , or 4%, to $125.2 million for the year ended December 31, 2023, from $120.2 million for the year ended December 31, 2022. The increase is mainly attributable to a $3.8 million increase in revenue from new customers, and a $1.2 million increase from existing customers.
EE&T subscription revenue increased by $7.0 million, or 6%, to $120.6 million for the year ended December 31, 2023, from $113.6 million for the year ended December 31, 2022.
EE&T professional services revenue decreased by $2.1 million, or 31%, to $4.6 million for the year ended December 31, 2023, from $6.6 million for the year ended December 31, 2022. The decrease is mainly due to fewer large-scale virtual events of the type that typically require substantial professional services.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $7.8 million, or 9%, to $91.6 million for the year ended December 31, 2023, from $83.8 million for the year ended December 31, 2022. This increase was mainly due to a $5.0 million increase in revenue, and lower compensation costs mainly as a result of our Reorganization Plans.
EE&T subscription gross profit increased by $7.2 million, or 8%, to $95.2 million for the year ended December 31, 2023, from $88.0 million for the year ended December 31, 2022. This increase was mainly due to a $7.0 million increase in revenue while costs associated with subscription remained at the same level as in the year ended December 31, 2022.
EE&T professional services gross loss decreased by $0.7 million, or 15%, to $3.5 million for the year ended December 31, 2023, from a gross loss of $4.2 million for the year ended December 31, 2022. This decrease was mainly due to a $2.1 million decrease in professional services revenue offset by lower compensation costs mainly as a result of our Reorganization Plans.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Year Ended December 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription	$42,150	$38,929	$3,221	8%
Professional services	7,868	9,692	(1,824)	(19)%
Total Media & Telecom revenue	$50,018	$48,621	$1,397	3%

Media & Telecom gross profit (loss):
Subscription	$23,358	$24,375	$(1,017)	(4)%
Professional services	(2,748)	(1,247)	(1,501)	120%
Total Media & Telecom gross profit	$20,610	$23,128	$(2,518)	(11)%
Media & Telecom Revenue
M&T revenue increased by $1.4 million, or 3%, for the year ended December 31, 2023, from $48.6 million for the year ended December 31, 2022. The increase is mainly attributable to an increase in revenue from existing customers.
M&T subscription revenue increased by $3.2 million, or 8%, to $42.2 million for the year ended December 31, 2023, from $38.9 million for the year ended December 31, 2022.
M&T professional services revenue decreased by $1.8 million, or 19%, to $7.9 million for the year ended December 31, 2023, from $9.7 million for the year ended December 31, 2022.
Media & Telecom Gross Profit
M&T gross profit decreased by $2.5 million, or 11%, to $20.6 million for the year ended December 31, 2023, from $23.1 million for the year ended December 31, 2022. This decrease was mainly due to a decrease in gross margin to 41% for the year ended December 31, 2023 from 48% for the year ended December 31, 2022. The decrease in gross margin was attributable primarily to an increase in production cost as a percentage of subscription revenue partially offset by a $2.5 million increase in revenue.
M&T subscription gross profit decreased by $1.0 million, or 4%, to $23.4 million for the year ended December 31, 2023, from $24.4 million for the year ended December 31, 2022.
M&T professional services gross loss increased by $1.5 million, or 120%, to a gross loss of $2.7 million for the year ended December 31, 2023, from a gross loss of $1.2 million for the year ended December 31, 2022.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$36,748	$43,101	$(6,353)	(15)%
Subcontractors and consultants	6,633	5,537	1,096	20%
IT related	5,806	5,766	40	1%
Other	3,213	2,983	230	8%
Total research and development expenses	$52,400	$57,387	$(4,987)	(9)%

Research and development expenses decreased by $5.0 million, or 9%, to $52.4 million for the year ended December 31, 2023, from $57.4 million for the year ended December 31, 2022. The decrease was primarily due to a $6.4 million decrease in compensation which mainly related to lower headcount as a result of our Reorganization Plans, partially offset by a $1.1 million increase in subcontractors and consultants as a result of outsourcing part of the efforts related to specific projects.
Sales and Marketing Expenses

	Year Ended December 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$39,154	$48,021	$(8,867)	(18)%
Marketing expenses	3,951	5,771	(1,820)	(32)%
Travel and entertainment	1,480	1,520	(40)	(3)%
Other	4,213	3,968	245	6%
Total sales and marketing expenses	$48,798	$59,280	$(10,482)	(18)%

Sales and marketing expenses decreased by $10.5 million, or 18%, to $48.8 million for the year ended December 31, 2023, from $59.3 million for the year ended December 31, 2022. The decrease was primarily due to a $9.5 million decrease in compensation related to lower headcount as result of our Reorganization Plans and a $1.8 million decrease in other marketing expenses , partially offset by a $0.7 million increase in amortization of deferred commission expenses driven by accumulated higher bookings from previous years being amortized in 2023.
.

General and Administrative Expenses

	Year Ended December 31,		Period-over-Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$35,871	$30,779	$5,092	17%
Professional fees and insurance	4,510	6,208	(1,698)	(27)%
IT related	2,278	2,701	(423)	(16)%
Human resources related	1,913	1,861	52	3%
Subcontractors and consultants	1,074	1,343	(269)	(20)%
Travel and entertainment	741	427	314	74%
Other	2,331	2,095	236	11%
Total general and administrative expenses	$48,718	$45,414	$3,304	7%

General and administrative expenses increased by $3.3 million or 7% , to $48.7 million for the year ended December 31, 2023, from $45.4 million for the year ended December 31, 2022. The increase was primarily due to a $5.1 million increase in compensation related to increased stock-based compensation expenses due to equity grants made to our executives partially offset by $1.7 million decrease in professional fees and insurance.
Restructuring
Restructuring expenses were $1.0 million for the year ended December 31, 2023 due to the 2023 Reorganization Plan being implemented in the first quarter of 2023 and consisting of employee severance and related costs. Restructuring expenses were $1.2 million for the year ended December 31, 2022, due to the 2022 Restructuring Plan being implemented in the third quarter of 2022 and consisting of employee severance and related costs.
See Note 18, Restructuring Activities, to our consolidated financial statements for additional details.
Financial Expenses (Income), net
Financial expenses (income), net decreased by $5.4 million, or 128%, to $1.2 million income, net for the year ended December 31, 2023, from $4.2 million of expense, net for the year ended December 31, 2022. The decrease was mainly related to foreign currency translation adjustments, net.
Provision for Income Taxes
Provision for income taxes increased by $1.0 million, or 13%, to $8.9 million for the year ended December 31, 2023, from $7.9 million for the year ended December 31, 2022, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of December 31, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” and “—Key Factors Affecting Our Performance. In addition, our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current global economic volatility, rising inflation and interest rates, price increases, decrease in our customers' spend or available budget, and the ongoing conflict between Russia and Ukraine, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. Our ability to access capital may also be impacted by political, economic, and military conditions in Israel, including the current security situation or any escalation of conflicts with Israel, and in other regions in which we operate, or changes in the business environment in those regions. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
Credit Facilities
In January 2021, we entered into a new credit agreement (as amended, the “Credit Agreement”) with one of our existing lenders, which provides for a new senior secured term loan facility in the aggregate principal amount of $40.0 million (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which thereafter were extended and amended to align our business needs and other developments. In December 2023, we refinanced all amounts outstanding under the then-existing Credit Agreement, and entered into a new amendment to the credit agreement (the “Fifth Amendment”) with an existing lender, which provides for an additional term loan facility of $3.5 million in addition to the existing $31.5 million in term loans outstanding immediately prior to the Fifth Amendment. Commitments under the Revolving Credit Facility decreased to $25.0 million.
The amount available for borrowing under the Revolving Credit Facility is limited to a borrowing base, which is equal to the product of (a) 500% (which will automatically reduce to 350% on the date the Term Loan Facility is repaid in full), multiplied by (b) monthly Recurring Revenue for the most recently ended monthly period, multiplied by (c) the Retention Rate (in each case, as defined in the Credit Agreement). The Revolving Credit Facility includes a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million, each of which reduces borrowing availability under the Revolving Credit Facility.
Borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.98%, consisting of 5.32% (the 3-month SOFR rate as of December 31, 2023), 0.10% credit spread adjustment and the margin of 2.50%.
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
Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty. All voluntary prepayments (other than ABR loans borrowed under the Revolving Credit Facility) must be accompanied by accrued and unpaid interest on the principal amount being prepaid and customary “breakage” costs, if any, with respect to prepayments of SOFR loans.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $437,500 for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024, (ii) $$656,250 for installments payable on December 31, 2024 through September 30, 2025, and (iii) $1,312,500 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20 million as of the last day of any calendar month. We were in compliance with these covenants as of December 31, 2023.
The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and Change of Control events (as defined in the Credit Agreement).
As of December 31, 2023, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of December 31, 2023, we had approximately $34.7 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)

Net cash used in operating activities	$(8,303)	$(46,828)
Net cash used in investing activities	(1,583)	(49,757)
Net cash provided by (used in) financing activities	109	(529)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	728	(1,424)
Net increase in cash, cash equivalents, and restricted cash	(9,049)	(98,538)
Cash, cash equivalents, and restricted cash at beginning of period	45,833	144,371
Cash, cash equivalents and restricted cash at end of period	$36,784	$45,833

Operating Activities
Net cash flows used in operating activities decreased by $38.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Net cash used in operating activities of $8.3 million for the year ended December 31, 2023, was primarily due to $46.4 million in incremental net loss, adjusted for non-cash charges of $45.3 million, and net cash of $6.6 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $4.7 million, stock-based compensation expenses of $30.0 million and amortization of deferred contract acquisitions and fulfillment costs of $11.7 million. The main drivers of net cash outflows that were derived from the changes in operating assets and liabilities were related to an addition to deferred contract acquisition costs of $6.6 million, decrease in trade payables of $5.9 million and an aggregate decrease of $1.8 million in employees accruals, accrued expenses and other current liabilities, partially offset by a decrease in trade receivables of $5.5 million, increase in deferred revenue of $1.6 million, and an increase in prepaid expenses and other assets of $0.6 million.
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
Investing Activities
Net cash flows used in investing activities decreased by $48.2 million to $1.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Net cash used in investing activities of $1.6 million for the year ended December 31, 2023 was related to investment in available-for-sale marketable securities of $47.7 million, $2.6 million in capital expenditures, $1.5 million of capitalized internal use software and investment in restricted bank deposits of $1.8 million, partially offset by maturities of available-for-sale marketable securities of $52.0 million.
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

Financing Activities
Net cash flows provided by financing activities increased by $0.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Net cash provided by financing activities of $0.1 million for the year ended December 31, 2023 was primarily due to proceeds from long-term loans, net of debt issuance cost of $3.5 million and proceeds from option exercises of $1.4 million, partially offset by $4.5 million of loan repayments.
Net cash used in financing activities of $0.5 million for the year ended December 31, 2022 was primarily due to $3.0 million of loan repayments and an aggregate outflow of $0.2 million due to principal payment on finance lease and payment of debt issuance costs, offset by proceeds from exercise of stock options of $2.7 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years
Debt obligations [1]	$4,719	$37,306	$—
Operating lease obligations [2]	3,062	9,049	11,459
Purchase obligations [3]	31,313	55,216	—
Total	$39,094	$101,571	$11,459

(1) Represents borrowings outstanding under our Term Loan Facility as of December 31, 2023, together with estimated interest payments thereon based on the interest rates in effect for such indebtedness as of December 31, 2023. See “—Liquidity and Capital Resources - Credit Facilities.”
(2) Represents the lease payments under our operating leases in the U.S. and Israel. The operating lease payments for our lease in Israel assume our exercise of the first extension option for an additional five years. See Note 7, Leases, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(3) Consists of minimum purchase commitments mainly for our use of certain cloud and other services with third-party providers with a term of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
We reported other liabilities of $7.1 million in our consolidated balance sheet at December 31, 2023, which principally consists of unrecognized tax benefits. See Note 11, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We have excluded these liabilities from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments.
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

We believe that the accounting policies described below require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these and our other significant accounting policies.
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
Recent Accounting Pronouncements
Please see Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recent accounting pronouncements.
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
Foreign Currency and Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. Our functional currency is the U.S. dollar. Our sales are mainly denominated in U.S. dollars and Euros. A significant portion of our operating costs are in Israel, consisting principally of salaries and related personnel expenses, and facility expenses, which are denominated in NIS. These foreign currency exposures give rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS and Euros. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in NIS as well as that a significant portion of our revenue will continue to be denominated in Euros.

To reduce the impact of foreign currency exchange risks associated with forecasted future cash flows and certain existing assets and liabilities and the volatility in our consolidated statements of operations, we established a hedging program in March 2022. Currently, our hedging activity relates to U.S. dollar/NIS exchange rate exposure. We do not intend to enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value in the consolidated balance sheets. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. Our hedging activities are expected to reduce but not eliminate the impact of currency exchange rate movements.
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the year ended December 31, 2023, of $2.7 million due to NIS (after considering cash-flow hedges) and $4.9 million due to Euros.
Interest Rate Risk
As of December 31, 2023, we had outstanding floating rate debt obligations of $34.7 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.3 million for the year ended December 31, 2023.
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

Item 8. Financial Statements and Supplementary Data

KALTURA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kaltura, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaltura, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible and redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Tel-Aviv, Israel
February 22, 2024

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,684	$44,625
Marketable securities	32,692	41,343
Trade receivables	23,312	28,786
Prepaid expenses and other current assets	8,410	7,521
Deferred contract acquisition and fulfillment costs, current	10,636	10,759

Total current assets	111,734	133,034

LONG-TERM ASSETS:
Marketable securities	5,844	—
Property and equipment, net	20,113	15,142
Other assets, noncurrent	3,100	3,176
Deferred contract acquisition and fulfillment costs, noncurrent	17,314	21,691
Operating lease right-of-use assets	13,872	20,814
Intangible assets, net	689	1,244
Goodwill	11,070	11,070

Total noncurrent assets	72,002	73,137

TOTAL ASSETS	$183,736	$206,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	1,612	5,793
Trade payables	3,629	9,437
Employees and payroll accruals	12,651	14,884
Accrued expenses and other current liabilities	17,279	16,527
Operating lease liabilities	2,374	2,355
Deferred revenue, current	62,364	59,841

Total current liabilities	99,909	108,837

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	369	1,266
Long-term loans, net of current portion	33,047	30,004
Operating lease liabilities, noncurrent	17,796	20,697
Other liabilities, noncurrent	2,295	2,021

Total noncurrent liabilities	53,507	53,988

TOTAL LIABILITIES	$153,416	$162,825

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2023	2022
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of December 31, 2023, and 2022; 0 shares issued and outstanding as of December 31, 2023, and 2022	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of December 31, 2023 and 2022; 150,274,107 and 142,249,619, shares issued as of December 31, 2023 and 2022, respectively; 142,588,917 and 134,564,429 shares outstanding as of December 31, 2023 and 2022, respectively	14	13
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of December 31, 2023 and 2022	(4,881)	(4,881)
Additional paid-in capital	471,635	439,644
Accumulated other comprehensive income (loss)	1,047	(301)
Accumulated deficit	(437,495)	(391,129)

Total stockholders' equity	30,320	43,346

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,736	$206,171

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue:
Subscription	$162,750	$152,480	$144,966
Professional services	12,422	16,331	20,050

Total revenue	175,172	168,811	165,016

Cost of revenue:
Subscription	44,224	40,099	39,866
Professional services	18,714	21,772	22,448

Total cost of revenue	62,938	61,871	62,314

Gross profit	112,234	106,940	102,702

Operating expenses:

Research and development	52,400	57,387	48,376
Sales and marketing	48,798	59,280	45,788
General and administrative	48,718	45,414	39,489
Restructuring	973	1,238	—
Other operating expenses	—	—	1,724

Total operating expenses	150,889	163,319	135,377

Operating loss	38,655	56,379	32,675

Financial expenses (income), net	(1,200)	4,248	20,106

Loss before provision for income taxes	37,455	60,627	52,781

Provision for income taxes	8,911	7,868	6,570

Net loss	46,366	68,495	59,351

Preferred stock accretion and cumulative undeclared dividends	—	—	8,241

Net loss attributable to common stockholders	$46,366	$68,495	$67,592

Net loss per share attributable to common stockholders, basic and diluted	$0.34	$0.53	$0.95

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	138,237,017	130,366,385	71,073,052
The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$46,366	$68,495	$59,351
Other comprehensive loss:
Net unrealized gains (losses) on cash flow hedges	1,118	(120)	—
Net unrealized gains (losses) on available-for-sale marketable securities	230	(181)	—
Other comprehensive income (loss)	1,348	(301)	—
Comprehensive loss	$45,018	$68,796	$59,351

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)

	Convertible preferred Stock		Redeemable convertible preferred Stock		Common stock		Treasury stock		Receivables on account of stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Balance as of December 31, 2020	1,043,778	$1,921	15,779,322	$158,191	25,467,922	$2	7,685,190	$(4,881)	$(882)	$8,388	$—	$(263,283)	$(260,656)

Issuance of preferred stock upon exercise of warrants	—	—	27,011	1,149	—	—	—	—	—	—	—	—	—
Loan forgiveness	—	—	—	—	—	—	—	—	882	—	—	—	882
Accretion of redeemable convertible preferred stock	—	—	—	1,569	—	—	—	—	—	(1,569)	—	—	(1,569)
Redemption of redeemable convertible preferred stock upon initial public offering	—	—	—	(1,569)	—	—	—	—	—	—	—	—	—
Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	(1,043,778)	(1,921)	(15,806,333)	(159,340)	76,262,942	8	—	—	—	161,253	—	—	161,261
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	—	—	17,250,000	2	—	—	—	155,596	—	—	155,598
Conversion of warrants to common stock upon initial public offering	—	—	—	—	7,067,699	1	—	—	—	70,676	—	—	70,677
Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	17,065	—	—	17,065
Issuance of common stock upon exercise of stock options, and release of restricted stock units	—	—	—	—	876,541	—	—	—	—	1,367	—	—	1,367
Net loss	—	—	—	—	—	—	—	—	—	—	—	(59,351)	(59,351)

Balance as of December 31, 2021	—	—	—	—	126,925,104	13	7,685,190	(4,881)	—	412,776	—	(322,634)	85,274

Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	23,941	—	—	23,941
Issuance of common stock upon exercise of stock options, and release of restricted stock units	—	—	—	—	7,026,070	—	—	—	—	2,927	—	—	2,927
Exercise of warrants to common stock	—	—	—	—	613,255	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(68,495)	(68,495)

Balance as of December 31, 2022	—	$—	—	$—	134,564,429	$13	7,685,190	$(4,881)	$—	$439,644	$(301)	$(391,129)	$43,346

Stock-based compensation expenses	—	—	—	—	—	—	—	—	—	30,756	—	—	30,756
Issuance of common stock upon exercise of stock options, and release of restricted stock units	—	—	—	—	8,024,488	1	—	—	—	1,235	—	—	1,236
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,348	—	1,348
Net loss	—	—	—	—	—	—	—	—	—	—	—	(46,366)	(46,366)

Balance as of December 31, 2023	—	$—	—	$—	142,588,917	$14	7,685,190	$(4,881)	$—	$471,635	$1,047	$(437,495)	$30,320
The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(46,366)	$(68,495)	$(59,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,717	2,707	2,412
Stock-based compensation expenses	29,980	23,645	17,065
Amortization of deferred contract acquisition and fulfillment costs	11,669	10,865	8,075
Change in valuation of warrants to purchase preferred and common stock	—	—	15,046
Non-cash interest expense (income), net	(1,023)	(146)	331
Non-cash expenses with respect to stockholders’ loans	—	—	882
Loss (gain) on sale of property and equipment	—	185	(757)
Loss (income) on foreign exchange	(728)	1,424	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	5,475	(11,277)	(1,057)
Decrease (increase) in prepaid expenses and other current assets and other assets, noncurrent	648	429	(2,299)
Increase in deferred contract acquisition and fulfillment costs	(6,561)	(11,558)	(18,051)
Increase (decrease) in trade payables	(5,884)	3,132	3,886
Increase (decrease) in accrued expenses and other current liabilities	797	(1,937)	3,756
Increase (decrease) in employees and payroll accruals	(2,233)	(3,743)	2,352
Increase (decrease) in other liabilities, noncurrent	443	(51)	(675)
Increase in deferred revenue	1,626	7,465	6,275
Operating lease right-of-use assets and lease liabilities, net	(863)	527	—

Net cash used in operating activities	(8,303)	(46,828)	(22,110)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(47,708)	(60,165)	—
Proceeds from maturities of available-for-sale marketable securities	51,976	18,985	—
Purchases of property and equipment	(2,607)	(1,218)	(1,876)
Proceeds from sale of property and equipment	—	—	757
Capitalized internal-use software development costs	(1,493)	(4,759)	(3,978)
Investment in restricted bank deposit	(1,751)	(2,600)	—
Purchase of intangible assets	—	—	(145)

Net cash used in investing activities	(1,583)	(49,757)	(5,242)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	160,425
Payment related to the conversion of Series F redeemable convertible preferred stock upon initial public offering	—	—	(1,569)
Proceeds from long-term loans	3,500	—	41,915
Repayment of long-term loans	(4,500)	(3,000)	(51,833)
Principal payments on finance leases	—	(136)	(1,717)
Proceeds from exercise of stock options	1,383	2,732	1,335
Payment of debt issuance costs	(274)	(125)	—
Payment of deferred offering costs	—	—	(5,188)

Net cash provided by (used in) financing activities	109	(529)	143,368

Effect of exchange rate changes on cash, cash equivalents and restricted cash	728	(1,424)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,049)	$(98,538)	$116,016
Cash, cash equivalents and restricted cash at the beginning of the year	45,833	144,371	28,355

Cash, cash equivalents and restricted cash at the end of the year	$36,784	$45,833	$144,371

The accompanying notes are an integral part of the consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$43	$355	$1,106

Lease liabilities arising from right-of-use assets	$—	$23,712	$—

Capitalized stock-based compensation cost	$845	$296	$—

Pending proceeds from option exercises	$79	$227	$—

Lease incentive recognized as leasehold improvements	$4,924	$1,711	$—

Conversion of warrants to common stock upon initial public offering	$—	$—	$70,677

Conversion of convertible and redeemable convertible preferred stock to common stock upon initial public offering	$—	$—	$161,261

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$4,294	$8,873	$2,636

Cash paid for interest	$2,953	$2,301	$1,944

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$36,684	$44,625	$143,949
Restricted cash included in other assets, noncurrent	100	1,208	422

Total cash, cash equivalents, and restricted cash	$36,784	$45,833	$144,371

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
Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses on sale of investments are included in financial expenses (income), net and are derived using the specific identification method for determining the cost of securities sold.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities is included in financial income, net.
The Company periodically evaluates its available-for-sale debt securities for impairment. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the Company writes down the security to its fair value and records the impairment charge in financial expenses (income), net in the Consolidated Statements of Operations. If neither of these criteria are met, the Company determines whether credit loss exists. Credit loss is estimated by considering changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors.
Trade Receivables
Trade receivables are recorded at the invoiced amount and includes also amounts for which revenue has been recognized but not invoiced. The allowance for credit losses is based on the Company's assessments of factors that may affect a customer's ability to pay. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including an assessment of the current customer's aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. There were no material write-offs for allowance of doubtful accounts recognized in the periods presented. The Company does not have any off-balance sheet credit exposure related to its customers.
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
Amortization for the intangible assets was recognized over the following periods:

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
Severance expenses recorded in Kaltura Israel for the years ended December 31, 2023, 2022 and 2021 amounted to $3,194, $3,976 and $3,937, respectively.

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
Severance expenses recorded in the U.S. for the years ended December 31, 2023, 2022 and 2021, other than one-time termination benefits detailed in Note 18, were immaterial.
Israeli Employees Defined Contribution Plan
The Company has established a pension contribution plan with respect to Kaltura Israel's employees. Under the plan, Kaltura Israel contributed up to 6.5% of each employee's monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law.
Defined contribution pension plan expenses for the years ended December 31, 2023, 2022 and 2021 amounted to $2,397, $3,099 and $3,108, respectively.
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
The Company provides subscriptions and post-contract services ("PCS") to its Video Experience Cloud, which powers live, real-time, and on-demand video experiences. The Company provides access to its platform either as a cloud-based service ("SaaS" or "PaaS") or, less commonly, as a license to software installed on the customer's premises ("On-Prem") all together defined as subscriptions in the statement of operations.
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
When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of internal-use software. If the net book value is not expected to be fully recoverable, internal-use software would be impaired to its fair value. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $1,660, $5,115 and $4,838 of software development costs, respectively. No impairment was recorded for the years ended December 31, 2023, 2022 and 2021.
Advertising Costs
Advertising costs are expensed as incurred and include marketing activities, demand generation, events, public relations and brand-building activities. Advertising costs for the years ended December 31, 2023, 2022 and 2021, amounted to $3,951, $5,767 and $5,057, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Service-Based Awards
The Company grants stock option awards and restricted stock units (“RSUs”), that vest only based upon the satisfaction of a service condition. For RSUs with performance conditions, expenses are recognized when it is probable that the performance condition will be achieved. The probability of achievement is assessed periodically to determine whether the performance metric continues to be probable. When there is a change in the probability of achievement, any cumulative effect of the change is recognized in the period of the change and the remaining unrecognized compensation will be amortized prospectively over the respective vesting period. The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its option awards. The option-pricing model requires a number of assumptions, of which the most significant are the fair value of its common stock, the expected stock price volatility, expected option term, risk-free interest rates and expected dividend yield.
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
Major customer data as a percentage of total revenues:
The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Year ended December 31,
	2023	2022		2021

Customer A (Media and Telecom)	10.22%	*)	—	*)	—

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
Recent Accounting Guidance Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables present disaggregated revenue by category:

	Year Ended December 31, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$120,600	96.4%	$42,150	84.3%
Professional services	4,554	3.6%	7,868	15.7%

	$125,154	100%	$50,018	100%

	Year Ended December 31, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$113,551	94.5%	$38,929	80.1%
Professional services	6,639	5.5%	9,692	19.9%

	$120,190	100%	$48,621	100%

	Year Ended December 31, 2021
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$108,842	91.5%	$36,124	78.4%
Professional services	10,090	8.5%	9,960	21.6%

	$118,932	100%	$46,084	100%

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
Substantially all the revenue that was included in the deferred revenue, current as of January 1, 2023, was recognized as revenue during 2023.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $185,305, which consists of both billed consideration in the amount of $62,733 and unbilled consideration in the amount of $122,572 that the Company expects to recognize as revenue and was not yet recognized on the balance sheet. The Company expects to recognize 59% of its remaining performance obligations as revenue in the year ending December 31, 2024, and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	December 31,
	2023	2022	2021

Beginning balance	$26,928	$26,274	$17,683
Additions to deferred contract acquisition costs during the period	7,237	10,037	15,594
Amortization of deferred contract acquisition costs	(9,955)	(9,383)	(7,003)

Ending balance	$24,210	$26,928	$26,274

Deferred contract acquisition costs, current	$9,063	$8,979	$7,671
Deferred contract acquisition costs, noncurrent	15,147	17,949	18,603

Total deferred costs to obtain a contract	$24,210	$26,928	$26,274

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2023	2022	2021

Beginning balance	$5,522	$5,426	$4,041
Additions to deferred costs to fulfill a contract during the period	—	1,578	2,457
Amortization of deferred costs to fulfill a contract	(1,782)	(1,482)	(1,072)

Ending balance	$3,740	$5,522	$5,426

Deferred fulfillment costs, current	$1,573	$1,780	$1,408
Deferred fulfillment costs, noncurrent	2,167	3,742	4,018

Total deferred costs to fulfill a contract	$3,740	$5,522	$5,426
NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of December 31, 2023 and December 31, 2022, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$6,985	$4	$—	$6,989
U.S. Treasury	8,795	17	—	8,812
Commercial paper	8,855	—	(5)	8,850
Agency bonds	8,037	9	(5)	8,041
	$32,672	$30	$(10)	$32,692

Available-for-sale – matures after one year:
Corporate bonds	$2,944	$14	$—	$2,958
U.S. Treasury	2,869	17	—	2,886
	$5,813	$31	$—	$5,844

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$9,305	$—	$(66)	$9,239
Municipal securities	1,751	—	(4)	1,747
U.S. Treasury	16,306	—	(111)	16,195
Commercial paper	11,237	—	—	11,237
Agency bonds	2,925	1	(1)	2,925
	$41,524	$1	$(182)	$41,343

As of December 31, 2023 and December 31, 2022 the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.
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

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	December 31, 2023	December 31, 2022

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$18,745	$16,489

Short-term marketable securities:
Corporate bonds	Level 2	$6,989	$9,239
Municipal securities	Level 2	$—	$1,747
U.S. Treasury	Level 2	$8,812	$16,195
Commercial paper	Level 2	$8,850	$11,237
Agency bonds	Level 2	$8,041	$2,925

Long-term marketable securities:
Corporate bonds	Level 2	$2,958	$—
U.S. Treasury	Level 2	$2,886	$—

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,397	$2,600
Options and forward contracts designated as hedging instruments	Level 2	$998	$—

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,025	$—

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$—	$120

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $15,093 and $8,345 as of December 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $998 as of December 31, 2023 and a liability of $120 as of December 31, 2022. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities. Losses of $2,241 and $1,418 was reclassified from accumulated other comprehensive income (loss) during the year ended December 31, 2023 and 2022, respectively. Such losses was reclassified from accumulated other comprehensive income (loss) when the related expenses were incurred. The Company did not enter into hedging contracts during the year ended December 31, 2021.
Effect of Foreign Currency Contracts on the Consolidated Statements of Operations
The effect of foreign currency contracts on the consolidated statements of operations during the year ended December 31, 2023 and 2022 was as follows:

Statement of Operations Location:	Year Ended December 31, 2023	Year Ended December 31, 2022

Cost of revenue	$326	$230
Research and development	1,182	727
Sales and marketing	278	190
General and administrative	427	249
Restructuring	28	22

Total	$2,241	$1,418

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 7: LEASES
The Company leases its office facilities under agreements that expire at various dates through July 2032.
Components of operating lease expense were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating lease cost	$2,875	$2,827
Short-term lease cost	154	417
Variable lease cost	89	20

Total	$3,118	$3,264
Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Cash paid for operating leases	$3,353	$1,845
As of December 31, 2023, the weighted-average discount rate is 4.8% and the weighted-average remaining term is 8.1 years. Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows:

Year Ending December 31,

2024	3,062
2025	3,119
2026	3,181
2027	2,749
2028	2,371
2029 and thereafter	9,088
Total operating lease payments	23,570
Less: imputed interest	3,400
Total operating lease liabilities	$20,170

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
The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of December 31, 2023:

Year ended December 31,

2024	31,313
2025	26,745
2026	28,471

Total purchase commitment	$86,529
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 9: CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022

Prepaid expenses	$2,656	$3,369
Government institutions	—	422
Restricted bank deposits	3,397	2,600
Derivative instrument	998	—
Other current assets	1,359	1,130

	$8,410	$7,521

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Property and Equipment, net
Composition of property and equipment is as follows:

	December 31,
	2023	2022
Cost:
Computers and peripheral equipment	$3,802	$4,323
Office furniture and equipment	2,183	551
Leasehold improvements	7,267	1,965
Finance leases of computers and peripheral equipment	253	253
Internal use software	13,755	12,095

	27,260	19,187

Accumulated depreciation	(7,147)	(4,045)

Depreciated cost	$20,113	$15,142

Depreciation expenses for the years ended December 31, 2023, 2022 and 2021 were $4,162, $2,042 and $2,791, respectively.

Other assets, noncurrent

	December 31,
	2023	2022

Restricted cash	$100	$1,208
Severance pay fund	1,685	1,855
Restricted deposit	1,025	—
Other	290	113

	$3,100	$3,176
Accrued expenses and other current liabilities

	December 31,
	2023	2022

Accrued expenses	$4,353	$7,471
Accrued taxes	11,755	7,966
Derivative instruments	—	120
Other current liabilities	1,171	970

	$17,279	$16,527

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET
The carrying amounts and accumulated amortization expenses of the intangible assets, as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	1.25	$4,700
Customer relationship	3.25	$2,419

		$7,119
Accumulated amortization and impairments:
Technology		$(4,177)
Customer relationship		$(2,253)

		$(6,430)

Intangible assets, net		$689

	December 31, 2022
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	2.25	$4,700
Customer relationship	5.25	2,419
Tradename	0.42	980

		8,099
Accumulated amortization and impairments
Technology		(3,749)
Customer relationship		(2,203)
Tradename		(903)

		(6,855)

Intangible assets, net		$1,244

During the year ended December 31, 2023, 2022 and 2021, the Company recorded amortization expenses in the amount of $555, $665 and $1,005, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The estimated future amortization expense of intangible assets as of December 31, 2023, is as follows:

December 31,

2024	478
2025	148
2026	50
2027	13

$689

Goodwill was $11,070 at December 31, 2023 and December 31, 2022 with $9,381 allocated to the M&T segment and $1,689 to the EE&T segment. There were no changes in the carrying amount of goodwill for the year ended December 31, 2023.
NOTE 11: INCOME TAXES
The Company's subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.
Loss (income) before taxes on income is comprised as follows:

	Year Ended December 31,
	2023	2022	2021

Domestic	$45,625	$66,346	$75,259
Foreign	(8,170)	(5,719)	(22,478)

Loss before taxes on income	$37,455	$60,627	$52,781

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The provision for income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021

Current provision:
Federal	$—	$—	$—
State	83	88	65
Foreign	8,410	7,780	6,505
	8,493	7,868	6,570
Deferred provision:
Federal	171	—	—
State	247	—	—
Foreign	—	—	—
	418	—	—
Total provision for income taxes	$8,911	$7,868	$6,570

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023 and 2022, the Company has provided a full valuation allowance in respect of deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2023	2022

Deferred tax assets:

Net operating losses carryforward	$69,160	$71,887
Disallowed business interest expense	4,023	4,760
Capitalized R&D costs	26,126	16,322
Reserves & accruals	1,486	1,489
Deferred revenue	378	283
Lease liability	829	1,009
Stock based compensation	5,823	2,710
Intercompany payable	5,498	—
Other assets	77	49

Deferred tax assets before valuation allowance	113,400	98,509
Valuation allowance	(101,237)	(84,795)

Total deferred tax assets, net of valuation allowance	$12,163	$13,714

Deferred tax liabilities:

Intangible Assets	(970)	(798)
Deferred contract acquisition and fulfillment costs	(7,686)	(8,782)
Internal use software	(2,988)	(3,073)
Operating lease right-of-use assets	(742)	(923)
Property and equipment	—	(138)
Other	(195)	—

Total gross deferred tax liabilities	$(12,581)	$(13,714)

Total net deferred tax liabilities	$(418)	$—

As of December 31, 2023, the U.S. parent company had a net U.S. operating loss carry forward ("NOLs") for federal income tax purposes of approximately $258,007 and U.S. state NOLs of approximately $183,555. Out of the operating losses attributed to the U.S. parent company, $143,229 were generated before January 1, 2018, and are subject to the 20-year carryforward period. The remaining $114,778 can be carried forward indefinitely but are subject to the 80% taxable income limitation.
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
A reconciliation of the Company's theoretical income tax expense to actual income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021

Loss before tax as reported at the consolidated statement of operations	$37,455	$60,627	$52,781

Statutory tax rate	21%	21%	21%

Theoretical tax benefit	$(7,866)	$(12,732)	$(11,084)

Non-deductible expenses and other permanent differences	1,026	154	403
Remeasurement of warrants to Fair Value	—	—	3,160
Stock based compensation	2,403	2,193	3,651
Change in valuation allowance	16,842	9,745	13,232
State taxes, net of federal benefit	(2,898)	4,946	(3,700)
Income tax at rate other than the U.S. statutory tax rate	1,613	3,045	320
Exchange rate differences	(511)	332	(100)
Return to provision adjustments	(1,321)	—	—
Other	(377)	185	688

Total tax expenses	$8,911	$7,868	$6,570

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
The Israeli corporate tax rate was 23% for the years ended December 31, 2023, 2022 and 2021. However, the effective tax rate payable by a company that derives income from a "Benefited Enterprise" or a "Preferred Enterprise" (as discussed below) may be considerably less. Capital gains derived by an Israeli company are generally subject to the prevailing corporate tax rate.
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
As of December 31, 2023, approximately $520 was derived from tax exempt profits earned by Kaltura Israel's "Beneficiary Enterprise." The Company and its Board of Directors have determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by Kaltura Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to Kaltura Israel's "Beneficiary Enterprise" as such income is essentially permanently reinvested.
If Kaltura Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of up to $130 would be incurred as of December 31, 2023.
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
Generally, in U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. Kaltura Israel received final tax assessments through 2016 while the rest of the Company's subsidiaries did not have any final tax assessments as of December 31, 2023.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

A reconciliation of the opening and closing amounts of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits

Balance as of December 31, 2020	$3,863

Decreases related to prior years' tax positions	(107)
Increases related to current years' tax positions	738

Balance as of December 31, 2021	$4,494

Decreases related to prior years' tax positions	(313)
Increases related to current years' tax positions	1,145

Balance as of December 31, 2022	5,326

Decreases related to prior years' tax positions	—
Increases related to current years' tax positions	1,815

Balance as of December 31, 2023	$7,141

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $7,141 and $5,326 as of December 31, 2023 and 2022.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had accrued $373 and $467 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2023	2022	2021

Numerator:
Net loss	$46,366	$68,495	$59,351
Preferred stock accretion and cumulative dividends	—	—	8,241

Total loss attributable to common stockholders	$46,366	$68,495	$67,592
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	138,237,017	130,366,385	71,073,052

Net loss per share attributable to common stockholders, basic and diluted	$0.34	$0.53	$0.95

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2023	2022	2021

Outstanding stock options and RSUs	34,132,323	33,457,465	37,627,380

Total	34,132,323	33,457,465	37,627,380

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Year Ended December 31, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$125,154	$50,018	$175,172

Gross profit	$91,624	$20,610	$112,234

Operating expenses			150,889
Financial income, net			(1,200)
Provision for income taxes			8,911

Net loss			$46,366

	Year Ended December 31, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$120,190	$48,621	$168,811

Gross profit	$83,812	$23,128	$106,940

Operating expenses			163,319
Financial expenses, net			4,248
Provision for income taxes			7,868

Net loss			$68,495

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

Geographical information
Revenue by location is determined by the billing address of the customer. Total revenues from external customers on the basis of the Company's geographical areas are as follows:

	Year Ended December 31,
	2023	2022	2021

United States (“US”)	$91,319	$91,923	$96,464
Europe, the Middle East and Africa (“EMEA”)	65,831	58,026	51,077
Other	18,022	18,862	17,475

	$175,172	$168,811	$165,016

No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.
The following table presents long-lived assets as of December 31, 2023 and 2022, based on geographical areas which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2023	2022

US	$13,913	$15,752
Israel	19,916	19,995
Rest of world	156	209

	$33,985	$35,956

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 14: LONG-TERM LOAN
In January 2021, the Company entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which subsequently and has been amended according to the Company's needs and other developments. In May 2023, the Company entered into an amendment (the "Fourth Amendment") to the then-existing Credit Agreement to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate under the Credit Agreement. Prior to the Fourth Amendment, borrowings under the Credit Agreement would bear interest, at the Company's election, at (a) the Eurodollar Rate (as defined in the Credit Agreement as in effect prior to the Fourth Amendment) plus a margin of 3.50% or (b) Alternative Base Rate (“ABR”) (as defined in the Credit Agreement) plus a margin of 2.50%.
In December 2023, the Company entered into a new amendment to the then-existing Credit Agreement (the “Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $35,000. Commitments under the Revolving Credit Facility decreased to $25,000.
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2023, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.98%, consisting of 5.38% (the 3-month SOFR rate as of December 31, 2023), 0.10% credit spread adjustment and the margin of 2.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024, (ii) $656 for installments payable on December 31, 2024 through September 30, 2025, and (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain financial covenants as defined therein. As of December 31, 2023, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year ended December 31,

2024	$2,406
2025	3,281
2026	29,313

$35,000

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
The Company has the following common stock reserved for future issuance as of December 31, 2023:

December 31, 2023
Outstanding options	22,933,058
Outstanding RSUs	11,199,265
Shares reserved under 2021 Plan	3,521,137

Total	37,653,460
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
On January 1, 2023, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 6,728,221 shares pursuant to the terms of the 2021 Plan.
During 2023, the Company granted to its officers RSUs under the 2021 Plan which shall vest based upon achievement of certain performance targets set forth in the 2023 Executive Compensation Plan, and additional RSUs that vest in quarterly installments over a period of up to three years commencing as of January 1, 2023 with the first quarterly vesting date on April 1, 2023, subject to continued employment through the vesting dates.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2023	25,988,465	$4.56	7.75	$6,285

Granted	—	$—
Exercised	(2,345,199)	$0.54		$3,169
Forfeited	(710,208)	$3.86

Outstanding as of December 31, 2023	22,933,058	$4.99	6.29	$5,378

Exercisable options at end of the year	16,745,670	$2.89	6.01	$5,378

The weighted average grant-date fair value of the service-based awards granted in the year ended December 31, 2021, was $2.45 per option. The total grant-date fair value of the service-based awards that vested during the years ended December 31, 2023, 2022 and 2021, was $11,409, $12,763 and $13,152, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $3,169, $5,272 and $5,437, respectively.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2023:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2022	7,469,000	$2.72
RSUs granted	10,315,608	$2.05
RSUs vested	(5,679,289)	$2.45
RSUs forfeited	(906,054)	$2.73
Unvested and Outstanding as of December 31, 2023	11,199,265	$2.24

Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Year Ended December 31,
	2023	2022	2021

Cost of revenue	$1,128	$1,376	$877
Research and development	4,734	4,268	2,798
Sales and marketing	3,187	3,711	2,173
General and administrative	20,931	14,290	11,217

Total expenses	$29,980	$23,645	$17,065

As of December 31, 2023, there were $28,713 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Rights Agreement

On August 7, 2022, the Board of Directors of the Company approved and declared a dividend distribution of one preferred stock purchase right (each, a “Right”) for each share of common stock of the Company outstanding at the close of business on August 22, 2022. The Rights expired in accordance with their terms on August 6, 2023.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 16: SELECTED STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2023	2022	2021

Financial income:

Interest income	$2,735	$962	$5
Foreign currency translation adjustments, net	2,169	—	—

	4,904	962	5
Financial expenses:

Bank fees	153	160	530
Remeasurement of warrants to fair value	—	—	15,046
Interest expense	3,178	2,301	2,979
Foreign currency translation adjustments, net	—	1,959	1,136
Other	373	790	420

	3,704	5,210	20,111

Financial expenses (income), net	$(1,200)	$4,248	$20,106

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, during the year ended December 31, 2023:

	Net Unrealized Income (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Income (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	230	(1,155)	(925)
Net realized losses reclassified from accumulated other comprehensive income	—	2,273	2,273
Other comprehensive income	230	1,118	1,348
Balance as of December 31, 2023	$49	$998	$1,047

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Income (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2021	$—	$—	$—
Other comprehensive loss before reclassifications	(181)	(1,643)	(1,824)
Net realized losses reclassified from accumulated other comprehensive income	—	1,523	1,523
Other comprehensive loss	(181)	(120)	(301)
Balance as of December 31, 2022	$(181)	$(120)	$(301)
There was no accumulated other comprehensive income (loss) activity during the year ended December 31, 2021.
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
During the year ended December 31, 2023, in connection with the 2023 Reorganization Plan, the Company recorded expenses of $973, all for one time employee termination benefits. The Company does not expect to incur additional costs related to the 2023 Reorganization Plan.
As of December 31, 2023, the Company has paid its full obligations regarding all restructuring activities and therefore there is no additional balance to be paid.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, such disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) On February 20, 2024, the Company and Ron Yekutiel, the Company’s Chairman, Chief Executive Officer and President, entered into amendments (each, an “Amendment” and collectively, the “Amendments”) to (i) the Employment Agreement, dated as of May 1, 2012, as amended, by and between Kaltura Ltd. and Mr. Yekutiel (the “Yekutiel Employment Agreement”), (ii) the Consulting Agreement, dated as of January 1, 2018, as amended, by and between the Company and Mr. Yekutiel (the “Yekutiel US Consulting Agreement”) and (iii) the Consulting Agreement, dated as of May 1, 2014, as amended, by and between Kaltura Europe Limited and Mr. Yekutiel (the “Yekutiel UK Consulting Agreement”).

Pursuant to the Amendments, under the Company’s 2024 Executive Compensation Plan, Mr. Yekutiel will receive up to 326,000 restricted stock units (the “MBO RSUs”) under the Company’s 2021 Incentive Award Plan (the “2021 Plan”), which shall vest in full based upon achievement of 100% of certain performance targets set forth in the 2024 Executive Compensation Plan, and be eligible to earn additional annual “stretch” bonuses of up to $220,500, which shall be paid in cash upon achievement of such performance targets above 100% attainment, subject to and in accordance with the satisfaction of the aforementioned performance targets. Following the end of the applicable year, the Compensation Committee of the Board of Directors of the Company will evaluate achievement of the performance targets and determine the number of MBO RSUs that will vest, and the amount of annual “stretch” bonuses that will be paid to Mr. Yekutiel.
Further, under the 2024 Executive Compensation Plan and the 2021 Plan, Mr. Yekutiel will be entitled to receive 2,746,000, restricted stock units (the “LTI RSUs”). The LTI RSUs vest in quarterly installments over a three-year period commencing as of January 1, 2024 with the first quarterly vesting date on March 1, 2024, subject to continued employment through the vesting date. In the event of a termination of service of Mr. Yekutiel without Cause or by Mr. Yekutiel for Good Reason (each as defined in the applicable award agreement) during the twelve (12) month period immediately following a Change in Control (as defined in the 2021 Plan), the LTI RSUs held by him will become vested in full on the date of such termination.
In addition, under the Amendment to the Yekutiel Employment Agreement, effective as of January 1, 2024, Mr. Yekutiel’s annual base salary shall be increased by NIS 110,670 to an aggregate amount of NIS 659,598.
The foregoing descriptions of the Amendments are not complete and are qualified in their entirety by reference to the full and complete terms contained in the respective Amendment, copies of which are filed as Exhibits 10.20, 10.21 and 10.22 respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.
(b) During the three months ended December 31, 2023, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Michal Tsur	Adopt	12/13/2023	Y		1,800,000.00	12/31/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Ron Yekutiel	51	Chairman, Chief Executive Officer, President and Director
Yaron Garmazi	59	Chief Financial Officer
Eynav Azaria	50	Chief Revenue Officer
Natan Israeli	52	Chief Customer Officer

Non-Employee Directors
Richard Levandov	69	Director
Shay David	51	Director
Ronen Faier	53	Director
Naama Halevi Davidov	52	Director
Eyal Manor	50	Director
Executive Officers
Ron Yekutiel is one of our co-founders and has served as our Chief Executive Officer and as Chairman of our board of directors since October 2006 and as President from January 15, 2024. Prior to Kaltura, Mr. Yekutiel co-founded VisualGate Systems Inc., a video surveillance company, in 2003, and co-founded and lead GPSoft Ltd and the Destinator business unit in Paradigm Advanced Technologies Inc., a GPS navigation and tracking company, in 2001. Mr. Yekutiel serves as a member of the board of directors of Kaltura Asia Pte Ltd., an affiliate of Kaltura, Inc., and as a member of the board of directors of various private companies. He received a Master of Business Administration with honors from the Wharton School of the University of Pennsylvania in 2005. Mr. Yekutiel was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and Chief Executive Officer, as well as his extensive experience with technology companies.
Yaron Garmazi has served as our Chief Financial Officer since May 2017. Prior to joining Kaltura, Mr. Garmazi served as the Chief Executive Officer of Milestone Sport Ltd., a sports technology company, from 2016 to 2017, and as the Chief Financial Officer of Kontera, an online advertising company, from 2007 to 2011. He is a Certified Public Accountant (ISR) and received a Bachelor of Arts in Accounting and Business Management from the Tel Aviv College of Management in 1993. Mr. Garmazi shall cease serving as Chief Financial Officer and an Executive Officer from February 29, 2024.
Eynav Azaria has served as our Chief Revenue Officer since August 2022 and as an executive officer since January 2024. Prior to that, Mr. Azaria served as Chief Executive Officer of Panorama Software Inc., a business intelligence software company, from 2004 to 2020. Before joining Panorama, Mr. Azaria was Chief Operating Officer for BrowseUp Ltd., and before that he served as campaign manager for the Israeli Labor Party and former prime minister, Mr. Ehud Barak. Mr. Azaria also served as the CEO of the International Center for Peace in the Middle East. Mr. Azaria is a member of the board of trustees of the Afeka Engineering College in Israel.
Natan Israeli has served as our Chief Customer Officer since November 2020 and as an executive officer since January 2024. Prior to joining Kaltura, throughout 2020 Mr. Israeli was the CEO for Ambar A.M. Enterprise Ltd., that was active in the Israeli energy and infrastructure industries. Prior to that Mr. Israeli served for three decades in the Israeli Air Force (IAF) as an officer and helicopter pilot. His last position was head of all IAF Human Resources from 2016 to 2020, in which capacity he was responsible for tens of thousands of people. Prior to that Mr. Israeli has hed various senior positions, including the IAF's CIO and head of its information systems from 2012 to 2014.

Non-Employee Directors
Richard Levandov has served as a member of our board of directors since 2007. Mr. Levandov has over 30 years of experience as a technology venture capitalist, operator and entrepreneur, most recently as a partner at Avalon Ventures from 2007 to date. Mr. Levandov is active in the Boston, New York City, San Francisco and Seattle venture and entrepreneurial communities. As a past judge on the MIT 100k business plan competition he remains very active in various organizations on both U.S. coasts, promoting the creation of new disruptive enterprises. He received a Bachelor of Science from Binghamton University in 1976. Mr. Levandov was selected to serve on our board of directors because of his extensive experience in the venture capital industry.
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
Ronen Faier has served on our board of directors since July 2021. Mr. Faier has served as the Chief Financial Officer of SolarEdge Technologies, Inc., an energy management company, since January 2011. Additionally, Mr. Faier has served as a director of Monday.com since 2021 and a director of Cato Networks since February 2023. Prior to his role at SolarEdge, Mr. Faier has served in various executive positions at publicly traded technology companies such as SanDisk Corporation, a semiconductor manufacturing company, Msystems Ltd., a semiconductor memory devices manufacturing company and VocalTec Communications, Inc., a telecom equipment provider. Mr. Faier is a Certified Public Accountant in Israel. He received a Master’s of Business Administration with honors from Tel Aviv University in 2000 and a Bachelor of Arts in Accounting and Economics from the Hebrew University of Jerusalem in 1996. Mr. Faier was selected to serve on our board of directors because of his extensive financial and public company experience.
Naama Halevi Davidov has served on our board of directors since July 2021. Dr. Halevi Davidov has been the Chief Financial Officer of XM Cyber Ltd., a global cybersecurity company, since May 2022. Prior to this role, Dr. Halevi Davidov served as a consultant to several technology companies including Simply Ltd. (formerly named JuyTunes), Gloat Ltd. and Healthy.IO. Dr. Halevi Davidov is also serving as a member of the board of directors of Kornit Digital Ltd. (NASDAQ KRNT) since August 2023 and Acteils Networks (NASDAQ ASNS) since May 2022. Dr. Halevi Davidov served as our Chief Financial Officer from November 2012 to August 2017. Dr. Halevi Davidov has also served on the board of our subsidiary, Kaltura Asia Pte Ltd. since February 2015. Dr. Halevi Davidov is a Certified Public Accountant in Israel. She received a Ph.D. in Strategy from Tel Aviv University in 2012, a Master’s in Business Administration from Tel Aviv University in 2002 and Bachelor of Arts in Accounting and Economics from Tel Aviv University in 2000. Dr. Halevi Davidov was selected to serve on our board of directors because of her extensive knowledge of and experience with corporate financial strategy.
Eyal Manor has served on our board of directors since January 2023. Mr. Manor has served as Chief Product & Engineering Officer at Twilio from 2021 to 2023, overseeing CPaaS and Segment's CDP. Prior to that, from 2016 to November 2021 Mr. Manor served as Vice President & General Manager at Google Cloud, where he led a portfolio of technologies, including Kubernetes, Serverless Developer Platforms, Marketplace, and other products. In his previous roles with Google, Mr. Manor was VP of Engineering at YouTube and spearheaded the development of advertising products. Before joining Google, Mr. Manor founded Voice and Video SaaS streaming startup and was in an IAF Research Group. Mr. Manor graduated from Tel Aviv University in 1994. Mr. Manor was selected to serve on our board of directors because of his vast experience \ building successful SaaS products and innovative platform technologies.
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
The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included under the headings “Executive Compensation” and, if applicable, “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Item 8 herein.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	7/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	7/23/2021
4.1	Specimen Stock Certificate of Kaltura, Inc,	S-1/A	333-253699	4.1	3/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	3/23/2021
4.3	Description of Capital Stock.	10-K	001-40644	4.4	2/25/2022
4.4	Rights Agreement, dated as of August 7, 2022, between Kaltura, Inc. and American Stock Transfer & Trust Company, LLC	8-K	001-40644	4.1	8/8/2022
10.1	Credit Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the several banks and other financial institutions or entities from time to time party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and SVB, as Administrative Agent.	S-1/A	333-253699	10.1	3/26/2021
10.2	First Amendment to Credit Agreement, dated as of June 29, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	S-1/A	333-253699	10.1	7/12/2021

10.3	Second Amendment to Credit Agreement, dated as of December 20, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-K	001-40644	10.3	2/25/2022
10.4	Third Amendment to Credit Agreement, dated as of April 19, 2022, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.1	11/08/2023
10.5	Fourth Amendment to Credit Agreement, dated as of May 23, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.2	11/08/2023
10.6	Fifth Amendment to Credit Agreement, dated as of December 21, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	8-K	001-40644	10.1	12/27/2023
10.7	Guarantee and Collateral Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the other Grantors referred to therein, and Silicon Valley Bank, as administrative agent.	S-1/A	333-253699	10.2	3/26/2021
10.8	Debenture, dated as of January 14, 2021, by and among Kaltura Europe Limited and Kaltura, Inc., as Original Chargors, and Silicon Valley Bank, as Administrative Agent, as supplemented.	S-1/A	333-253699	10.3	3/26/2021
10.9†	Kaltura, Inc. 2007 Israeli Share Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.4	3/23/2021
10.10†	Kaltura, Inc. 2007 Stock Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.5	3/23/2021
10.11†	Kaltura, Inc. 2017 Equity Incentive Plan and form of option agreements thereunder.	S-1/A	333-253699	10.6	3/23/2021
10.12†	Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.7	3/23/2021
10.13†	Form of Stock Option Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.8	3/23/2021
10.14†	Form of Restricted Stock Unit Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.9	3/23/2021

10.15†	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	8-K	001-40644	10.1	04/05/2022
10.16†	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	8-K	001-40644	10.2	04/05/2022
10.17†	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	8-K	001-40644	10.3	04/05/2022
10.20†#	Amendment to Employment Agreement, dated as of February 20, 2024, by and between Kaltura Ltd and Ron Yekutiel					*
10.21†#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Inc and Ron Yekutiel					*
10.22†#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Europe Limited and Ron Yekutiel					*
10.23†	Letter of Agreement with Yaron Garmazi, dated January 14, 2024.	8-K	001-40644	10.2	01/16/2024
10.24†	Incentive Award Cancellation Agreement with Yaron Garmazi, dated February 13, 2024					*
10.25†	Letter of Agreement with Michal Tsur dated January 14, 2024.					*
10.26†	Incentive Award Cancellation Agreement with Michal Tsur dated February 13, 2024					*
10.27†#	Employment Agreement, dated as of December 22, 2020, by and between Kaltura Ltd. and Eynav Azaria, as amended.					*
10.28†#	Employment Agreement, dated as of November 26, 2020, by and between Kaltura Ltd. and Natan Israeli as amended.					*
10.29†	Kaltura, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-253699	10.17	3/23/2021
10.30†	Form of RSU Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.20	02/25/2022
10.31†	Form of Stock Option Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.21	02/25/2022
10.32	Form of Indemnification Agreement between Kaltura, Inc. and its directors and officers.	S-1/A	333-253699	10.18	3/23/2021
21.1	List of Subsidiaries of Kaltura, Inc.	10-K	001-40644	21.1	02/25/2022
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
10.28

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

KALTURA, INC.

Date: February 22, 2024	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ron Yekutiel	Chairman, President and Chief Executive Officer and Director	February 22, 2024
Ron Yekutiel	(principal executive officer)
/s/ Yaron Garmazi	Chief Financial Officer	February 22, 2024
Yaron Garmazi	(principal financial officer and principal accounting officer)

/s/ Richard Levandov	Director	February 22, 2024
Richard Levandov

/s/ Shay David	Director	February 22, 2024
Shay David

/s/ Ronen Faier	Director	February 22, 2024
Ronen Faier

/s/ Naama Halevi Davidov	Director	February 22, 2024
Naama Halevi Davidov

/s/ Eyal Manor	Director	February 22, 2024
Eyal Manor