Form 10-Q
period 2024-03-31
KALTURA INC
filed 2024-05-08
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 1, 2024 was 146,911,185.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to the following:
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

•The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do, or can provide a bundled offering and solutions that might be more attractive to our customers enabling them to better compete with us, and as a result our business, financial condition and results of operations could be harmed;

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
and
•The other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,565	$36,684
Marketable securities	37,294	32,692
Trade receivables	17,837	23,312
Prepaid expenses and other current assets	8,298	8,410
Deferred contract acquisition and fulfillment costs, current	10,426	10,636

Total current assets	105,420	111,734

LONG-TERM ASSETS:
Marketable securities	4,904	5,844
Property and equipment, net	19,008	20,113
Other assets, noncurrent	2,879	3,100
Deferred contract acquisition and fulfillment costs, noncurrent	15,757	17,314
Operating lease right-of-use assets	13,468	13,872
Intangible assets, net	572	689
Goodwill	11,070	11,070

Total noncurrent assets	67,658	72,002

TOTAL ASSETS	$173,078	$183,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	2,066	1,612
Trade payables	8,069	3,629
Employees and payroll accruals	11,552	12,651
Accrued expenses and other current liabilities	18,922	17,279
Operating lease liabilities	2,413	2,374
Deferred revenue, current	53,913	62,364

Total current liabilities	96,935	99,909

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	203	369
Long-term loans, net of current portion	31,741	33,047
Operating lease liabilities, noncurrent	16,996	17,796
Other liabilities, noncurrent	2,067	2,295

Total long-term liabilities	51,007	53,507

TOTAL LIABILITIES	$147,942	$153,416

The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 154,031,496 and 150,274,107 shares issued as of March 31, 2024 and December 31, 2023, respectively; 146,346,306 and 142,588,917 outstanding as of March 31, 2024 and December 31, 2023, respectively	14	14
Treasury stock – 7,685,190 shares of common stock, $0.0001 par value per share, as of March 31, 2024 and December 31, 2023	(4,881)	(4,881)
Additional paid-in capital	478,292	471,635
Accumulated other comprehensive income	302	1,047
Accumulated deficit	(448,591)	(437,495)

Total stockholders' equity	25,136	30,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$173,078	$183,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription	$41,170	$40,392
Professional services	3,611	2,881

Total revenue	44,781	43,273

Cost of revenue:
Subscription	11,401	11,168
Professional services	4,772	4,819

Total cost of revenue	16,173	15,987

Gross profit	28,608	27,286

Operating expenses:

Research and development	12,005	14,130
Sales and marketing	11,812	12,071
General and administrative	12,082	12,100
Restructuring	—	945

Total operating expenses	35,899	39,246

Operating loss	7,291	11,960

Financial expenses (income), net	1,497	(1,785)

Loss before provision for income taxes	8,788	10,175

Provision for income taxes	2,308	2,620

Net loss	11,096	12,795

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.09

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,253,660	135,087,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$11,096	$12,795
Other comprehensive income (loss), net of tax:
Net unrealized losses on cash flow hedges	(673)	(361)
Net unrealized gains (losses) on available-for-sale marketable securities	(72)	109
Other comprehensive losses	(745)	(252)
Comprehensive loss	$11,841	$13,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2024	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320

Stock-based compensation	—	—	—	—	6,583	—	—	6,583
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,757,389	—	—	—	74	—	—	74
Other comprehensive loss, net of tax	—	—	—	—	—	(745)	—	(745)
Net loss	—	—	—	—	—	—	(11,096)	(11,096)

Balance as of March 31, 2024	146,346,306	$14	7,685,190	$(4,881)	$478,292	$302	$(448,591)	$25,136

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	134,564,429	$13	7,685,190	$(4,881)	$439,644	(301)	$(391,129)	$43,346

Stock-based compensation	—	—	—	—	7,291	—	—	7,291
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,130,825	—	—	—	381	—	—	381
Other comprehensive loss, net of tax	—	—	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	—	—	(12,795)	(12,795)

Balance as of March 31, 2023	135,695,254	$13	7,685,190	$(4,881)	$447,316	$(553)	$(403,924)	$37,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:

Net loss	$(11,096)	$(12,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,305	1,009
Stock-based compensation expenses	6,529	7,159
Amortization of deferred contract acquisition and fulfillment costs	2,888	2,970
Non-cash interest expenses (income), net	(286)	(224)
Gain on foreign exchange	(325)	(195)
Changes in operating assets and liabilities:
Decrease in trade receivables	5,475	10,553
Increase in prepaid expenses and other current assets and other assets, noncurrent	(560)	(764)
Increase in deferred contract acquisition and fulfillment costs	(1,067)	(1,642)
Increase (decrease) in trade payables	4,447	(1,450)
Increase (decrease) in accrued expenses and other current liabilities	1,654	(37)
Decrease in employees and payroll accruals	(1,099)	(2,405)
Increase (decrease) in other liabilities, noncurrent	(36)	406
Decrease in deferred revenue	(8,617)	(9,595)
Operating lease right-of-use assets and lease liabilities, net	(358)	(422)

Net cash used in operating activities	(1,146)	(7,432)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(15,424)	(2,924)
Proceeds from maturities of available-for-sale marketable securities	12,000	9,236
Purchases of property and equipment	(93)	(852)
Capitalized internal-use software	—	(380)

Net cash provided by (used in) investing activities	(3,517)	5,080

Cash flows from financing activities:

Repayment of long-term loans	(875)	(1,500)
Proceeds from exercise of stock options	104	578
Payment of debt issuance costs	(10)	—

Net cash used in financing activities	(781)	(922)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	325	195

Net decrease in cash, cash equivalents and restricted cash	(5,119)	(3,079)
Cash, cash equivalents and restricted cash at the beginning of the period	36,784	45,833
Cash, cash equivalents and restricted cash at the end of the period	$31,665	$42,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2024	2023

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, and internal-use software in credit	$36	$262

Capitalized stock-based compensation cost	$104	$132

Pending proceeds from option exercises	$47	$30

Lease incentive recognized as leasehold improvements	$—	$2,922

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$408	$1,151

Cash paid for interest	$694	$749

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$31,565	$41,576
Restricted cash included in other assets, noncurrent	100	1,178

Total cash, cash equivalents, and restricted cash	$31,665	$42,754

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
The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended March 31,
	2024	2023

Customer A (Media & Telecom)	10.62%	10.70%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024. There have been no significant changes to these policies during the three months ended March 31, 2024 except as noted below.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended March 31, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$30,655	94.5%	$10,515	85.2%
Professional services	1,785	5.5%	1,826	14.8%

	$32,440	100%	$12,341	100%

	Three Months Ended March 31, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$29,874	95.4%	$10,518	88.1%
Professional services	1,456	4.6%	1,425	11.9%

	$31,330	100%	$11,943	100%

The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,306	52.0%	$23,058	53.3%
Europe, the Middle East and Africa ("EMEA")	17,520	39.1%	15,923	36.8%
Other	3,955	8.9%	4,292	9.9%

	$44,781	100%	$43,273	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $165,224, which consists of both billed consideration in the amount of $54,116 and unbilled consideration in the amount of $111,108 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 57% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended March 31,
	2024	2023

Beginning balance	$24,210	$26,928
Additions to deferred contract acquisition costs during the period	1,170	1,741
Amortization of deferred contract acquisition costs	(2,520)	(2,523)

Ending balance	22,860	26,146

Deferred contract acquisition costs, current	9,021	8,934
Deferred contract acquisition costs, noncurrent	13,839	17,212

Total deferred costs to obtain a contract	$22,860	$26,146

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended March 31,
	2024	2023

Beginning balance	$3,740	$5,522
Additions to deferred costs to fulfill a contract during the period	—	—
Amortization of deferred costs to fulfill a contract	(417)	(447)

Ending balance	3,323	5,075

Deferred fulfillment costs, current	1,405	1,751
Deferred fulfillment costs, noncurrent	1,918	3,324

Total deferred costs to fulfill a contract	$3,323	$5,075

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$8,384	$3	$(2)	$8,385
U.S. Treasury	14,690	4	(13)	14,681
Commercial paper	6,924	—	(3)	6,921
Agency bonds	7,312	3	(8)	7,307
	37,310	10	(26)	37,294

Available-for-sale – matures after one year:
Corporate bonds	1,962	1	(2)	1,961
U.S. Treasury	2,948	1	(6)	2,943
	4,910	2	(8)	4,904

Total	$42,220	$12	$(34)	$42,198

	December 31, 2023
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$6,985	$4	$—	$6,989
U.S. Treasury	8,795	17	—	8,812
Commercial paper	8,855	—	(5)	8,850
Agency bonds	8,037	9	(5)	8,041
	32,672	30	(10)	32,692

Available-for-sale – matures after one year:
Corporate bonds	2,944	14	—	2,958
U.S. Treasury	2,869	17	—	2,886
	5,813	31	—	5,844

Total	$38,485	$61	$(10)	$38,536
As of March 31, 2024 and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 5: FAIR VALUE MEASUREMENTS
In accordance with ASC 820, the Company measures its cash equivalents and marketable securities at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2 because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments.. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	March 31, 2024	December 31, 2023

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$15,462	$18,745

Short-term marketable securities:
Corporate bonds	Level 2	$8,385	$6,989
U.S. Treasury	Level 2	$14,681	$8,812
Commercial paper	Level 2	$6,921	$8,850
Agency bonds	Level 2	$7,307	$8,041

Long-term marketable securities:
Corporate bonds	Level 2	$1,961	$2,958
U.S. Treasury	Level 2	$2,943	$2,886
Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,397	$3,397
Options and forward contracts designated as hedging instruments	Level 2	$344	$998

Other assets, noncurrent:
Restricted bank deposit		$1,010	$1,025

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$19	$—

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $18,215 and $15,093 as of March 31, 2024, and December 31, 2023, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $344 and $998, and a liability of $19 and $0 as of March 31, 2024 and December 31, 2023, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Gain of $666 and loss of $504 were reclassified from accumulated other comprehensive income during the three months ended March 31, 2024 and 2023, respectively. Such gain and loss were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023 were as follows:

Condensed Statement of Operations Location:	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cost of revenue	$(101)	$70
Research and development	$(343)	$252
Sales and marketing	$(87)	$58
General and administrative	$(135)	$96
Restructuring	$—	$28

Total	$(666)	$504
NOTE 7: LEASES
The Company leases its office facilities under agreements that expire at various dates through July 2032.
Components of operating lease expense were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operating lease cost	$684	$761
Short-term lease cost	—	154
Variable lease cost	34	9

Total	$718	$924

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cash paid for operating leases	$387	$579
As of March 31, 2024, the weighted-average discount rate is 4.7% and the weighted-average remaining term is 7.9 years. Maturities of the Company’s operating lease liabilities as of March 31, 2024 were as follows:

Year Ending December 31,

2024 (Remainder)	2,327
2025	3,086
2026	3,148
2027	2,715
2028	2,336
2029	2,336
2030 and thereafter	6,618
Total operating lease payments	22,566
Less: imputed interest	3,157
Total operating lease liabilities	$19,409
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026.
The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of March 31, 2024:

Year Ending March 31,

2024 (Remainder)	24,132
2025	27,334
2026	28,557
Total purchase commitment	$80,023
During the three months ended March 31, 2024, the Company has accelerated expenses in the amount of $1,312 related to its minimum commitment with one of its cloud hosting service due to the Company's decision not to utilize the provider's cloud service. Such expenses were recorded under general and administrative expenses in the consolidated statement of operations.

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
NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023

Prepaid expenses	$3,682	$2,656
Government institutions	57	—
Derivative instrument	344	998
Restricted bank deposits	3,397	3,397
Other current assets	818	1,359

	$8,298	$8,410
Property and Equipment, net
Composition of property and equipment is as follows:

	March 31, 2024	December 31, 2023
Cost:
Computers and peripheral equipment	$3,862	$3,802
Office furniture and equipment	2,183	2,183
Leasehold improvements	7,286	7,267
Finance leases of computers and peripheral equipment	254	253
Internal use software	13,755	13,755

	27,340	27,260

Accumulated depreciation	(8,332)	(7,147)

Depreciated cost	$19,008	$20,113

Depreciation expenses for the three months ended March 31, 2024 and 2023 were $1,188 and $842, respectively.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Other assets, noncurrent

	March 31, 2024	December 31, 2023

Restricted cash	$100	$100
Severance pay fund	1,494	1,685
Restricted deposit	1,010	1,025
Other	275	290

	$2,879	$3,100

Accrued expenses and other current liabilities

	March 31, 2024	December 31, 2023

Accrued expenses	$4,860	$4,353
Accrued taxes	13,046	11,755
Derivative instruments	19	—
Other current liabilities	997	1,171

	$18,922	$17,279

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	1.00	$4,700	$4,700
Customer relationship	3.00	2,419	2,419

		7,119	7,119
Accumulated amortization and impairments:
Technology		(4,282)	(4,177)
Customer relationship		(2,265)	(2,253)

		(6,547)	(6,430)

Intangible assets, net		$572	$689

During the three months ended March 31, 2024, and 2023, the Company recorded amortization expenses in the amount of $117 and $167, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of March 31, 2024, is as follows:

March 31,

2024 (Remainder)	359
2025	149
2026	52
2027	12

$572

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $2,308 and $2,620 for the three months ended March 31, 2024, and 2023, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings in our foreign jurisdictions.
The Company’s effective tax rates of (26)% and (26)% for the three months ended March 31, 2024 and 2023, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and the foreign countries in which we operate.
The Company has a full valuation allowance on its net deferred tax assets. The residual deferred tax liability is from indefinite life goodwill intangibles and include under other liabilities, noncurrent in the balance sheet. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss	$11,096	$12,795
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,253,660	135,087,949

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.09

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2024	2023

Outstanding stock options and RSUs	39,704,374	39,387,789

Total	39,704,374	39,387,789
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The Company organizes its operations in two segments: Enterprise, Education and Technology and Media and Telecom. The Enterprise, Education and Technology segment represents products related to industry solutions predominantly for education customers, and media services (except for Media and Telecom customers). The Media and Telecom segment primarily represents TV solutions that are sold to media and telecom operators and mass broadcasting and entertainment.
The measurement of the reportable operating segments is based on the same accounting principles applied in these financial statements, which includes certain corporate overhead allocations.

	Three Months Ended March 31, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$32,440	$12,341	$44,781

Gross profit	$23,556	$5,052	$28,608

Operating expenses			35,899
Financial expenses, net			1,497
Provision for income taxes			2,308

Net loss			$11,096

	Three Months Ended March 31, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$31,330	$11,943	$43,273

Gross profit	$22,789	$4,497	$27,286

Operating expenses			39,246
Financial income, net			(1,785)
Provision for income taxes			2,620

Net loss			$12,795

Geographical information
See Note 3 for disaggregated revenue by geographic region.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

NOTE 14: LONG-TERM LOAN
In January 2021, the Company refinanced all amounts outstanding under the then-existing loan agreements, terminated all outstanding commitments, and entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which subsequently and has been amended according to the Company's needs and other developments.
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
In December 2023, the Company entered into a new amendment to the then-existing Credit Agreement (the “Fifth Amendment”), which provides for a new term loan facility in the aggregate principal amount of $35,000, while the commitments under the Revolving Credit Facility decreased to $25,000.
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.95%, consisting of 5.35% (the 3-month SOFR rate as of March 28, 2024), 0.10% credit spread adjustment and the margin of 2.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024) through September 30, 2024, (ii) $656 for installments payable on December 31, 2024 through September 30, 2025, and (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain financial covenants as defined therein. As of March 31, 2024, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2024 (Remainder)	1,531
2025	3,281
2026	29,313

$34,125
The carrying amounts of the loans approximate their fair value.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 15: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2024, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 7,129,446 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2024	22,933,058	$4.99	6.29	$5,378

Granted	—	$—
Exercised	(314,671)	$0.23		$364
Forfeited	(1,259,486)	$12.40

Outstanding as of March 31, 2024	21,358,901	$4.63	5.87	$1,899

Exercisable options at end of the period	17,091,719	$3.01	5.63	$1,899

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the three months ended March 31, 2024:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	11,199,265	$2.24
RSUs granted	11,067,000	$1.51
RSUs vested	(3,442,718)	$2.13
RSUs forfeited	(478,074)	$2.22
Unvested and Outstanding as of March 31, 2024	18,345,473	$1.82

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$285	$264
Research and development	1,172	1,145
Sales and marketing	770	772
General and administrative	4,302	4,978

Total expenses	$6,529	$7,159

As of March 31, 2024, there was $35,927 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

March 31, 2024
Outstanding options	21,358,901
Outstanding RSUs	18,345,473
Shares reserved under 2021 Plan	1,321,143

Total	41,025,517

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended March 31,
	2024	2023

Financial income:

Interest income	$818	$538
Foreign currency translation adjustments, net	—	2,237

	818	2,775
Financial expenses:

Foreign currency translation adjustments, net	1,565	—
Bank fees	33	34
Interest expense	704	803
Other	13	153

	2,315	990

Financial expenses (income), net	$1,497	$(1,785)
NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the three months ended March 31, 2024 and 2023:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023	$49	$998	$1,047
Other comprehensive loss before reclassifications	$(72)	$(7)	$(79)
Net realized gains reclassified from accumulated other comprehensive income	$—	$(666)	$(666)
Other comprehensive loss	$(72)	$(673)	$(745)
Balance as of March 31, 2024	$(23)	$325	$302

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	109	$(866)	$(757)
Net realized losses reclassified from accumulated other comprehensive income	—	$505	$505
Other comprehensive income (loss)	109	$(361)	$(252)
Balance as of March 31, 2023	$(72)	$(481)	$(553)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 (the "2023 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our 2023 10-K and elsewhere in this Quarterly Report on Form 10-Q.
Overview
Our mission is to power any video experience, for any organization. Our Video Experience Cloud powers live, real-time, and on-demand video for webinars, events, virtual classrooms, and video sites. We also offer robust Application Programming Interfaces ("APIs") and industry solutions predominantly for education and media and telecom. Our Video Experience Cloud is used by leading brands across all industries, reaching millions of users, at home, at school and at work, for communication, collaboration, marketing, sales, customer care, learning, and entertainment experiences. With our flexible offerings, customers can experience the benefits of video across a wide range of use cases, while customizing their deployments to meet their individual, dynamic needs.
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
•Media & Telecom: Includes revenue from our TV Solution and Media Services for media and telecom customers, as well as associated professional services for those offerings. Revenues are generated on a per end-subscriber basis for telecom customers, and on a per video play basis for media customers. Contracts are generally two to five years in length. Billing is generally done on a quarterly or annual basis. It generally takes from six to twelve months to implement M&T offerings. The upfront resources required for implementation of our Media & Telecom solutions generally exceed those of our other offerings, resulting in a longer period from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our gross margin.
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue
Enterprise, Education & Technology	$32,440	$31,330
Media & Telecom	12,341	11,943
Total Revenue	$44,781	$43,273
Gross Profit
Enterprise, Education & Technology	23,556	22,789
Media & Telecom	5,052	4,497
Total Gross Profit	$28,608	$27,286

We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended March 31, 2024 and 2023, our Net Dollar Retention Rate was 98% and 103%, respectively. We grew our Annualized Recurring Revenue (as defined below), by 2% in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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

Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended March 31, 2024, our Net Dollar Retention Rate was 98%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Annualized Recurring Revenue	$162,713	$159,582
Net Dollar Retention Rate	98%	103% (a)
Remaining Performance Obligations	$165,224	$167,425
(a)The Net Dollar Retention Rate for the three months ended March 31, 2023 reflects a clarifying change to the calculation, to treat VARs (as defined below) and the customers they manage as a single customer, which has resulted in an adjustment of 1 percentage point to the reported Net Dollar Retention Rate for such period.
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
We consider subdivisions of the same legal entity (for example, divisions of a parent company or separate campuses that are part of the same state university system) as well as Value-add Resellers (“VARs”) (meaning resellers that directly manage the relationship with the customer) and the customers they manage, to be a single customer for purposes of calculating our Net Dollar Retention Rate. Our calculation of Net Dollar Retention Rate for any fiscal period includes the positive recognized recurring revenue impacts of selling new services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our Net Dollar Retention Rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our calculation of Net Dollar Retention Rate may differ from similarly titled metrics presented by other companies.
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of March 31, 2024, our Remaining Performance Obligations was $165.2 million, which consists of both billed consideration in the amount of $54.1 million and unbilled consideration in the amount of $111.1 million that we expect to invoice and recognize in future periods. We expect to recognize 57% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder thereafter, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, facility exit and transition costs, restructuring charges and war-related expenses.
EBITDA and Adjusted EBITDA are supplemental measure of our performance, are not defined by or presented in accordance with GAAP, and should not be considered in isolation or as an alternative to net profit (loss) or any other performance measure prepared in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe that they provides useful supplemental information to investors and analysts regarding our operating performance and are frequently used by these parties in evaluating companies in our industry. By presenting EBITDA and Adjusted EBITDA, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Additionally, our management uses Adjusted EBITDA as a supplemental measure of our performance because it assists us in comparing the operating performance of our business on a consistent basis between periods, as described above.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(11,096)	$(12,795)
Financial income, net (a)	1,497	(1,785)
Provision for income taxes	2,308	2,620
Depreciation and amortization	1,305	1,009
EBITDA	(5,986)	(10,951)
Non-cash stock-based compensation expense	6,529	7,159
Facility exit and transition costs (b)	—	154
Restructuring (c)	—	945
War related costs (d)	21	—
Adjusted EBITDA	$564	$(2,693)

(a)The three months ended March 31, 2024 and 2023, include $704 and $803 respectively, of interest expenses.
(b)Facility exit and transition costs for the three months ended March 31, 2023 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(c)The three months ended March 31, 2023 includes employee termination benefits incurred in connection with the 2023 Reorganization Plan.

(d)The three months ended March 31, 2024 includes costs related to conflicts in Israel, attributable to temporary relocation of key employees from Israel for business continuity purposes, purchase of emergency equipment for key employees for business continuity purposes, and charitable donation to communities directly impacted by the war.

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
Cost of revenue increased in absolute dollars from the three months ended March 31, 2023 to the three months ended March 31, 2024. For the three months ended March 31, 2023 and 2024, our cost of revenue was $15,987 and $16,173, respectively.

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
For the three months ended March 31, 2024 and 2023, our gross margins were 64% (72% for subscriptions and (32)% for professional services) and 63% (72% for subscriptions and (67)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended March 31, 2024 and 2023 were 73% (79% for subscriptions and (35)% for professional services) and 73% (78% for subscriptions and (40)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended March 31, 2024 and 2023 were 41% (53% for subscriptions and (29)% for professional services) and 38% (56% for subscriptions and (95)% for professional services), respectively.
Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. We expect our research and development expenses generally to remain constant as a percentage of revenue for the near and medium-term, as we continue to dedicate substantial resources to develop, improve, and expand the functionality of our solutions. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. We expect our general and administrative expenses to be relatively stable both on an absolute dollar basis and as a percentage of revenue for the near and medium-term.

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

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$32,440	$31,330	$1,110	4%
Media & Telecom	12,341	11,943	398	3%
Total revenue	44,781	43,273	1,508	3%
Cost of revenue	16,173	15,987	186	1%
Total gross profit	28,608	27,286	1,322	5%
Operating expenses:
Research and development expenses	12,005	14,130	(2,125)	(15)%
Sales and marketing expenses	11,812	12,071	(259)	(2)%
General and administrative expenses	12,082	12,100	(18)	0%
Restructuring	—	945	(945)
Total operating expenses	35,899	39,246	(3,347)	(9)%
Loss from operations	7,291	11,960	(4,669)	(39)%
Financial expenses (income), net	1,497	(1,785)	3,282	(184)%
Loss before provision for income taxes	8,788	10,175	(1,387)	(14)%
Provision for income taxes	2,308	2,620	(312)	(12)%
Net loss	$11,096	$12,795	$(1,699)	(13)%

Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (72% and 72% of revenue for the three months ended March 31, 2024 and 2023, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (28% and 28% of revenue for the three months ended March 31, 2024 and 2023, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.
Comparison of the three months ended March 31, 2024 and 2023
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$30,655	$29,874	$781	3%
Professional services revenue	1,785	1,456	329	23%
Total Enterprise, Education & Technology revenue	$32,440	$31,330	$1,110	4%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$24,185	$23,373	$812	3%
Professional services gross loss	(629)	(584)	(45)	8%
Total Enterprise, Education & Technology gross profit	$23,556	$22,789	$767	3%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $1.1 million, or 4%, to $32.4 million for the three months ended March 31, 2024, from $31.3 million for the three months ended March 31, 2023. This increase was due to a $1.5 million increase in revenue from new customers, partially offset by a $0.4 million decrease in revenue from existing customers.
EE&T subscription revenue increased by $0.8 million, or 3%, to $30.7 million for the three months ended March 31, 2024, from $29.9 million for the three months ended March 31, 2023.
EE&T professional services revenue increased by $0.3 million, or 23%, to $1.8 million for the three months ended March 31, 2024, from $1.5 million for the three months ended March 31, 2023.
Enterprise, Education & Technology Gross Profit
Total EE&T gross profit increased by $0.8 million, or 3%, to $23.6 million for the three months ended March 31, 2024, from $22.8 million for the three months ended March 31, 2023. This increase was mainly due to a $1.1 million increase in revenue.
EE&T subscription gross profit increased by $0.8 million, or 3%, to $24.2 million for the three months ended March 31, 2024, from $23.4 million for the three months ended March 31, 2023.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$10,515	$10,518	$(3)	0%
Professional services revenue	1,826	1,425	401	28%
Total Media & Telecom revenue	$12,341	$11,943	$398	3%

Media & Telecom gross profit:
Subscription gross profit	$5,584	$5,852	$(268)	(5)%
Professional services gross loss	(532)	(1,355)	823	61%
Total Media & Telecom gross profit	$5,052	$4,497	$555	12%
Media & Telecom Revenue
M&T revenue increased by $0.4 million, or 3%, to $12.3 million for the three months ended March 31, 2024, from $11.9 million for the three months ended March 31, 2023. The increase is mainly attributable to a revenue increase from existing customers.
M&T professional services revenue increased by $0.4 million, or 28%, to $1.8 million for the three months ended March 31, 2024, from $1.4 million for the three months ended March 31, 2023.
Media & Telecom Gross Profit
Total M&T gross profit increased by $0.6 million, or 12%, to $5.1 million for the three months ended March 31, 2024, from $4.5 million for the three months ended March 31, 2023. This increase was mainly due to a revenue increase of $0.4 million.
M&T professional services gross loss decreased by $0.8 million, or 61%, to $0.5 million for the three months ended March 31, 2024, from $1.4 million for the three months ended March 31, 2023.
Operating Expenses
Research and Development expenses

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,277	$10,152	$(1,875)	(18)%
Subcontractors and consultants	1,767	1,551	216	14%
IT related	1,260	1,715	(455)	(27)%
Other	701	712	(11)	(2)%
Total research and development expenses	$12,005	$14,130	$(2,125)	(15)%

Research and development expenses decreased by $2.1 million, or 15%, to $12.0 million for the three months ended March 31, 2024, from $14.1 million for the three months ended March 31, 2023. The decrease was primarily due to a $1.9 million decrease in compensation expenses, which mainly related to lower headcount, and a $0.5 million decrease in IT related expenses, partially offset by a $0.2 million increase in subcontractors and consultants expenses as a result of outsourcing part of the efforts related to specific projects.
Sales and Marketing expenses

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,702	$10,134	$(432)	(4)%
Marketing expenses	700	625	75	12%
Travel and entertainment	255	381	(126)	(33)%
Other	1,155	931	224	24%
Total sales and marketing expenses	$11,812	$12,071	$(259)	(2)%

Sales and marketing expenses decreased by $0.3 million, or 2%, to $11.8 million for the three months ended March 31, 2024, from $12.1 million for the three months ended March 31, 2023. The decrease was primarily due to a $0.4 million decrease in compensation related to lower headcount partially offset by a $0.1 million increase related to marketing expenses, and a $0.1 million increase in amortization of deferred commission expenses driven by accumulated higher bookings from previous years being amortized in 2024.
General and Administrative expenses

	Three Months Ended March 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,055	$9,038	$(983)	(11)%
Professional fees and insurance	983	1,110	(127)	(11)%
Subcontractors and consultants	194	365	(171)	(47)%
Travel and entertainment	202	153	49	32%
Unused cloud hosting commitment expense	1,312	—	1,312
Other	1,336	1,434	(98)	-7%
Total general and administrative expenses	$12,082	$12,100	$(18)	0%

General and administrative expenses slightly decreased to $12.1 million for the three months ended March 31, 2024, from $12.1 million for the three months ended March 31, 2023. The decrease was primarily due to a $1.0 million decrease in compensation expenses, mainly attributed to reduced stock-based compensation costs arising from executive departures, a $0.1 million decrease in professional fees and insurance and a $0.2 million decrease in subcontractors and consultants expenses, partially offset by $1.3 million one-time expense associated with terminating commitments with a cloud hosting service provider.
Financial Expenses (Income), net
Financial income, net increased by $3.3 million, or 184%, to $1.5 million income for the three months ended March 31, 2024, from $1.8 million income for the three months ended March 31, 2023. The increase was primarily due to exchange rate differences.

Provision for Income Taxes
Provision for income taxes decreased by $0.3 million, or 12%, to $2.3 million for the three months ended March 31, 2024, from $2.6 million for the three months ended March 31, 2023, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of March 31, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” of our 2023 10-K, and “—Key Factors Affecting Our Performance.” above. In addition, our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.95%, consisting of 5.35% (the 3-month SOFR rate as of March 28, 2024), 0.10% credit spread adjustment and the margin of 2.50%.
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

The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of March 31, 2024.
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
As of March 31, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of March 31, 2024, we had approximately $34.1 million of borrowings outstanding under the Term Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Net cash used in operating activities	$(1,146)	$(7,432)
Net cash provided by (used in) investing activities	(3,517)	5,080
Net cash used in financing activities	(781)	(922)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	325	195
Net decrease in cash, cash equivalents, and restricted cash	(5,119)	(3,079)
Cash, cash equivalents, and restricted cash at beginning of period	36,784	45,833
Cash, cash equivalents and restricted cash at end of period	$31,665	$42,754

Operating Activities
Net cash flows used in operating activities decreased by $6.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Net cash used in operating activities of $1.1 million for three months ended March 31, 2024 was primarily due to $11.1 million incremental net loss, adjusted for non-cash charges of $10.4 million, and net cash outflows of $0.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.3 million, stock-based compensation expenses of $6.5 million, amortization of deferred contract acquisitions and fulfillment costs of $2.9 million partially offset by non-cash interest income, net of $0.3 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $8.6 million, increase in deferred contract acquisition and fulfillment cost of $1.1 million, an increase of $0.6 million in prepaid expenses and other current assets and other assets and net change in operating lease right of use assets and lease liabilities of $0.4 million, partially offset by increase in trade payables of $4.4 million, a decrease in trade receivables of $5.5 million and an aggregate increase in employees accruals, and accrued expenses and other liabilities of $0.6 million.

Net cash used in operating activities of $7.4 million for the three months ended March 31, 2023, was primarily due to $12.8 million incremental net loss, adjusted for non-cash charges of $10.9 million, and net cash outflows of $5.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.0 million, stock-based compensation expenses of $7.2 million, amortization of deferred contract acquisitions and fulfillment costs of $3.0 million partially offset by non-cash interest income, net of $0.2 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $9.6 million, increase in deferred contract acquisition and fulfillment cost of $1.6 million, decrease in trade payables of $1.5 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $2.4 million, an increase of $0.8 million in prepaid expenses and other current assets and other assets, noncurrent and net change in operating lease right of use assets and lease liabilities of $0.4 million, partially offset by a decrease in trade receivables of $10.6 million.
Investing Activities
Net cash flows used in investing activities increased by $8.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Net cash used in investing activities of $3.5 million for the three months ended March 31, 2024 was related mainly to purchases of marketable securities of $15.4 million, and $0.1 million of capital expenditures, partially offset by proceeds from maturities of marketable securities of $12.0 million.
Net cash provided by investing activities of $5.1 million for the three months ended March 31, 2023 was related to proceeds from maturities of marketable securities of $9.2 million, offset by purchases of marketable securities of $2.9 million, $0.4 million of capitalized internal use software and $0.9 million of capital expenditures.
Financing Activities
Net cash flows used in financing activities decreased by $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Net cash used in financing activities of $0.8 million for the three months ended March 31, 2024 was primarily due to repayment of long-term loans of $0.9 million, offset by $0.1 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $0.9 million for the three months ended March 31, 2023 was primarily due to repayment of long-term loans of $1.5 million, offset by $0.6 million due to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2024 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2023 10-K. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2023 10-K. There have been no significant changes to these policies and estimates during the three months ended March 31, 2024.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three months ended March 31, 2024, of $0.6 million due to NIS (after considering cash-flow hedges) and $1.0 million due to Euros.
Interest Rate Risk
As of March 31, 2024, we had outstanding floating rate debt obligations of $33.8 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million for the three months ended March 31, 2024.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. Other than as reported in Part I, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2023 10-K, there has been no material change in the expected use of the net proceeds from our IPO as described in the Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2024, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date	Total Shares to be Sold		End / Termination Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eynav Azaria	Adopt	28-Feb-24	845,969	—	30-May-25
Natan Israeli	Adopt	11-Mar-24	429,732	—	5-Mar-25
Shay David	Terminate	8-Aug-23	294,018	—	4-Mar-24

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended	S-1/A	333-253699	4.2	3/23/2021
10.1#	Amendment to Employment Agreement, dated as of February 20, 2024, by and between Kaltura Ltd and Ron Yekutiel	10-K	001-40644	10.20	02/22/2024
10.2#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Inc and Ron Yekutiel	10-K	001-40644	10.21	02/22/2024

10.3#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Europe Limited and Ron Yekutiel	10-K	001-40644	10.22	02/22/2024
10.4	Letter of Agreement with Yaron Garmazi, dated January 14, 2024.	8-K	001-40644	10.2	01/16/2024
10.5	Incentive Award Cancellation Agreement with Yaron Garmazi, dated February 13, 2024	10-K	001-40644	10.24	02/22/2024
10.6	Letter of Agreement with Michal Tsur dated January 14, 2024.	10-K	001-40644	10.25	02/22/2024
10.7	Incentive Award Cancellation Agreement with Michal Tsur dated February 13, 2024	10-K	001-40644	10.26	02/22/2024
10.8	Offer Letter for John Doherty, dated January 15, 2024.	8-K	001-40644	10.1	01/16/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

KALTURA, INC.

Date: May 8, 2024	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ John Doherty
John Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)