Form 10-Q
period 2024-06-30
KALTURA INC
filed 2024-08-08
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 1, 2024 was 148,992,942

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy and plans, and market growth.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,268	$36,684
Marketable securities	34,035	32,692
Trade receivables	22,116	23,312
Prepaid expenses and other current assets	7,522	8,410
Deferred contract acquisition and fulfillment costs, current	10,384	10,636

Total current assets	108,325	111,734

LONG-TERM ASSETS:
Marketable securities	2,953	5,844
Property and equipment, net	18,068	20,113
Other assets, noncurrent	2,843	3,100
Deferred contract acquisition and fulfillment costs, noncurrent	14,526	17,314
Operating lease right-of-use assets	13,067	13,872
Intangible assets, net	452	689
Goodwill	11,070	11,070

Total noncurrent assets	62,979	72,002

TOTAL ASSETS	$171,304	$183,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$2,280	$1,612
Trade payables	7,052	3,629
Employees and payroll accruals	11,748	12,651
Accrued expenses and other current liabilities	19,552	17,279
Operating lease liabilities, current	2,402	2,374
Deferred revenue, current	55,458	62,364

Total current liabilities	98,492	99,909

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	80	369
Long-term loans, net of current portion	31,110	33,047
Operating lease liabilities, noncurrent	16,081	17,796
Other liabilities, noncurrent	2,064	2,295

Total long-term liabilities	49,335	53,507

TOTAL LIABILITIES	$147,827	$153,416
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 156,956,711 and 150,274,107 shares issued as of June 30, 2024 and December 31, 2023, respectively; 149,204,916 and 142,588,917 outstanding as of June 30, 2024 and December 31, 2023, respectively	15	14
Treasury stock – 7,751,795 and 7,685,190 shares of common stock, $0.0001 par value per share, as of June 30, 2024 and December 31, 2023, respectively	(4,966)	(4,881)
Additional paid-in capital	487,406	471,635
Accumulated other comprehensive (loss) income	(383)	1,047
Accumulated deficit	(458,595)	(437,495)

Total stockholders' equity	23,477	30,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$171,304	$183,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Subscription	$41,014	$40,724	$82,184	$81,116
Professional services	3,018	3,156	6,629	6,037

Total revenue	44,032	43,880	88,813	87,153

Cost of revenue:
Subscription	10,861	10,935	22,262	22,103
Professional services	4,495	4,343	9,267	9,162

Total cost of revenue	15,356	15,278	31,529	31,265

Gross profit	28,676	28,602	57,284	55,888

Operating expenses:

Research and development	12,029	12,975	24,034	27,105
Sales and marketing	11,780	12,734	23,592	24,805
General and administrative	13,417	12,431	25,498	24,531
Restructuring	—	23	—	968

Total operating expenses	37,226	38,163	73,124	77,409

Operating loss	8,550	9,561	15,840	21,521

Financial expense (income), net	(1,010)	(1,166)	488	(2,951)

Loss before provision for income taxes	7,540	8,395	16,328	18,570

Provision for income taxes	2,464	2,383	4,772	5,003

Net loss	10,004	10,778	21,100	23,573

Net loss per share attributable to common stockholders, basic and diluted	$0.07	$0.08	$0.14	$0.17

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,607,504	136,782,051	145,939,847	135,939,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$10,004	$10,778	$21,100	$23,573
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	(662)	270	(1,335)	(91)
Net unrealized gains (losses) on available-for-sale marketable securities	(23)	22	(95)	131
Other comprehensive income (losses)	(685)	292	(1,430)	40
Comprehensive loss	$10,689	$10,486	$22,530	$23,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2024	146,346,306	$14	7,685,190	$(4,881)	$478,292	$302	$(448,591)	$25,136

Stock-based compensation	—	—	—	—	9,038	—	—	9,038
Repurchase of common stock	(66,605)	—	66,605	(85)	—	—	—	(85)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,925,215	1	—	—	76	—	—	77
Other comprehensive losses	—	—	—	—	—	(685)	—	(685)
Net loss	—	—	—	—	—	—	(10,004)	(10,004)

Balance as of June 30, 2024	149,204,916	$15	7,751,795	$(4,966)	$487,406	$(383)	$(458,595)	$23,477

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2023	135,695,254	$13	7,685,190	$(4,881)	$447,316	$(553)	$(403,924)	$37,971

Stock-based compensation	—	—	—	—	7,668	—	—	7,668
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,098,224	—	—	—	370	—	—	370
Other comprehensive income	—	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	—	(10,778)	(10,778)

Balance as of June 30, 2023	137,793,478	$13	7,685,190	$(4,881)	$455,354	$(261)	$(414,702)	$35,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2024	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320

Stock-based compensation	—	—	—	—	15,621	—	—	15,621
Repurchase of common stock	(66,605)	—	66,605	(85)	—	—	—	(85)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	6,682,604	1	—	—	150	—	—	151
Other comprehensive losses	—	—	—	—	—	(1,430)	—	(1,430)
Net loss	—	—	—	—	—	—	(21,100)	(21,100)

Balance as of June 30, 2024	149,204,916	$15	7,751,795	$(4,966)	$487,406	$(383)	$(458,595)	$23,477

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	134,564,429	$13	7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346

Stock-based compensation	—	—	—	—	14,959	—	—	14,959
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,229,049	—	—	—	751	—	—	751
Other comprehensive income	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(23,573)	(23,573)

Balance as of June 30, 2023	137,793,478	$13	7,685,190	$(4,881)	$455,354	$(261)	$(414,702)	$35,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,100)	$(23,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,585	2,155
Stock-based compensation expenses	15,429	14,583
Amortization of deferred contract acquisition and fulfillment costs	5,731	5,872
Non-cash interest income, net	(593)	(405)
Losses (Gain) on foreign exchange	132	(485)
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	1,196	(978)
Increase in prepaid expenses and other current assets and other assets, noncurrent	(34)	(6)
Increase in deferred contract acquisition and fulfillment costs	(2,497)	(3,279)
Increase in trade payables	3,447	1,084
Increase (decrease) in accrued expenses and other current liabilities	1,967	(349)
Decrease in employees and payroll accruals	(903)	(2,409)
Increase (Decrease) in other liabilities, noncurrent	(33)	415
Decrease in deferred revenue	(7,195)	(3,235)
Operating lease right-of-use assets and lease liabilities, net	(883)	(954)

Net cash used in operating activities	(2,751)	(11,564)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(19,392)	(14,645)
Proceeds from maturities of available-for-sale marketable securities	21,482	26,191
Purchases of property and equipment	(327)	(1,591)
Capitalized internal-use software	—	(1,242)
Investment in restricted bank deposit	—	(1,001)

Net cash provided by investing activities	1,763	7,712

Cash flows from financing activities:

Repayment of long-term loans	(1,313)	(3,000)
Proceeds from exercise of stock options	177	815
Payment of debt issuance costs	(10)	—
Repurchase of common stock	(85)	—
Payments on account of repurchase of common stock	(65)	—

Net cash used in financing activities	(1,296)	(2,185)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	485

Net decrease in cash, cash equivalents and restricted cash	(2,416)	(5,552)
Cash, cash equivalents and restricted cash at the beginning of the period	36,784	45,833
Cash, cash equivalents and restricted cash at the end of the period	$34,368	$40,281
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2024	2023

Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$19	$179

Capitalized stock-based compensation cost	$309	$389

Pending proceeds from option exercises	$51	$163

Lease incentive recognized as leasehold improvements	$—	$3,790

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$2,242	$2,443

Cash paid for interest	$1,382	$1,504

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$34,268	$40,181
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$34,368	$40,281

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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Customer A (M&T)	11.00%	10.30%	10.80%	10.50%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024. There have been no significant changes to these policies during the six months ended June 30, 2024 except as noted below.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended June 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$29,771	96.1%	$11,243	86.0%
Professional services	1,194	3.9%	1,824	14.0%

	$30,965	100%	$13,067	100%

	Three Months Ended June 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$30,258	97.1%	$10,466	82.3%
Professional services	900	2.9%	2,256	17.7%

	$31,158	100%	$12,722	100%

	Six Months Ended June 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$60,426	95.3%	$21,758	85.6%
Professional services	2,979	4.7%	3,650	14.4%

	$63,405	100%	$25,408	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$60,132	96.2%	$20,984	85.1%
Professional services	2,356	3.8%	3,681	14.9%

	$62,488	100%	$24,665	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,547	53.5%	$22,902	52.2%
Europe, the Middle East and Africa ("EMEA")	16,884	38.3%	16,599	37.8%
Other	3,601	8.2%	4,379	10.0%

	$44,032	100%	$43,880	100%

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$46,737	52.6%	$45,973	52.7%
EMEA	34,404	38.7%	32,523	37.3%
Other	7,672	8.7%	8,657	10.0%

	$88,813	100%	$87,153	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $177,751, which consists of both billed consideration in the amount of $55,538 and unbilled consideration in the amount of $122,213 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 60% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Beginning balance	$22,860	$26,146	$24,210	$26,928
Additions to deferred contract acquisition costs during the period	1,634	1,807	2,804	3,547
Amortization of deferred contract acquisition costs	(2,492)	(2,468)	(5,012)	(4,990)

Ending balance	$22,002	$25,485	$22,002	$25,485

Deferred contract acquisition costs, current	$9,146	$9,042	$9,146	$9,042
Deferred contract acquisition costs, noncurrent	12,856	16,443	12,856	16,443

Total deferred costs to obtain a contract	$22,002	$25,485	$22,002	$25,485
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Beginning balance	$3,323	$5,075	$3,740	$5,522
Additions to deferred costs to fulfill a contract during the period	—	—	—	—
Amortization of deferred costs to fulfill a contract	(415)	(448)	(832)	(895)

Ending balance	$2,908	$4,627	$2,908	$4,627

Deferred fulfillment costs, current	1,238	1,719	1,238	1,719
Deferred fulfillment costs, noncurrent	1,670	2,908	1,670	2,908

Total deferred costs to fulfill a contract	$2,908	$4,627	$2,908	$4,627

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$8,961	$1	$(5)	$8,957
U.S. Treasury	17,815	—	(26)	17,789
Commercial paper	2,986	—	(2)	2,984
Agency bonds	4,312	—	(7)	4,305
	34,074	1	(40)	34,035

Available-for-sale – matures after one year:
Corporate bonds	1,964	1	(4)	1,961
U.S. Treasury	995	—	(3)	992
	2,959	1	(7)	2,953

Total	$37,033	$2	$(47)	$36,988

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$6,985	$4	$—	$6,989
U.S. Treasury	8,795	17	—	8,812
Commercial paper	8,855	—	(5)	8,850
Agency bonds	8,037	9	(5)	8,041
	32,672	30	(10)	32,692

Available-for-sale – matures after one year:
Corporate bonds	2,944	14	—	2,958
U.S. Treasury	2,869	17	—	2,886
	5,813	31	—	5,844

Total	$38,485	$61	$(10)	$38,536
As of June 30, 2024 and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and the vast majority of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	June 30, 2024	December 31, 2023

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$18,295	$18,745

Short-term marketable securities:
Corporate bonds	Level 2	$8,957	$6,989
U.S. Treasury	Level 2	$17,789	$8,812
Commercial paper	Level 2	$2,984	$8,850
Agency bonds	Level 2	$4,305	$8,041

Long-term marketable securities:
Corporate bonds	Level 2	$1,961	$2,958
U.S. Treasury	Level 2	$992	$2,886

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,397	$3,397
Options and forward contracts designated as hedging instruments	Level 2	$—	$998

Other assets, noncurrent:
Restricted bank deposit	Level 2	$989	$1,025

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$337	$—

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $23,001 and $15,093 as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Company’s outstanding contracts amounted to a liability of $337 as of June 30, 2024 and asset of $998 as of December 31, 2023. These liabilities and assets were recorded under accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. Gain of $145, $811 and losses of $693, $1,198 were reclassified from accumulated other comprehensive losses during the three and six months ended June 30, 2024 and 2023, respectively. Such gains and losses were reclassified from accumulated other comprehensive losses when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and six months ended June 30, 2024 and 2023 were as follows:

Condensed Statement of Operations Location:	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cost of revenue	$(21)	$93	$(122)	$162
Research and development	(75)	358	(418)	610
Sales and marketing	(21)	94	(108)	152
General and administrative	(28)	124	(163)	220
Restructuring	—	—	—	28

Total	$(145)	$669	$(811)	$1,172

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
Components of operating lease expense were as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Operating lease cost	$685	$726	$1,369	$1,488
Short-term lease cost	—	—	—	154
Variable lease cost	36	20	70	29

Total	$721	$746	$1,439	$1,671
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cash paid for operating leases	$877	$875	$1,264	$1,477
As of June 30, 2024, the weighted-average discount rate is 4.58% and the weighted-average remaining term is 7.70 years. Maturities of the Company’s operating lease liabilities as of June 30, 2024 were as follows:

Year Ending December 31,

2024 (Remainder)	1,528
2025	3,040
2026	3,102
2027	2,669
2028	2,287
2029	2,287
2030 and thereafter	5,938
Total operating lease payments	$20,851
Less: imputed interest	2,368
Total operating lease liabilities	$18,483

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of June 30, 2024:

Year Ending December 31,

2024 (Remainder)	17,759
2025	27,799
2026	28,557

Total purchase commitment	$74,115
During the six months ended June 30, 2024, the Company has accelerated expenses in the amount of $1,312 related to its minimum commitment with one of its cloud hosting service due to the Company's decision not to utilize the provider's cloud service. Such expenses were recorded under general and administrative expenses in the consolidated statement of operations.
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023

Prepaid expenses	$3,178	$2,656
Government institutions	60	—
Derivative instrument	—	998
Restricted bank deposits	3,397	3,397
Other current assets	887	1,359

	$7,522	$8,410

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	June 30, 2024	December 31, 2023
Cost:
Computers and peripheral equipment	$4,026	$3,802
Office furniture and equipment	2,237	2,183
Leasehold improvements	7,286	7,267
Finance leases of computers and peripheral equipment	254	253
Internal use software	13,755	13,755

	27,558	27,260

Accumulated depreciation	(9,490)	(7,147)

Depreciated cost	$18,068	$20,113

Depreciation expenses for the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023 were $1,161, $998, $2,343 and $1,840, respectively.

Other assets, noncurrent

	June 30, 2024	December 31, 2023

Restricted cash	$100	$100
Severance pay fund	1,485	1,685
Restricted deposit	989	1,025
Other	269	290

	$2,843	$3,100
Accrued expenses and other current liabilities

	June 30, 2024	December 31, 2023

Accrued expenses	$4,404	$4,353
Accrued taxes	13,745	11,755
Derivative instruments	337	—
Other current liabilities	1,066	1,171

	$19,552	$17,279

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	0.75	$4,700	$4,700
Customer relationship	2.75	2,419	2,419

		7,119	7,119
Accumulated amortization and impairments:
Technology		(4,389)	(4,177)
Customer relationship		(2,278)	(2,253)

		(6,667)	(6,430)

Intangible assets, net		$452	$689
During the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023, the Company recorded amortization expenses in the amount of $118, $148, $237 and $315, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.
The estimated future amortization expense of intangible assets as of June 30, 2024, is as follows:

Year Ending December 31,

2024 (Remainder)	240
2025	$148
2026	50
2027	14

$452

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $2,464, $2,383, $4,772 and $5,003 for the three and six months ended June 30, 2024, and 2023, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (33)%, (28)%, (29)% and (27)% for the three and six months ended June 30, 2024 and 2023, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. Deferred tax liability is from indefinite life goodwill intangibles. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net loss	$10,004	$10,778	$21,100	$23,573
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,607,504	136,782,051	145,939,847	135,939,680

Net loss per share attributable to common stockholders, basic and diluted	$0.07	$0.08	$0.14	$0.17
Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of June 30,
	2024	2023

Outstanding stock options and RSUs	35,790,142	39,020,539

Total	35,790,142	39,020,539

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

	Three Months Ended June 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,965	$13,067	$44,032

Gross profit	$22,932	$5,744	$28,676

Operating expenses			37,226
Financial income, net			(1,010)
Provision for income taxes			2,464

Net loss			$10,004

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$31,158	$12,722	$43,880

Gross profit	$23,073	$5,529	$28,602

Operating expenses			38,163
Financial income, net			(1,166)
Provision for income taxes			2,383

Net loss			$10,778

	Six Months Ended June 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$63,405	$25,408	$88,813

Gross profit	$46,488	$10,796	$57,284

Operating expenses			73,124
Financial income, net			488
Provision for income taxes			4,772

Net loss			$21,100

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
Geographical information
See Note 3 for disaggregated revenue by geographic region.
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
In July 2024, after the balance sheet date, the Company entered into a new amendment to the then-existing Credit Agreement in connection with our Repurchase Program (as defined below), which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term includes, among others, repurchase of the Company’s outstanding common stock) and conditions for making such payments (see Note 15 for further information).
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.93%, consisting of 5.33% (the 3-month SOFR rate as of June 27, 2024), 0.10% credit spread adjustment and the margin of 2.5%.

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
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain covenants as defined therein. As of June 30, 2024, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2024 (Remainder)	$1,094
2025	3,281
2026	29,313

$33,688

The carrying amounts of the loans approximate their fair value.
NOTE 15: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2024, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 7,129,446 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2024	22,933,058	$4.99	6.29	$5,378

Granted	—	$—
Exercised	(749,746)	$0.20		$790
Forfeited	(4,530,773)	$12.81

Outstanding as of June 30, 2024	17,652,539	$3.19	5.12	$1,190

Exercisable options at end of the period	17,129,640	$3.15	5.07	$1,190

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the six months ended June 30, 2024:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	11,199,265	$2.24
RSUs granted	13,616,089	$1.45
RSUs vested	(5,932,858)	$2.12
RSUs forfeited	(744,893)	$2.24
Unvested and Outstanding as of June 30, 2024	18,137,603	$1.69

Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of revenue	$263	$266	$547	$535
Research and development	1,158	1,131	2,329	2,272
Sales and marketing	729	798	1,499	1,571
General and administrative	6,752	5,227	11,054	10,205

Total expenses	$8,902	$7,422	$15,429	$14,583
As of June 30, 2024, there were $28,355 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

June 30, 2024
Outstanding options	17,652,539
Outstanding RSUs	18,137,603
Shares reserved under 2021 Plan	2,310,160

Total	38,100,302
Stock Repurchase Program

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
On June 11, 2024, the Company’s board of directors authorized a stock repurchase program of the Company’s outstanding common stock for up to $5,000 of the Company’s common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the three months ended June 30, 2024, the Company repurchased 66,605 shares of common stock at an average price of $1.24 per share (excluding broker and transaction fees of $2). As of June 30, 2024, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $4,918, subject to satisfying required conditions under the Companies Law and Companies Regulations.
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Financial income:

Interest income	$790	$586	$1,608	$1,124
Foreign currency translation adjustments, net	1,068	1,755	—	3,992

	1,858	2,341	1,608	5,116
Financial expenses:

Foreign currency translation adjustments, net	—	—	497	—
Bank fees	34	55	68	89
Interest expense	702	808	1,406	1,611
Other	112	312	125	465

	848	1,175	2,096	2,165

Financial expense (income), net	$(1,010)	$(1,166)	$488	$(2,951)

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the six months ended June 30, 2024 and 2023:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023;	$49	$998	$1,047
Other comprehensive loss before reclassifications	(95)	(523)	(618)
Net realized losses reclassified from accumulated other comprehensive income	—	(812)	(812)
Other comprehensive loss	(95)	(1,335)	(1,430)
Balance as of June 30, 2024	$(46)	$(337)	$(383)

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Losses on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022;	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	131	(1,289)	(1,158)
Net realized losses reclassified from accumulated other comprehensive income	—	1,198	1,198
Other comprehensive income (loss)	131	(91)	40
Balance as of June 30, 2023	$(50)	$(211)	$(261)

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

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue
Enterprise, Education & Technology	$30,965	$31,158	$63,405	$62,488
Media & Telecom	13,067	12,722	25,408	24,665
Total Revenue	$44,032	$43,880	$88,813	$87,153
Gross Profit
Enterprise, Education & Technology	22,932	23,073	46,488	45,862
Media & Telecom	5,744	5,529	10,796	10,026
Total Gross Profit	$28,676	$28,602	$57,284	$55,888
We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended June 30, 2024 and 2023, our Net Dollar Retention Rate was 98% and 100%, respectively. We grew our Annualized Recurring Revenue (as defined below) by 1% in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
We focus our selling efforts on large organizations and sell our solutions primarily through direct sales teams and account teams. In addition, we are continuing to expand our ability to serve smaller customers with our self-serve offerings, as well as focusing on inside sales for the SMB segment.

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

Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended June 30, 2024, our Net Dollar Retention Rate was 98%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended June 30,
	2024	2023
	(in thousands, except percentages)
Annualized Recurring Revenue	$165,167	$163,405
Net Dollar Retention Rate	98%	100%
Remaining Performance Obligations	$177,751	$174,329
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2024, our Remaining Performance Obligations was $177.8 million, which consists of both billed consideration in the amount of $55.5 million and unbilled consideration in the amount of $122.2 million that we expect to invoice and recognize in future periods.
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
We define EBITDA as net profit (loss) before financial expenses (income), net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, facility exit and transition costs, restructuring charges and other non-recurring operating expenses
EBITDA and Adjusted EBITDA are supplemental measure of our performance, are not defined by or presented in accordance with GAAP, and should not be considered in isolation or as an alternative to net profit (loss) or any other performance measure prepared in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe that they provide useful supplemental information to investors and analysts regarding our operating performance and are frequently used by these parties in evaluating companies in our industry. By presenting EBITDA and Adjusted EBITDA, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Additionally, our management uses Adjusted EBITDA as a supplemental measure of our performance because it assists us in comparing the operating performance of our business on a consistent basis between periods, as described above.

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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
	(in thousands)
Net loss	$(10,004)	$(10,778)		$(21,100)	$(23,573)
Financial expense (income), net (a)	(1,010)	(1,166)		488	(2,951)
Provision for income taxes	2,464	2,383		4,772	5,003
Depreciation and amortization	1,279	1,146		2,585	2,155
EBITDA	(7,271)	(8,415)		(13,255)	(19,366)
Non-cash stock-based compensation expense	8,902	7,422		15,429	14,583
Facility exit and transition costs (b)	—	—		—	154
Restructuring (c)	—	23		—	968
War related costs (d)	1	—		22	—
Adjusted EBITDA	$1,632	$(970)	$3	$2,196	$(3,661)

(a)The three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023 include $702, $808, $1,406 and $1,611, respectively, of interest expenses.

(b)Facility exit and transition costs for the three months ended June 30, 2023 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.
(c)The three and six months ended June 30, 2023 include one-time employee termination benefits incurred in connection with the 2023 Reorganization Plan.
(d)The three and six months ended June 30, 2024 include costs related to conflicts in Israel, attributable to temporary relocation of key employees from Israel for business continuity purposes, purchase of emergency equipment for key employees for business continuity purposes, and charitable donation to communities directly impacted by the war.
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
For the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023, our cost of revenue was $15,356, $15,278, $31,529 and $31,265, respectively.

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
For the three months ended June 30, 2024 and 2023, our gross margins were 65% (74% for subscriptions and (49)% for professional services) and 65% (73% for subscriptions and (38)% for professional services), respectively. For the six months ended June 30, 2024 and 2023, our gross margins were 64% (73% for subscriptions and (40)% for professional services) and 64% (73% for subscriptions and (52)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended June 30, 2024 and 2023, were 74% (81% for subscription and (87)% for professional services), and 74% (79% for subscription and (88)% for professional services), respectively. For the six months ended June 30, 2024 and 2023, our gross margins for our EE&T segment were 73% (80% for subscriptions and (56)% for professional services) and 73% (79% for subscriptions and (58)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended June 30, 2024 and 2023 were 44% (55% for subscriptions and (24)% for professional services) and 43% (57% for subscriptions and (17)% for professional services), respectively. For the six months ended June 30, 2024 and 2023, our gross margins for our M&T segment were 42% (54% for subscription and (26)% for professional services) and 41% (56% for subscription and (48)% for professional services), respectively.

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

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage	2024	2023	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$30,965	$31,158	$(193)	(1)%	$63,405	$62,488	$917	1%
Media & Telecom	13,067	12,722	345	3%	25,408	24,665	743	3%
Total revenue	44,032	43,880	152	0%	88,813	87,153	1,660	2%
Cost of revenue	15,356	15,278	78	1%	31,529	31,265	264	1%
Total gross profit	28,676	28,602	74	0%	57,284	55,888	1,396	2%
Operating expenses:
Research and development expenses	12,029	12,975	(946)	(7)%	24,034	27,105	(3,071)	(11)%
Sales and marketing expenses	11,780	12,734	(954)	(7)%	23,592	24,805	(1,213)	(5)%
General and administrative expenses	13,417	12,431	986	8%	25,498	24,531	967	4%
Restructuring	—	23	(23)	NM	—	968	(968)	NM
Total operating expenses	37,226	38,163	(937)	(2)%	73,124	77,409	(4,285)	(6)%
Loss from operations	8,550	9,561	(1,011)	(11)%	15,840	21,521	(5,681)	(26)%
Financial expense (income), net	(1,010)	(1,166)	156	(13)%	488	(2,951)	3,439	(117)%
Loss before provision for income taxes	7,540	8,395	(855)	(10)%	16,328	18,570	(2,242)	(12)%
Provision for income taxes	2,464	2,383	81	3%	4,772	5,003	(231)	(5)%
Net loss	$10,004	$10,778	$(774)	(7)%	$21,100	$23,573	$(2,473)	(10)%

NM - Not meaningful
Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (70% and 71% of revenue for the three months ended June 30, 2024 and 2023, respectively, and 71% and 72% for the six months ended June 30, 2024 and 2023): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (30% and 29% of revenue for the three months ended June 30, 2024 and 2023, respectively, and 29% and 28% for the six months ended June 30, 2024 and 2023): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended June 30, 2024 and 2023
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$29,771	$30,258	$(487)	(2)%
Professional services revenue	1,194	900	294	33%
Total Enterprise, Education & Technology revenue	$30,965	$31,158	$(193)	(1)%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$23,975	$23,866	$109	0%
Professional services gross profit (loss)	(1,043)	(793)	(250)	(32)%
Total Enterprise, Education & Technology gross profit	$22,932	$23,073	$(141)	(1)%
Enterprise, Education & Technology Revenue
Total EE&T revenue decreased by $0.2 million, or 1%, to $31.0 million for the three months ended June 30, 2024, from $31.2 million for the three months ended June 30, 2023. The decrease is mainly attributable to a $1.5 million decrease in revenue generated from existing customers, primarily due to downgrades by some of our existing customers. The decrease was partially offset by a $1.3 million increase in revenue generated from new customers.
EE&T subscription revenue decreased by $0.5 million, or 2%, to $29.8 million for the three months ended June 30, 2024, from $30.3 million for the three months ended June 30, 2023.
EE&T professional services revenue increased by $0.3 million, or 33%, to $1.2 million for the three months ended June 30, 2024, from $0.9 million for the three months ended June 30, 2023. The increase is mainly due to revenue generated by our existing customers.
Enterprise, Education & Technology Gross Profit
EE&T gross profit decreased by $0.1 million, or 1%, to $22.9 million for the three months ended June 30, 2024, from $23.1 million for the three months ended June 30, 2023. This decrease was mainly due to the decrease in revenue.
EE&T professional services gross loss increased by $0.3 million, or 32%, to $1.0 million for the three months ended June 30, 2024, from $0.8 million for the three months ended June 30, 2023.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$11,243	$10,466	$777	7%
Professional services revenue	1,824	2,256	(432)	(19)%
Total Media & Telecom revenue	$13,067	$12,722	$345	3%

Media & Telecom gross profit:
Subscription gross profit	$6,177	$5,923	$254	4%
Professional services gross loss	(433)	(394)	(39)	(10)%
Total Media & Telecom gross profit	$5,744	$5,529	$215	4%
Media & Telecom Revenue
M&T revenue increased by $0.3 million, or 3%, to $13.1 million for the three months ended June 30, 2024, from $12.7 million for the three months ended June 30, 2023. The increase is attributable to a $0.3 million increase in revenue from existing customers.
M&T subscription revenue increased by $0.8 million, or 7%, to $11.2 million for the three months ended June 30, 2024, from $10.5 million for the three months ended June 30, 2023.
M&T professional services revenue decreased by $0.4 million, or 19%, to $1.8 million for the three months ended June 30, 2024, from $2.3 million for the three months ended June 30, 2023.
Media & Telecom Gross Profit
M&T gross profit increased by $0.2 million, or 4%, to $5.7 million for the three months ended June 30, 2024, from $5.5 million for the three months ended June 30, 2023. This increase was mainly due to the increase in the revenue.
M&T subscription gross profit increased by $0.3 million, or 4%, to $6.2 million for the three months ended June 30, 2024, from $5.9 million for the three months ended June 30, 2023.
Operating Expenses
Research and Development expenses

	Three Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,277	$9,198	$(921)	(10)%
Subcontractors and consultants	1,691	1,432	259	18%
IT related	1,248	1,398	(150)	(11)%
Other	813	947	(134)	(14)%
Total research and development expenses	$12,029	$12,975	$(946)	(7)%
Research and development expenses decreased by $0.9 million, or 7%, to $12.0 million for the three months ended June 30, 2024, from $13.0 million for the three months ended June 30, 2023. The decrease was primarily due to a $0.9 million decrease in compensation expenses, mainly attributed to a lower headcount.

Sales and Marketing expenses

	Three Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,387	$10,001	$(614)	(6)%
Marketing expenses	1,039	1,435	(396)	(28)%
Travel and entertainment	318	454	(136)	(30)%
Other	1,036	844	192	23%
Total sales and marketing expenses	$11,780	$12,734	$(954)	(7)%
Sales and marketing expenses decreased by $1.0 million, or 7%, to $11.8 million for the three months ended June 30, 2024, from $12.7 million for the three months ended June 30, 2023. The decrease was primarily due to a $0.7 million decrease in compensation related to lower headcount and a $0.4 million decrease in marketing related expenses mainly due to more efficient advertising spending.
General and Administrative expenses

	Three Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$10,286	$8,875	$1,411	16%
Professional fees and insurance	1,151	1,468	(317)	(22)%
Subcontractors and consultants	388	258	130	50%
Travel and entertainment	193	274	(81)	(30)%
Other	1,399	1,556	(157)	(10)%
Total general and administrative expenses	$13,417	$12,431	$986	8%
General and administrative expenses increased by $1.0 million, or 8%, to $13.4 million for the three months ended June 30, 2024, from $12.4 million for the three months ended June 30, 2023. The increase was primarily due to an increase of $1.4 million in compensation costs mainly driven by the acceleration of expenses associated with the cancellation of unvested market-based equity awards granted to the Chief Executive Officer, offset by a $0.4 million decrease in professional fees and insurance mainly due to lower insurance costs.
Financial income, net
Financial income, net decreased by $0.2 million, or 13%, to $1.0 million for the three months ended June 30, 2024, from $1.2 million for the three months ended June 30, 2023. The decrease was primarily due to $0.7 million related to exchange rate differences, partially offset by $0.2 million interest income associated with our investments.
Provision for Income Taxes
Provision for income taxes increased by $0.1 million or 3%, to $2.5 million for the three months ended June 30, 2024, from $2.4 million for the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$60,426	$60,132	$294	0%
Professional services revenue	2,979	2,356	623	26%
Total Enterprise, Education & Technology revenue	$63,405	$62,488	$917	1%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$48,160	$47,239	$921	2%
Professional services gross loss	(1,672)	(1,377)	(295)	(21)%
Total Enterprise, Education & Technology gross profit	$46,488	$45,862	$626	1%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $0.9 million, or 1%, to $63.4 million for the six months ended June 30, 2024, from $62.5 million for the six months ended June 30, 2023. The increase is mainly attributable to a $2.5 million increase in revenue from new customers partially offset by a $1.6 million decrease in revenue from existing customers.
EE&T professional services revenue increased by $0.6 million, or 26%, to $3.0 million for the six months ended June 30, 2024 from $2.4 million for the six months ended June 30, 2023.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $0.6 million, or 1%, to $46.5 million for the six months ended June 30, 2024, from $45.9 million for the six months ended June 30, 2023. This increase was mainly due to a $0.9 million increase in revenue.
EE&T subscription gross profit increased by $0.9 million, or 2%, to $48.2 million for the six months ended June 30, 2024, from $47.2 million for the six months ended June 30, 2023.
EE&T professional services gross loss increased by $0.3 million, or 21%, to a gross loss of $1.7 million for the six months ended June 30, 2024, from a gross loss of $1.4 million for the six months ended June 30, 2023.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$21,758	$20,984	$774	4%
Professional services revenue	3,650	3,681	(31)	(1)%
Total Media & Telecom revenue	$25,408	$24,665	$743	3%

Media & Telecom gross profit:
Subscription gross profit	11,760	11,774	$(14)	0%
Professional services gross loss	(964)	(1,748)	784	45%
Total Media & Telecom gross profit	$10,796	$10,026	$770	8%
Media & Telecom Revenue
M&T revenue increased by $0.7 million, or 3%, to $25.4 million for the six months ended June 30, 2024, from $24.7 million for the six months ended June 30, 2023. The increase is mainly attributable to an increase in revenue from existing customers.
M&T subscription revenue increased by $0.8 million, or 4%, to $21.8 million for the six months ended June 30, 2024, from $21.0 million for the six months ended June 30, 2023.
Media & Telecom Gross Profit
M&T gross profit increased by $0.8 million, or 8%, to $10.8 million for the six months ended June 30, 2024, from $10.0 million for the six months ended June 30, 2023. This increase was mainly due to the increase in revenue.
M&T professional services gross loss decreased by $0.8 million, or 45%, to $1.0 million for the six months ended June 30, 2024, from $1.7 million for the six months ended June 30, 2023.

Operating Expenses
Research and Development expenses

	Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$16,554	$19,351	$(2,797)	(14)%
Subcontractors and consultants	3,458	2,983	475	16%
IT related	2,508	3,113	(605)	(19)%
Other	1,514	1,658	(144)	(9)%
Total research and development expenses	$24,034	$27,105	$(3,071)	(11)%
Research and development expenses decreased by $3.1 million, or 11%, to $24.0 million for the six months ended June 30, 2024, from $27.1 million for the six months ended June 30, 2023. The decrease was primarily due to a $2.8 million decrease in compensation expenses, which mainly related to lower headcount.
Sales and Marketing expenses

	Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$19,089	$20,135	$(1,046)	(5)%
Marketing expenses	1,738	2,060	(322)	(16)%
Travel and entertainment	572	835	(263)	(31)%
Other	2,193	1,775	418	24%
Total sales and marketing expenses	$23,592	$24,805	$(1,213)	(5)%
Sales and marketing expenses decreased by $1.2 million, or 5%, to $23.6 million for the six months ended June 30, 2024, from $24.8 million for the six months ended June 30, 2023. The decrease was primarily due to a $1.0 million decrease in compensation which mainly related to a lower headcount and a $0.3 million decrease in marketing related expenses mainly due to more efficient advertising spending.
General and Administrative expenses

	Six Months Ended June 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$18,341	$17,913	$428	2%
Professional fees and insurance	2,133	2,578	(445)	(17)%
Subcontractors and consultants	581	622	(41)	(7)%
Travel and entertainment	395	426	(31)	(7)%
Unused cloud hosting commitment expense	1,312	—	1,312	NM
Other	2,736	2,992	(256)	(9)%
Total general and administrative expenses	$25,498	$24,531	$967	4%

General and administrative expenses increased by $1.0 million, or 4%, to $25.5 million for the six months ended June 30, 2024, from $24.5 million for the six months ended June 30, 2023. The increase was primarily due to $1.3 million of unused one-time expense associated with terminating commitments with a cloud hosting service provider and a $0.4 million increase in compensation costs mainly driven by the acceleration of expenses associated with the cancellation of unvested market-based equity awards granted to the Chief Executive Officer, partially offset by reduced cost arising from executive departures, and a $0.4 million decrease in professional fees and insurance mainly due to lower insurance costs.
Financial Expense (Income), net
Financial expense (income), net increased by $3.4 million, or 117%, to $0.5 million expenses for the six months ended June 30, 2024, from $3.0 million income for the six months ended June 30, 2023. The increase was primarily due to an increase of $4.5 million related to exchange rate differences partially offset by $0.7 million of higher interest income associated with our investments.
Provision for Income Taxes
Provision for income taxes decreased by $0.2 million, or 5%, to $4.8 million for the six months ended June 30, 2024, from $5.0 million for the six months ended June 30, 2023.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of June 30, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
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

Repurchase Program
On June 11, 2024, the Company’s board of directors authorized a stock repurchase program of the Company’s outstanding common stock for up to $5.0 million of the Company’s common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the three months ended June 30, 2024, the Company repurchased 66,605 shares of common stock at an average price of $1.24 per share (excluding broker and transaction fees of $2,000). As of June 30, 2024, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $4.9 million, subject to satisfying required conditions under the Companies Law and Companies Regulations.
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
In July 2024, we entered into an amendment to the Credit Agreement with an existing lender, in connection with our Repurchase Program (as defined herein), which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term include, among others, repurchase of the Company’s outstanding common stock) and conditions for making such payments.
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
Borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.93%, consisting of 5.33% (the 3-month SOFR rate as of June 27, 2024), 0.10% credit spread adjustment and the margin of 2.50%.

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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $437,500 for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024, (ii) $656,250 for installments payable on December 31, 2024 through September 30, 2025, and (iii) $1,312,500 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of June 30, 2024.
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

As of June 30, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of June 30, 2024, we had approximately $33.7 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)

Net cash used in operating activities	$(2,751)	$(11,564)
Net cash provided by (used in) investing activities	1,763	7,712
Net cash used in financing activities	(1,296)	(2,185)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	485
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,416)	(5,552)
Cash, cash equivalents, and restricted cash at beginning of period	36,784	45,833
Cash, cash equivalents and restricted cash at end of period	$34,368	$40,281
Operating Activities
Net cash flows used in operating activities decreased by $8.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Net cash used in operating activities of $2.8 million for the six months ended June 30, 2024, was primarily due to $21.1 million incremental net loss, adjusted for non-cash charges of $23.2 million, and net cash outflows of $4.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $2.6 million, stock-based compensation expenses of $15.4 million and amortization of deferred contract acquisitions and fulfillment costs of $5.7 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to an increase in deferred contract acquisition and fulfillment cost of $2.5 million, decrease in deferred revenue of $7.2 million and net change in operating right-of-use asset and lease liability of $0.9 million, offset by an increase in trade receivables of $1.2 million, an increase in trade payables of $3.4 million and an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $1.1 million.
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
Investing Activities
Net cash flows provided by investing activities decreased by $5.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Net cash provided by investing activities of $1.8 million for the six months ended June 30, 2024 was related to proceeds from maturities of available-for-sale marketable securities of $21.5 million, offset by investment in available-for-sale marketable securities of $19.4 million and $0.3 million of capital expenditures.

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
Financing Activities
Net cash flows used in financing activities increased by $0.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Net cash used in financing activities of $1.3 million for the six months ended June 30, 2024 was primarily due to repayment of long-term loans of $1.3 million, $0.1 million repurchase of common stock and $0.1 million payments on account of repurchase of common stock, offset by $0.2 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $2.2 million for the six months ended June 30, 2023 was primarily due to repayment of long-term loans of $3.0 million, offset by $0.8 million due to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2024 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2023 10-K. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2023 10-K. There have been no significant changes to these policies and estimates during the six months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in exchange rates, interest rates and inflation. All of these market risks arise in the ordinary course of business, we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the six months ended June 30, 2024, of $0.9 million due to NIS (after considering cash-flow hedges) and $2.3 million due to Euros.
Interest Rate Risk
As of June 30, 2024, we had outstanding floating rate debt obligations of $33.4 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of million for the six months ended June 30, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information with respect to the Company’s purchases of its common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2024 to April 30, 2024	—		—	—
May 1, 2024 to May 31, 2024	—		—	—
June 1, 2024 to June 30, 2024	66,605	$1.24	66,605	$4,918
Total	66,605		66,605

(1) On June 11, 2024, the Company’s board of directors authorized a stock repurchase program of the Company’s outstanding common stock for up to $5 million of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date	Total Shares to be Sold		End Termination Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eynav Azaria	Modify	22-May-24	845,969	—	30-May-25
Natan Israeli	Terminate	11-Mar-24	425,774	—	25-June-24
Michal Tsur	Terminate	13-Dec-23	1,800,000	—	5-June-24
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
4.3
Sixth Amendment to Credit Agreement, dated as of July 22, 2024, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.
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

KALTURA, INC.

Date: August 8, 2024	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ John Doherty
John Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)