Form 10-Q
period 2024-09-30
KALTURA INC
filed 2024-11-06
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 1, 2024 was 149,695,319

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

•Data privacy, data protection and digital operational resilience laws are rapidly evolving and present increasing compliance challenges. Additionally, if we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,840	$36,684
Marketable securities	40,873	32,692
Trade receivables	22,646	23,312
Prepaid expenses and other current assets	7,916	8,410
Deferred contract acquisition and fulfillment costs, current	10,274	10,636

Total current assets	118,549	111,734

LONG-TERM ASSETS:
Marketable securities	2,229	5,844
Property and equipment, net	17,062	20,113
Other assets, noncurrent	2,916	3,100
Deferred contract acquisition and fulfillment costs, noncurrent	13,766	17,314
Operating lease right-of-use assets	12,659	13,872
Intangible assets, net	332	689
Goodwill	11,070	11,070

Total noncurrent assets	60,034	72,002

TOTAL ASSETS	$178,583	$183,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$2,499	$1,612
Trade payables	5,819	3,629
Employees and payroll accruals	12,005	12,651
Accrued expenses and other current liabilities	20,138	17,279
Operating lease liabilities, current	2,448	2,374
Deferred revenue, current	63,214	62,364

Total current liabilities	106,123	99,909

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	78	369
Long-term loans, net of current portion	30,481	33,047
Operating lease liabilities, noncurrent	15,652	17,796
Other liabilities, noncurrent	2,108	2,295

Total long-term liabilities	48,319	53,507

TOTAL LIABILITIES	$154,442	$153,416
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 159,090,120 and 150,274,107 shares issued as of September 30, 2024 and December 31, 2023, respectively; 149,646,001 and 142,588,917 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	15	14
Treasury stock – 9,444,119 and 7,685,190 shares of common stock, $0.0001 par value per share, as of September 30, 2024 and December 31, 2023	(7,114)	(4,881)
Additional paid-in capital	493,148	471,635
Accumulated other comprehensive income	297	1,047
Accumulated deficit	(462,205)	(437,495)

Total stockholders' equity	24,141	30,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178,583	$183,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Subscription	$42,085	$40,847	$124,267	$121,962
Professional services	2,210	2,695	8,841	8,732

Total revenue	44,295	43,542	133,108	130,694

Cost of revenue:
Subscription	10,437	11,004	32,699	33,106
Professional services	4,317	4,839	13,584	14,001

Total cost of revenue	14,754	15,843	46,283	47,107

Gross profit	29,541	27,699	86,825	83,587

Operating expenses:

Research and development	12,427	12,558	36,460	39,663
Sales and marketing	11,830	11,683	35,421	36,489
General and administrative	9,750	11,767	35,250	36,298
Restructuring	—	5	—	973

Total operating expenses	34,007	36,013	107,131	113,423

Operating loss	4,466	8,314	20,306	29,836

Financial income, net	(2,160)	(95)	(1,672)	(3,047)

Loss before provision for income taxes	2,306	8,219	18,634	26,789

Provision for income taxes	1,304	2,507	6,076	7,510

Net loss	3,610	10,726	24,710	34,299

Net loss per share attributable to common stockholders, basic and diluted	$0.02	$0.08	$0.17	$0.25

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,306,274	139,186,364	147,074,320	137,033,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$3,610	$10,726	$24,710	$34,299
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	567	(445)	(768)	(536)
Net unrealized gains on available-for-sale marketable securities	113	24	18	155
Other comprehensive income (loss)	680	(421)	(750)	(381)
Comprehensive loss	$2,930	$11,147	$25,460	$34,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2024	149,204,916	$15	7,751,795	$(4,966)	$487,406	$(383)	$(458,595)	$23,477

Stock-based compensation	—	—	—	—	5,715	—	—	5,715
Repurchase of common stock	(1,692,324)	—	1,692,324	(2,148)	—	—	—	(2,148)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,133,409	—	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	—	680	—	680
Net loss	—	—	—	—	—	—	(3,610)	(3,610)

Balance as of September 30, 2024	149,646,001	$15	9,444,119	$(7,114)	$493,148	$297	$(462,205)	$24,141

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2023	137,793,478	$13	7,685,190	$(4,881)	$455,354	$(261)	$(414,702)	$35,523

Stock-based compensation	—	—	—	—	7,512	—	—	7,512
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,481,611	—	—	—	289	—	—	289
Other comprehensive loss	—	—	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	—	—	(10,726)	(10,726)

Balance as of September 30, 2023	140,275,089	$13	7,685,190	$(4,881)	$463,155	$(682)	$(425,428)	$32,177
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2024	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320

Stock-based compensation	—	—	—	—	21,336	—	—	21,336
Repurchase of common stock	(1,758,929)	—	1,758,929	(2,233)	—	—	—	(2,233)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	8,816,013	1	—	—	177	—	—	178
Other comprehensive loss	—	—	—	—	—	(750)	—	(750)
Net loss	—	—	—	—	—	—	(24,710)	(24,710)

Balance as of September 30, 2024	149,646,001	$15	9,444,119	$(7,114)	$493,148	$297	$(462,205)	$24,141

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	134,564,429	$13	7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346

Stock-based compensation	—	—	—	—	22,471	—	—	22,471
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	5,710,660	—	—	—	1,040	—	—	1,040
Other comprehensive loss	—	—	—	—	—	(381)	—	(381)
Net loss	—	—	—	—	—	—	(34,299)	(34,299)

Balance as of September 30, 2023	140,275,089	$13	7,685,190	$(4,881)	$463,155	$(682)	$(425,428)	$32,177
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,710)	$(34,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,834	3,409
Stock-based compensation expenses	21,065	21,956
Amortization of deferred contract acquisition and fulfillment costs	8,550	8,774
Non-cash interest income, net	(713)	(705)
Gain on foreign exchange	(285)	(439)
Changes in operating assets and liabilities:
Decrease in trade receivables	666	6,921
Increase in prepaid expenses and other current assets and other assets, noncurrent	(73)	(193)
Increase in deferred contract acquisition and fulfillment costs	(4,367)	(4,853)
Increase (Decrease) in trade payables	2,182	(5,575)
Increase in accrued expenses and other current liabilities	2,742	91
Decrease in employees and payroll accruals	(646)	(2,504)
Increase (Decrease) in other liabilities, noncurrent	(27)	411
Increase (Decrease) in deferred revenue	559	(1,285)
Operating lease right-of-use assets and lease liabilities, net	(857)	(1,613)

Net cash provided by (used in) operating activities	7,920	(9,904)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(37,745)	(33,609)
Proceeds from sales and maturities of available-for-sale marketable securities	33,982	38,976
Purchases of property and equipment	(421)	(1,792)
Capitalized internal-use software	—	(1,493)
Investment in restricted bank deposit	—	(1,001)

Net cash provided by (used in) investing activities	(4,184)	1,081

Cash flows from financing activities:

Repayment of long-term loans	(1,750)	(4,500)
Proceeds from exercise of stock options	245	1,224
Payment of debt issuance costs	(10)	—
Repurchase of common stock	(2,233)	—
Payments on account of repurchase of common stock	(117)	—

Net cash used in financing activities	(3,865)	(3,276)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	285	439

Net increase (decrease) in cash, cash equivalents and restricted cash	156	(11,660)
Cash, cash equivalents and restricted cash at the beginning of the period	36,784	45,833
Cash, cash equivalents and restricted cash at the end of the period	$36,940	$34,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$51	$699

Pending proceeds from option exercises	$8	$96

Capitalized stock-based compensation cost	$464	$552

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$3,432	$3,182

Cash paid for interest	$2,080	$2,242

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$36,840	$34,073
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$36,940	$34,173

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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Customer A (M&T)	10.80%	10.43%	10.80%	10.50%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2024 except as noted below.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended September 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$31,495	97.4%	$10,590	88.6%
Professional services	846	2.6%	1,364	11.4%

	$32,341	100%	$11,954	100%

	Three Months Ended September 30, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$30,043	96.6%	$10,804	86.8%
Professional services	1,052	3.4%	1,643	13.2%

	$31,095	100%	$12,447	100%

	Nine Months Ended September 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$91,920	96.0%	$32,347	86.6%
Professional services	3,826	4.0%	5,015	13.4%

	$95,746	100%	$37,362	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Nine Months Ended September 30, 2023
	Enterprise, Education & Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$90,175	96.4%	$31,787	85.7%
Professional services	3,408	3.6%	5,324	14.3%

	$93,583	100%	$37,111	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,899	54.0%	$22,394	51.4%
Europe, the Middle East and Africa ("EMEA")	16,157	36.5%	15,938	36.6%
Other	4,239	9.5%	5,210	12.0%

	$44,295	100%	$43,542	100%

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$70,752	53.2%	$68,355	52.3%
Europe, the Middle East and Africa ("EMEA")	50,561	38.0%	48,461	37.1%
Other	11,795	8.8%	13,878	10.6%

	$133,108	100%	$130,694	100%
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $187,846, which consists of both billed consideration in the amount of $63,292 and unbilled consideration in the amount of $124,554 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 59% of its remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Beginning balance	$22,002	$25,485	$24,210	$26,928
Additions to deferred contract acquisition costs during the period	2,027	1,690	4,833	5,238
Amortization of deferred contract acquisition costs	(2,512)	(2,478)	(7,526)	(7,469)

Ending balance	$21,517	$24,697	$21,517	$24,697

Deferred contract acquisition costs, current	$9,171	$8,943	$9,171	$8,943
Deferred contract acquisition costs, noncurrent	12,346	15,754	12,346	15,754

Total deferred costs to obtain a contract	$21,517	$24,697	$21,517	$24,697
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Beginning balance	$2,908	$4,626	$3,740	$5,523
Additions to deferred costs to fulfill a contract during the period	—	—	—	—
Amortization of deferred costs to fulfill a contract	(385)	(445)	(1,217)	(1,342)

Ending balance	$2,523	$4,181	$2,523	$4,181

Deferred fulfillment costs, current	1,103	1,658	1,103	1,658
Deferred fulfillment costs, noncurrent	1,420	2,523	1,420	2,523

Total deferred costs to fulfill a contract	$2,523	$4,181	$2,523	$4,181

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$19,515	$34	$(1)	$19,548
Agency bonds	1,501	1	—	1,502
U.S. Treasury	18,345	34	—	18,379
Commercial paper	1,444	1	(1)	1,444
	40,805	70	(2)	40,873

Available-for-sale – matures after one year:
Corporate bonds	1,678	—	—	1,678
Agency bonds	551	—	—	551
	2,229	—	—	2,229

Total	$43,034	$70	$(2)	$43,102

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$6,985	$4	$—	$6,989
U.S. Treasury	8,795	17	—	8,812
Commercial paper	8,855	—	(5)	8,850
Agency bonds	8,037	9	(5)	8,041
	32,672	30	(10)	32,692

Available-for-sale – matures after one year:
Corporate bonds	2,944	14	—	2,958
U.S. Treasury	2,869	17	—	2,886
	5,813	31	—	5,844

Total	$38,485	$61	$(10)	$38,536
As of September 30, 2024 and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income during the periods presented.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	September 30, 2024	December 31, 2023

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$23,613	$18,745

Short-term marketable securities:
Corporate bonds	Level 2	$19,548	$6,989
U.S. Treasury	Level 2	$18,379	$8,812
Commercial paper	Level 2	$1,444	$8,850
Agency bonds	Level 2	$1,502	$8,041

Long-term marketable securities:
Corporate bonds	Level 2	$551	$2,958
Agency bonds	Level 2	$1,678	$2,886

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,397	$3,397
Options and forward contracts designated as hedging instruments	Level 2	$311	$998

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,002	$1,025

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$80	$—

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $31,328 as of September 30, 2024 and $15,093 as of December 31, 2023. The fair value of the Company’s outstanding contracts amounted to a liability of $80 as of September 30, 2024 and to an asset of $311 and $998 as of September 30, 2024 and December 31, 2023, respectively. These liabilities and assets were recorded under accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. Losses of $110 and $427 were reclassified from accumulated other comprehensive losses during the three months ended September 30, 2024, and 2023, respectively. Gains of $702 and losses of $1,599 were reclassified from accumulated other comprehensive losses during the nine months ended September 30, 2024 and 2023, respectively. These losses and gains were reclassified from accumulated other comprehensive loss when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023 were as follows:

Condensed Statement of Operations Location:	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Cost of revenue	$16	$60	$(106)	$222
Research and development	57	225	(361)	835
Sales and marketing	13	53	(95)	206
General and administrative	18	89	(145)	308
Restructuring	—	—	—	28

Total	$104	$427	$(707)	$1,599

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
Components of operating lease expense were as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Operating lease cost	$702	$700	$2,071	$2,188
Short-term lease cost	—	—	—	154
Variable lease cost	49	18	119	58

Total	$751	$718	$2,190	$2,400
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Cash paid for operating leases	$1,068	$987	$2,332	$2,464
As of September 30, 2024, the weighted-average discount rate is 4.6% and the weighted-average remaining term is approximately 7 years. Maturities of the Company’s operating lease liabilities as of September 30, 2024 were as follows:

Year Ending December 31,

2024 (Remainder)	$771
2025	3,068
2026	3,130
2027	2,698
2028	2,318
2029	2,318
2030 and thereafter	6,016
Total operating lease payments	20,319
Less: imputed interest	2,219
Total operating lease liabilities	$18,100

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of September 30, 2024:

Year Ending December 31,

2024 (Remainder)	7,888
2025	27,872
2026	28,557

Total purchase commitment	$64,317
During the nine months ended September 30, 2024, the Company has accelerated expenses in the amount of $1,312 related to its minimum commitment with one of its cloud hosting service due to the Company's decision not to utilize the provider's cloud service. Such expenses were recorded under general and administrative expenses in the consolidated statement of operations.
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.

NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023

Prepaid expenses	$3,424	$2,656
Restricted bank deposits	3,397	3,397
Derivative instrument	311	998
Other current assets	784	1,359

	$7,916	$8,410

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	September 30, 2024	December 31, 2023
Cost:
Computers and peripheral equipment	$4,148	$3,802
Office furniture and equipment	2,241	2,183
Leasehold improvements	7,286	7,267
Finance leases of computers and peripheral equipment	253	253
Internal use software	13,755	13,755

	27,683	27,260

Accumulated depreciation	(10,621)	(7,147)

Depreciated cost	$17,062	$20,113

Depreciation expenses for the three months ended September 30, 2024 and 2023, and for the nine months ended September 30, 2024 and 2023 were $1,134, $1,128, $3,477 and $2,973, respectively.
Other assets, noncurrent

	September 30, 2024	December 31, 2023

Restricted cash	$100	$100
Severance pay fund	1,526	1,685
Restricted deposit	1,002	1,025
Other	288	290

	$2,916	$3,100
Accrued expenses and other current liabilities

	September 30, 2024	December 31, 2023

Accrued expenses	$5,141	$4,353
Accrued taxes	13,925	11,755
Derivative instruments	80	—
Other current liabilities	992	1,171

	$20,138	$17,279

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There were no impairment charges to goodwill during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024		December 31, 2023
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	0.50	$4,700	$4,700
Customer relationship	2.50	2,419	2,419

		7,119	7,119
Accumulated amortization and impairments:
Technology		(4,496)	(4,177)
Customer relationship		(2,291)	(2,253)

		(6,787)	(6,430)

Intangible assets, net		$332	$689
During the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023, the Company recorded amortization expenses in the amount of $120, $120, $357 and $436, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.
The estimated future amortization expense of intangible assets as of September 30, 2024, is as follows:

Year Ending December 31,

2024 (Remainder)	$120
2025	148
2026	50
2027	14

$332

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $1,304, $2,507, $6,076 and $7,510 for the three and nine months ended September 30, 2024 and 2023, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (57)%, (31)%, (33)% and (28)% for the three and nine months ended September 30, 2024 and 2023, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. Deferred tax liability is from indefinite life goodwill intangibles. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$3,610	$10,726	$24,710	$34,299

Total loss attributable to common stockholders	$3,610	$10,726	$24,710	$34,299

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,306,274	139,186,364	147,074,320	137,033,800

Net loss per share attributable to common stockholders, basic and diluted	$0.02	$0.08	$0.17	$0.25

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of September 30,
	2024	2023

Outstanding stock options and RSUs	32,080,690	36,370,904

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

	Three Months Ended September 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$32,341	$11,954	$44,295

Gross profit	$24,539	$5,002	$29,541

Operating expenses			34,007
Financial income, net			(2,160)
Provision for income taxes			1,304

Net loss			$3,610

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended September 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$31,095	$12,447	$43,542

Gross profit	$22,762	$4,937	$27,699

Operating expenses			36,013
Financial income, net			(95)
Provision for income taxes			2,507

Net loss			$10,726

	Nine Months Ended September 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$95,746	$37,362	$133,108

Gross profit	$71,026	$15,799	$86,825

Operating expenses			107,131
Financial income, net			(1,672)
Provision for income taxes			6,076

Net loss			$24,710

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Nine Months Ended September 30, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$93,583	$37,111	$130,694

Gross profit	$68,625	$14,962	$83,587

Operating expenses			113,423
Financial income, net			(3,047)
Provision for income taxes			7,510

Net loss			$34,299

Geographical information
See Note 3 for disaggregated revenue by geographic region.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 14: LOAN
In January 2021, the Company refinanced all amounts outstanding under the then-existing loan agreements, terminated all outstanding commitments, and entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which subsequently has been amended according to the Company's needs and other developments.
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
In July 2024, the Company entered into a new amendment to the then-existing Credit Agreement in connection with our Repurchase Program (as defined below), which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term includes, among others, repurchase of the Company’s outstanding common stock) and conditions for making such payments (see Note 15 for further information).
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.23%, consisting of 4.96% (the 3-month SOFR rate as of September 30, 2024), 0.10% credit spread adjustment and the margin of 2.50%.
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

Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain covenants as defined therein. As of September 30, 2024, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2024 (Remainder)	$656
2025	3,281
2026	29,313

$33,250
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
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2024	22,933,058	$4.99	6.29	$5,378

Granted	—	$—
Exercised	(813,110)	$0.22		$842
Forfeited	(4,771,369)	$12.35

Outstanding as of September 30, 2024	17,348,579	$3.19	4.53	$1,341

Exercisable options at end of the period	17,110,629	$3.17	4.50	$1,341

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the nine months ended September 30, 2024:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	11,199,265	$2.24
RSUs granted	13,616,089	$1.45
RSUs vested	(8,002,903)	$2.12
RSUs forfeited	(2,080,340)	$1.96
Unvested and Outstanding as of September 30, 2024	14,732,111	$1.63

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cost of revenue	$259	$295	$807	$827
Research and development	1,268	1,162	3,597	3,439
Sales and marketing	684	776	2,183	2,347
General and administrative	3,424	5,137	14,478	15,343

Total expenses	$5,635	$7,370	$21,065	$21,956

As of September 30, 2024, there were $20,126 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of 1.67 years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

September 30, 2024
Outstanding options	17,348,579
Outstanding RSUs	14,732,111
Shares reserved under 2021 Plan	3,886,203

Total	35,966,893
Stock Repurchase Program
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
During the three months ended September 30, 2024, the Company repurchased 1,692,324 shares of common stock at an average price of $1.24 per share (excluding broker and transaction fees of $53). As of September 30, 2024, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $2,820, subject to satisfying required conditions under the Companies Law and Companies Regulations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Financial income:

Interest income	$845	$689	$2,453	$1,813
Foreign currency translation adjustments, net	2,144	410	1,647	4,402

	2,989	1,099	4,100	6,215
Financial expenses:

Bank fees	35	28	103	115
Interest expense	725	789	2,131	2,400
Other	69	187	194	653

	829	1,004	2,428	3,168

Financial income, net	$(2,160)	$(95)	$(1,672)	$(3,047)

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the nine months ended September 30, 2024 and 2023:

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023;	$49	$998	$1,047
Other comprehensive income (loss) before reclassifications	18	(66)	(48)
Net realized gains reclassified from accumulated other comprehensive income	—	(702)	(702)
Other comprehensive income (loss)	18	(768)	(750)
Balance as of September 30, 2024	$67	$230	$297

The following table summarizes the changes in accumulated other comprehensive loss (income) by component, net of tax, during the nine months ended September 30, 2023.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022;	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	155	(2,166)	(2,011)
Net realized losses reclassified from accumulated other comprehensive income	—	1,630	1,630
Other comprehensive income (loss)	155	(536)	(381)
Balance as of September 30, 2023	$(26)	$(656)	$(682)

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
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue
Enterprise, Education & Technology	$32,341	$31,095	$95,746	$93,583
Media & Telecom	11,954	12,447	37,362	37,111
Total Revenue	$44,295	$43,542	$133,108	$130,694
Gross Profit
Enterprise, Education & Technology	$24,539	$22,762	$71,026	$68,625
Media & Telecom	5,002	4,937	15,799	14,962
Total Gross Profit	$29,541	$27,699	$86,825	$83,587
We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended September 30, 2024 and 2023, our Net Dollar Retention Rate was 101% and 101%, respectively. We grew our Annualized Recurring Revenue (as defined below) by 4% in three months ended September 30, 2024, compared to three months ended September 30, 2023, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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
Increasing Revenue from Existing Customers
We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended September 30, 2024, our Net Dollar Retention Rate was 101%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended September 30,
	2024	2023
	(in thousands, except percentages)
Annualized Recurring Revenue	$168,879	$163,069
Net Dollar Retention Rate	101%	101%
Remaining Performance Obligations	$187,846	$163,995
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

Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2024, our Remaining Performance Obligations was $187.8 million, which consists of both billed consideration in the amount of $63.3 million and unbilled consideration in the amount of $124.6 million that we expect to invoice and recognize in future periods.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(3,610)	$(10,726)	$(24,710)	$(34,299)
Financial income, net (a)	(2,160)	(95)	(1,672)	(3,047)
Provision for income taxes	1,304	2,507	6,076	7,510
Depreciation and amortization	1,254	1,248	3,834	3,409
EBITDA	(3,212)	(7,066)	(16,472)	(26,427)
Non-cash stock-based compensation expense	5,635	7,370	21,065	21,956
Facility exit and transition costs (b)	—	—	—	154
Restructuring (c)	—	5	—	973
War related costs (d)	—	—	22	—
Adjusted EBITDA	$2,423	$309	$4,615	$(3,344)

(a)The three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023, include $725, $789, $2,131 and $2,400 respectively, of interest expenses.
(b)Facility exit and transition costs for the nine months ended September 30, 2023, include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.
(c)The three and nine months ended September 30, 2023 include one-time employee termination benefits incurred in connection with the 2023 Reorganization Plan and the 2022 Restructuring Plan.
(d)The nine months ended September 30, 2024 include costs related to conflicts in Israel, attributable to temporary relocation of key employees from Israel for business continuity purposes, purchase of emergency equipment for key employees for business continuity purposes, and charitable donation to communities directly impacted by the war.

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
For the three months ended September 30, 2024 and 2023, and for the nine months ended September 30, 2024 and 2023, our cost of revenue was $14,754, $15,843, $46,283 and $47,107, respectively.
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
For the three and nine months ended September 30, 2024 and 2023, gross margins improved slightly overall, driven by strong subscription performance, particularly in the EE&T segment.
For the three months ended September 30, 2024 and 2023, our gross margins were 67% (75% for subscriptions and (95)% for professional services) and 64% (73% for subscriptions and (80)% for professional services), respectively. For the nine months ended September 30, 2024 and 2023, our gross margins were 65% (74% for subscriptions and (54)% for professional services) and 64% (73% for subscriptions and (60)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended September 30, 2024 and 2023, were 76% (82% for subscription and (154)% for professional services), and 73% (79% for subscription and (105)% for professional services), respectively. For the nine months ended September 30, 2024 and 2023, our gross margins were 74% (81% for subscriptions and (78)% for professional services) and 73% (79% for subscriptions and (73)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended September 30, 2024 and 2023 were 42% (55% for subscriptions and (59)% for professional services) and 40% (55% for subscriptions and (63)% for professional services), respectively. For the nine months ended September 30, 2024 and 2023, our gross margins were 42% (54% for subscription and (35)% for professional services) and 40% (56% for subscription and (52)% for professional services), respectively.
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

Financial Income, Net
Financial income, net consists of interest expense accrued or paid on our indebtedness, net of interest income earned on our cash balances and marketable securities. Financial income, net also includes foreign exchange gains and losses and bank fees.
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

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage	2024	2023	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$32,341	$31,095	$1,246	4%	$95,746	$93,583	$2,163	2%
Media & Telecom	11,954	12,447	(493)	(4)%	37,362	37,111	251	1%
Total revenue	44,295	43,542	753	2%	133,108	130,694	2,414	2%
Cost of revenue	14,754	15,843	(1,089)	(7)%	46,283	47,107	(824)	(2)%
Total gross profit	29,541	27,699	1,842	7%	86,825	83,587	3,238	4%
Operating expenses:
Research and development expenses	12,427	12,558	(131)	(1)%	36,460	39,663	(3,203)	(8)%
Sales and marketing expenses	11,830	11,683	147	1%	35,421	36,489	(1,068)	(3)%
General and administrative expenses	9,750	11,767	(2,017)	(17)%	35,250	36,298	(1,048)	(3)%
Restructuring	—	5	(5)	NM	—	973	(973)	NM
Total operating expenses	34,007	36,013	(2,006)	(6)%	107,131	113,423	(6,292)	(6)%
Loss from operations	4,466	8,314	(3,848)	(46)%	20,306	29,836	(9,530)	(32)%
Financial income, net	(2,160)	(95)	(2,065)	2174%	(1,672)	(3,047)	1,375	(45)%
Loss before provision for income taxes	2,306	8,219	(5,913)	(72)%	18,634	26,789	(8,155)	(30)%
Provision for income taxes	1,304	2,507	(1,203)	(48)%	6,076	7,510	(1,434)	(19)%
Net loss	$3,610	$10,726	$(7,116)	(66)%	$24,710	$34,299	$(9,589)	(28)%

Segments
We manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (73% and 71% of revenue for the three months ended September 30, 2024 and 2023, respectively, and 72% for each of the nine months ended September 30, 2024 and 2023): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (27% and 29% of revenue for the three months ended September 30, 2024 and 2023, respectively, and 28% for each of the nine months ended September 30, 2024 and 2023): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended September 30, 2024 and 2023
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$31,495	$30,043	$1,452	5%
Professional services revenue	846	1,052	(206)	(20)%
Total Enterprise, Education & Technology revenue	$32,341	$31,095	$1,246	4%

Enterprise, Education & Technology gross profit (loss):
Subscription gross profit	$25,841	$23,866	$1,975	8%
Professional services gross loss	(1,302)	(1,104)	(198)	18%
Total Enterprise, Education & Technology gross profit	$24,539	$22,762	$1,777	8%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $1.2 million, or 4%, to $32.3 million for the three months ended September 30, 2024, from $31.1 million for the three months ended September 30, 2023. The increase is mainly attributable to a $1.0 million increase in revenue generated from new customers, and $0.2 million increase in revenue from existing customers.
EE&T subscription revenue increased by $1.5 million, or 5%, to $31.5 million for the three months ended September 30, 2024, from $30.0 million for the three months ended September 30, 2023.
EE&T professional services revenue decreased by $0.2 million, or 20%, to $0.8 million for the three months ended September 30, 2024, from $1.1 million for the three months ended September 30, 2023.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $1.8 million, or 8%, to $24.5 million for the three months ended September 30, 2024, from $22.8 million for the three months ended September 30, 2023. This increase was mainly due to a $1.2 million increase in revenue and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $2.0 million, or 8%, to $25.8 million for the three months ended September 30, 2024, from $23.9 million for the three months ended September 30, 2023.
EE&T professional services gross loss increased by $0.2 million, or 18%, to a gross loss of $1.3 million for the three months ended September 30, 2024, from a gross loss of $1.1 million for the three months ended September 30, 2023. The Increase was primarily due to a reduction in professional services revenue.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$10,590	$10,804	$(214)	(2)%
Professional services revenue	1,364	1,643	(279)	(17)%
Total Media & Telecom revenue	$11,954	$12,447	$(493)	(4)%

Media & Telecom gross profit:
Subscription gross profit	$5,807	$5,977	$(170)	(3)%
Professional services gross loss	(805)	(1,040)	235	23%
Total Media & Telecom gross profit	$5,002	$4,937	$65	1%
Media & Telecom Revenue
M&T revenue decreased by $0.5 million, or 4%, to $12.0 million for the three months ended September 30, 2024, from $12.4 million for the three months ended September 30, 2023. The decrease is mainly attributable to a $0.5 million decrease in revenue from existing customers.
M&T subscription revenue decreased by $0.2 million, or 2%, to $10.6 million for the three months ended September 30, 2024, from $10.8 million for the three months ended September 30, 2023.
M&T professional services revenue decreased by $0.3 million, or 17%, to $1.4 million for the three months ended September 30, 2024, from $1.6 million for the three months ended September 30, 2023.
Media & Telecom Gross Profit
M&T gross profit increased by $0.1 million, or 1%, to $5.0 million for the three months ended September 30, 2024, from $4.9 million for the three months ended September 30, 2023.
M&T subscription gross profit decreased by $0.2 million, or 3%, to $5.8 million for the three months ended September 30, 2024, from $6.0 million for the three months ended September 30, 2023.
M&T professional services gross loss decreased by $0.2 million, or 23%, to a gross loss of $0.8 million for the three months ended September 30, 2024, from a gross loss of $1.0 million for the three months ended September 30, 2023.

Operating Expenses
Research and Development expenses

	Three Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,650	$8,440	$210	2%
Subcontractors and consultants	1,753	1,832	(79)	-4%
IT related	1,194	1,406	(212)	-15%
Other	830	880	(50)	-6%
Total research and development expenses	$12,427	$12,558	$(131)	-1%
Research and development expenses decreased by $0.1 million, or 1%, to $12.4 million for the three months ended September 30, 2024, from $12.6 million for the three months ended September 30, 2023. The decrease is primarily due to lower IT related expenses.
Sales and Marketing expenses

	Three Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,729	$9,380	$349	4%
Marketing expenses	832	947	(115)	(12)%
Travel and entertainment	246	391	(145)	(37)%
Other	1,023	965	58	6%
Total sales and marketing expenses	$11,830	$11,683	$147	1%
Sales and marketing expenses increased by $0.1 million, or 1%, to $11.8 million for the three months ended September 30, 2024, from $11.7 million for the three months ended September 30, 2023. The increase was primarily due to a $0.3 million increase in compensation, offset by a $0.1 million decrease in marketing related expenses mainly due to more efficient advertising expense management and lower travel expenses.
General and Administrative expenses

	Three Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$6,876	$8,677	$(1,801)	(21)%
Professional fees and insurance	1,115	980	135	14%
Subcontractors and consultants	337	225	112	50%
Travel and entertainment	195	222	(27)	(12)%
Other	1,227	1,663	(436)	(26)%
Total general and administrative expenses	9,750	11,767	(2,017)	(17)%

General and administrative expenses decreased by $2.0 million, or 17%, to $9.8 million for the three months ended September 30, 2024, from $11.8 million for the three months ended September 30, 2023. The decrease was primarily due to a $1.8 million decrease in compensation costs. The majority of this decrease is attributed to lower stock-based compensation expenses related to the cancellation of market-based equity awards previously granted to the Chief Executive Officer. These expenses were recognized for the three months ended September 30, 2023, but were accelerated in the three months ended June 30, 2024. Additionally, the decrease is also due to lower compensation costs as a result of Executive departures in the first quarter of 2024.
Financial Income, net
Financial Income, net increased by $2.1 million, to $2.2 million for the three months ended September 30, 2024, from $0.1 million for the three months ended September 30, 2023. The increase was primarily due to $1.7 million related to exchange rate differences, along with an additional $0.2 million interest income associated with our investments.
Provision for Income Taxes
Provision for income taxes decreased by $1.2 million, or 48%, to $1.3 million for the three months ended September 30, 2024, from $2.5 million for the three months ended September 30, 2023, primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and UK.

Comparison of the nine months ended September 30, 2024 and 2023
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$91,920	$90,175	$1,745	2%
Professional services revenue	3,826	3,408	418	12%
Total Enterprise, Education & Technology revenue	$95,746	$93,583	$2,163	2%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$74,001	$71,105	$2,896	4%
Professional services gross profit (loss)	(2,975)	(2,480)	(495)	20%
Total Enterprise, Education & Technology gross profit	$71,026	$68,625	$2,401	3%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $2.2 million, or 2%, to $95.7 million for the nine months ended September 30, 2024, from $93.6 million for the nine months ended September 30, 2023. The increase is mainly attributable to a $2.5 million increase in revenue from new customers partially offset by a $0.3 million decrease in revenue from existing customers.
EE&T subscription revenue increased by $1.7 million, or 2%, to $91.9 million for the nine months ended September 30, 2024, from $90.2 million for the nine months ended September 30, 2023.
EE&T professional services revenue increased by $0.4 million, or 12%, to $3.8 million for the nine months ended September 30, 2024 from $3.4 million for the nine months ended September 30, 2023.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $2.4 million, or 3%, to $71.0 million for the nine months ended September 30, 2024, from $68.6 million for the nine months ended September 30, 2023. This increase was mainly due to a $2.2 million increase in revenue.
EE&T subscription gross profit increased by $2.9 million, or 4%, to $74.0 million for the nine months ended September 30, 2024, from $71.1 million for the nine months ended September 30, 2023.
EE&T professional services gross loss increased by $0.5 million, or 20%, to a gross loss of $3.0 million for the nine months ended September 30, 2024, from a gross loss of $2.5 million for the nine months ended September 30, 2023.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$32,347	$31,787	$560	2%
Professional services revenue	5,015	5,324	(309)	(6)%
Total Media & Telecom revenue	$37,362	$37,111	$251	1%

Media & Telecom gross profit:
Subscription gross profit	$17,567	$17,751	$(184)	(1)%
Professional services gross loss	(1,768)	(2,789)	1,021	37%
Total Media & Telecom gross profit	$15,799	$14,962	$837	6%

Media & Telecom Revenue
M&T revenue increased by $0.3 million, or 1%, to $37.4 million for the nine months ended September 30, 2024, from $37.1 million for the nine months ended September 30, 2023. The increase is mainly attributable to revenue from existing customers.
M&T subscription revenue increased by $0.6 million, or 2%, to $32.3 million for the nine months ended September 30, 2024, from $31.8 million for the nine months ended September 30, 2023.
M&T professional services revenue decreased by $0.3 million, or 6%, to $5.0 million for the nine months ended September 30, 2024, from $5.3 million for the nine months ended September 30, 2023.
Media & Telecom Gross Profit
M&T gross profit increased by $0.8 million, or 6%, to $15.8 million for the nine months ended September 30, 2024, from $15.0 million for the nine months ended September 30, 2023. This increase was mainly due to increase in revenue and improved operational efficiencies.
M&T subscription gross profit decreased by $0.2 million, or 1%, to $17.6 million for the nine months ended September 30, 2024, from $17.8 million for the nine months ended September 30, 2023.
M&T professional services gross loss decreased by $1.0 million, or 37%, to $1.8 million for the nine months ended September 30, 2024, from $2.8 million for the nine months ended September 30, 2023.

Operating Expenses
Research and Development expenses

	Nine Months Ended September 30,			Period-over-Period Change
	2024	2023		Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$25,205	$27,791	—	$(2,586)	(9)%
Subcontractors and consultants	5,211	4,815		396	8%
IT related	3,703	4,519		(816)	(18)%
Other	2,341	2,538		(197)	(8)%
Total research and development expenses	$36,460	$39,663		$(3,203)	(8)%
Research and development expenses decreased by $3.2 million, or 8%, to $36.5 million for the nine months ended September 30, 2024, from $39.7 million for the nine months ended September 30, 2023. The decrease was primarily due to a $2.6 million decrease in compensation expenses, which mainly related to lower headcount and to a $0.8 million decrease in IT related expenses.
Sales and Marketing expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$28,818	$29,515	$(697)	(2)%
Marketing expenses	2,570	3,007	(437)	(15)%
Travel and entertainment	818	1,226	(408)	(33)%
Other	3,215	2,741	474	17%
Total sales and marketing expenses	$35,421	$36,489	$(1,068)	(3)%
Sales and marketing expenses decreased by $1.1 million, or 3%, to $35.4 million for the nine months ended September 30, 2024, from $36.5 million for the nine months ended September 30, 2023. The decrease was primarily due to a $0.7 million decrease in compensation which mainly related to lower headcount, and a $0.4 million decrease in marketing related expenses.
General and Administrative expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$25,217	$26,590	$(1,373)	(5)%
Professional fees and insurance	3,249	3,558	(309)	(9)%
Subcontractors and consultants	918	847	71	8%
Travel and entertainment	590	649	(59)	(9)%
Unused cloud hosting commitment expense	1,312	—	1,312	NM
Other	3,964	4,654	(690)	(15)%
Total general and administrative expenses	$35,250	$36,298	$(1,048)	(3)%

General and administrative expenses decreased by $1.0 million, or 3%, to $35.3 million for the nine months ended September 30, 2024, from $36.3 million for the nine months ended September 30, 2023. The decrease was primarily due to a $1.4 million decrease in compensation costs related mainly to cancellation of market based equity awards previously granted to the Chief Executive Officer and Executive departures in the firs quarter of 2024. a $0.3 million decrease in professional fees and insurance mainly due to lower insurance costs and a $0.7 million decrease in other expenses related mainly to welfare and training expenses, partially offset by $1.3 million unused one-time expense associated with terminating commitments with a cloud hosting service provider.
Financial Income, net
Financial income, net decreased by $1.4 million to $1.7 million for the nine months ended September 30, 2024, from $3.0 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $2.8 million related to exchange rate differences partially offset by $0.9 million of higher interest income associated with our investments.
Provision for Income Taxes
Provision for income taxes decreased by $1.4 million, or 19%, to $6.1 million for the nine months ended September 30, 2024, from $7.5 million for the nine months ended September 30, 2023 primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and UK.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of September 30, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
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
During the nine months ended September 30, 2024, the Company repurchased 1,758,929 shares of common stock at an average price of $1.24 per share (excluding broker and transaction fees of $53). As of September 30, 2024, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $2.8 million, subject to satisfying required conditions under the Companies Law and Companies Regulations.
Credit Facilities
In January 2021, we entered into a new credit agreement (as amended, the “Credit Agreement”) with one of our existing lenders, which provides for a new senior secured term loan facility in the aggregate principal amount of $40.0 million (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which thereafter were extended and amended to align our business needs and other developments. In December 2023, we refinanced all amounts outstanding under the then-existing Credit Agreement, and entered into a new amendment to the credit agreement (the “Fifth Amendment”) with an existing lender, which provides for an additional term loan facility of $3.5 million in addition to the existing $31.5 million in term loans outstanding immediately prior to the Fifth Amendment. Commitments under the Revolving Credit Facility decreased to $25.0 million
In July 2024, we entered into an amendment to the Credit Agreement with an existing lender, in connection with our Repurchase Program (as defined herein), which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term include, among others, repurchase of the Company’s outstanding common stock) and conditions for making such payments.
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
Borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 7.23%, consisting of 4.63% (the 3-month SOFR rate as of September 30, 2024), 0.10% credit spread adjustment and the margin of 2.50%.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of September 30, 2024.

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
As of September 30, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of September 30, 2024, we had approximately $33.3 million of borrowing under the Term Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)

Net cash provided by (used in) operating activities	$7,920	$(9,904)
Net cash provided by (used in) investing activities	(4,184)	1,081
Net cash used in financing activities	(3,865)	(3,276)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	285	439
Net increase (decrease) in cash, cash equivalents, and restricted cash	156	(11,660)
Cash, cash equivalents, and restricted cash at beginning of period	36,784	45,833
Cash, cash equivalents and restricted cash at end of period	$36,940	$34,173
Operating Activities
Net cash flows provided by operating activities increased by $17.8 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Net cash provided by operating activities of $7.9 million for nine months ended September 30, 2024, was primarily due to $24.7 million incremental net loss, offset for non-cash adjustments totaling $32.5 million, and net cash inflows of $0.2 million due to changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $3.8 million, stock-based compensation expenses of $21.1 million and amortization of deferred contract acquisitions and fulfillment costs of $8.6 million. Changes in operating assets and liabilities primarily consisted of increase in trade payables of $2.2 million, a total increase in employee accruals, accrued expenses, and other liabilities of $2.1 million, a decrease in trade receivables of $0.7 million and an increase in deferred revenue of $0.6 million. These trends were partially offset by an increase in deferred contract acquisition and fulfillment costs of $4.4 million and a net change in operating right-of-use assets and lease liabilities of $0.9 million.
Net cash used in operating activities of $9.9 million for nine months ended September 30, 2023, was primarily due to $34.3 million incremental net loss, adjusted for non-cash charges of $33.0 million, and net cash outflows of $8.6 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $3.4 million, stock-based compensation expenses of $22.0 million and amortization of deferred contract acquisitions and fulfillment costs of $8.8 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease of trade payable of $5.6 million, an increase of deferred contract acquisition and fulfillment cost of $4.9 million, an aggregate decrease in employees accruals, accrued expenses and other liabilities of $2.4 million and a decrease in deferred revenue of $1.3 million, partially offset by a decrease of receivables of $6.9 million.

Investing Activities
Net cash flows used in investing activities decreased by $5.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Net cash used in investing activities amounted to $4.2 million for the nine months ended September 30, 2024. This was primarily due to an an increase in proceeds from maturities of available-for-sale marketable securities of $34.0 million.
Net cash provided by investing activities amounted to $1.1 million for the nine months ended September 30, 2023. This was primarily due to $39.0 million in sales and maturities of available-for-sale marketable securities, partially offset by $1.5 million for capitalized internal use software, $33.6 million in investments in available-for-sale marketable securities, $1.0 million in investments in a bank deposit, and $1.8 million in capital expenditures
Financing Activities
Net cash flows used in financing activities increased by $0.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Net cash used in financing activities of $3.9 million for the nine months ended September 30, 2024 was primarily due to repayment of long-term loans of $1.8 million, $2.2 million repurchase of common stock and $0.1 million payments on account of repurchase of common stock, offset by $0.2 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $3.3 million for the nine months ended September 30, 2023 was primarily due to the repayment of long-term loans totaling $4.5 million, which was partially offset by proceeds of $1.2 million from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2024 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2023 10-K. For further information on our commitments and contractual obligations, refer also to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2023 10-K. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2024.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the nine months ended September 30, 2024, of $1.4 million due to NIS (after considering cash-flow hedges) and $3.6 million due to Euros.
Interest Rate Risk
As of September 30, 2024, we had outstanding floating rate debt obligations of $33.0 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would not have a material impact on our results for the nine months ended September 30, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information with respect to the Company’s purchases of its common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
July 1, 2024 to July 31, 2024	817,329	$1.22	817,329	$3,914
August 1, 2024 to August 31, 2024	521,710	$1.23	521,710	$3,273
September 1, 2024 to September 30, 2024	353,285	$1.27	353,285	$2,820
Total	1,692,324		1,692,324

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2024, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date Adopted	Total Shares to be Sold		Termination Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eynav Azaria	Terminate	22-May-24	845,969	—	05-Aug-24
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.1	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021

4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
10.1	Sixth Amendment to Credit Agreement, dated as of July 22, 2024, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	4.3	08/08/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: November 6, 2024	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ John Doherty
John Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)