Form 10-K
period 2024-12-31
KALTURA INC
filed 2025-02-20
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40644
Kaltura, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
860 Broadway 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 290-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $155.4 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 13, 2025 was 154,138,268.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or terminology. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, technological development, projections of demand, growth prospects, product development, competitive pressure, cost savings, stock-based compensation, revenue recognition, business strategy, plans and market growth, the economic climate and its impact on us, and other financial and market matters.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Gartner, Market Guide for Enterprise Video Content Management, September 2020.
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
•Gartner, Market Guide for Event Technology Platforms, May 2022.
•Gartner, Market Guide for Meeting Solutions, October 2022.
•Gartner, Market Guide for Event Technology Platforms, June 2023.
•Gartner, Market Finder and Use Case Guide for Meetings and Virtual Events, August 2023.
•Gartner, Market Guide for Meeting Solutions, November 2023.
•Gartner Peer Insights: Enterprise Video Content Management(2); Meeting Solutions(3); Event Management Technology(4)
•Gartner, Magic Quadrant for Event Technology Platforms, March 2024
•Gartner, Critical Capabilities for Event Technology Platforms, March 2024
•Gartner, Competitive Landscape: Video Platform Services, December 2024
•Gartner, Market Guide for Meeting Solutions, January, 2025
•Forrester, The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
•Forrester, The B2B Event Management Technology Landscape, Q4 2022.
•The Forrester Wave™: B2B Event Management Technology, Q1 2023.
(1)    Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition.

(2)    https://www.gartner.com/reviews/market/enterprise-video-content-management/vendor/kaltura/product/kaltura-video-platform
(3)    https://www.gartner.com/reviews/market/meeting-solutions/vendor/kaltura/product/kaltura-video-communications-and-collaboration-suite
(4)    https://www.gartner.com/reviews/market/event-technology-platforms/vendor/kaltura?ref=solrcvp&refval=394436571
GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally, and MAGIC QUADRANT and PEER INSIGHTS are a registered trademark of Gartner, Inc. and/or its affiliates and are used herein with permission. All rights reserved.
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
The Gartner content described herein (the “Gartner Content”), represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice.
Forrester does not endorse any company, product, brand, or service included in its research publications and does not advise any person to select the products or services of any company or brand based on the ratings included in such publications. Information is based on the best available resources. Opinions reflect judgment at the time and are subject to change. For more information, read about Forrester’s objectivity at https://www.forrester.com/about-us/objectivity/.
Additionally, the data presented in this Annual Report on Form 10-K regarding customers by industry is based on market capitalization as of January 29, 2025, as reported by companiesmarketcap.com and big4 accountingfirms.com.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in, or taking other decisions with respect to, our common stock. The principal risks and uncertainties affecting our business include the following:
•We may not be able to successfully assess or mitigate the current volatile economic climate and its direct and indirect impact on our business and operations, or to correctly predict the duration and depth of the current instability of the global economy and take the right or sufficient measures to address it;
•Political, economic, and military conditions in Israel could materially and adversely affect our business;
•Our dependency on existing customer demand and exposure to changes in demand by our customers, loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer makes it difficult to evaluate our current business and future prospects and may adversely affect our business, financial condition, results of operations and growth prospects;
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
•We may face risks associated with our use of certain artificial intelligence (“AI”) and machine learning models, including generative artificial intelligence (“generative AI” or “Gen AI”, collectively with AI, the “AI Technologies”), and compliance with the evolving regulatory framework and customers' requirements around AI development and use;
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
•The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, which could harm our business, financial condition and results of operations could be harmed;
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

•Data privacy, data protection and digital resilience laws are rapidly evolving and present increasing compliance challenges. Additionally, if we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities;
•If we fail to meet contractual commitments under our customer agreements, we could be obligated to provide credits for future service, face contract termination with refunds of prepaid amounts, be charged penalties, or could experience a decrease in customer renewals in future periods, any of which would lower our revenue and adversely affect our business, financial condition and results of operations;
•We rely on third parties, including third parties outside the United States, for some of our software development, quality assurance, operations, and customer support;
•We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business;
•Failure to effectively develop and expand our marketing and sales capabilities or to maintain or expand our international business could harm our ability to increase our customer base and achieve broader market acceptance of our offerings;
•We expect our revenue mix to vary over time, which could negatively impact our gross margin and results of operations;
•Our international operations and expansion expose us to risk;
•A portion of our revenue is generated by sales to government entities, which subjects us to specific challenges and risks;
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
•Failure to protect our proprietary technology, or to obtain, maintain, protect and enforce sufficiently broad intellectual property rights therein could substantially harm our business, financial condition and results of operations;
•Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business; and
•Significant changes or developments in U.S. laws or policies, including possible changes in U.S. trade policies and tariffs and the reaction of other countries to these policies, may have a material adverse effect on our business, results of operations, and financial condition.

PART I
Item 1. Business.
Overview
We, Kaltura, Inc. (“Kaltura,” “we,” “us,” or “our”), are a market-leading provider of live, real-time, and on-demand video offerings for enterprises, with a mission to create and power AI-infused hyper-personalized video experiences that boost customer and employee engagement and success.
Video is everywhere. It has become a driving force for online interactions and engagement, and has revolutionized how we communicate, work, learn, and entertain. For businesses, video sits at the heart of digital transformation, with organizations increasingly embracing video solutions to better engage with customers and employees. Moreover, the recent rise of generative AI enables real-time, automatic production of highly personalized and contextually relevant content, including video and rich media, which we believe would materially boost the creation, consumption, and business impact of video experiences. With the expected continued growth in rich content in organizations, the potential need for content management solutions and advanced digital experiences is expected to grow.
Founded in 2006, Kaltura was amongst the first pioneers to recognize the great potential of adding video to enterprise workflows and to offer a system for enterprise video content management and online video publishing. We have since expanded to also power virtual events and webinars and Cloud TV with our Video Experience Cloud. Our Video Experience Cloud includes a platform for enterprise and TV content management and a wide array of Gen AI-infused video-first products, including Video Portals, LMS and CMS Video Extensions, Virtual Events and Webinars, Virtual Classrooms, and TV Streaming Applications.
Our platform and products engage millions of end-users at home, at work, and at school, boosting both customer and employee experiences, including marketing, sales, and customer success; teaching, learning, training and certification; communication and collaboration; and entertainment, and monetization. We power a large and loyal blue-chip customer base of large, and small and medium enterprises (SMEs), across diverse industries, including 27% of Fortune 100 companies, over 50% of US R1 schools, and top-tier telecommunications companies and media companies.
From the onset, our differentiated approach has been to treat video as a data type, not as an application, and accordingly to provide a unified and flexible enterprise-grade API-first platform that enables tightly integrated live, real-time, and on-demand video experiences across business workflows. We believe Kaltura’s platform offering is superior to siloed point solutions, which are not deeply integrated or interoperable, and as such are typically less effective, less efficient, and more costly. Our platform is designed to foster deeper engagement and deliver greater business outcomes, whether that means boosting employee knowledge, engagement, collaboration and productivity; driving marketing funnel conversion and successfully attracting and engaging customers and prospects; providing improved customer care; or offering more engaging entertainment experiences that yield greater monetization.
During the COVID-19 pandemic, many enterprises and educational institutions rapidly expanded their use of video solutions, fueling accelerated adoption of video solutions. While the enterprise video market saw demand deceleration when pandemic-related restrictions subsequently eased and certain geopolitical and macroeconomic challenges ensued, the demand for high-quality, secure, and flexible video tools remains robust. We believe demand is gradually starting to regrow, along with an even greater need of organizations to converge their numerous disparate video experiences to run more effectively on single horizontal platforms like Kaltura’s.
Furthermore, we believe that recently introduced Gen AI capabilities supercharge the value of video experiences by helping to facilitate real-time, unique, hyper-personalized and hyper-contextualized video-first experiences for every end user. We believe this is a groundbreaking revolution in our industry, and that Kaltura is well-positioned to benefit from it in light of the vast video content that we already manage for our customers, our deep integrations into workflows, and our cross-enterprise deployments across a wide range of products, and employee and customer use-cases.
As we look ahead, we see opportunities to strengthen our valuable existing relationships through additional upsells and cross-sells, to attract new customers to use our existing products and services, and to also continue and grow our product and services portfolio and expand into additional adjacent markets. We believe this combination of innovation, operational adaptability, and strong customer relationships will enable us to maintain our leadership in the dynamic video technology market and deliver growing, sustainable value for our shareholders.

Market Segments
We have expanded throughout the years to operate today in three enterprise video market segments:
•Enterprise Video Content Management and Online Video Platforms
•Cloud TV Software
•Virtual Events and Webinars
We believe that we are well-positioned to continue expanding our business in these growing market segments as well as continue to effectively penetrate new ones and are continually exploring new ways to innovate our business.
•Enterprise Video Content Management (EVCM) and Online Video Platforms (OVP)
◦The EVCM and OVP market segment is comprised of video-first solutions designed to enable organizations to capture, create, manage, analyze, edit, optimize, distribute, publish, monetize, and engage with on-demand and live video streaming, at scale.
◦Key Projected Growth Drivers:
▪The advent of mobile devices and cloud-based services, increased bandwidth capacity, a shift towards remote work and learning, and a demographic shift to generations that favor video over other data types are expected to increase content creation and consumption.
▪Gen AI-infused experiences are expected to boost content creation, consumption, and impact, and to increasingly replace labor-intensive production services.
•Cloud TV Software
◦The Cloud TV Software market segment is comprised of solutions that power large scale, cloud-based over-the-top (OTT) television streaming services across devices (set-top-boxes, smart TVs, and connected devices) and monetization schemas (subscription, transaction, and advertising-based). This includes both a backend platform for content and user management, and front-end applications for end-user engagement.
◦Key Projected Growth Drivers:
▪Customer migration from legacy IPTV systems to OTT, and from on-premises to cloud, is expected to continue.
▪Gen AI-infused content curation and end-user TV experiences are expected to improve cost efficiencies and to boost engagement and monetization.
•Virtual Events and Webinars
◦The Virtual Events and Webinars market segment is comprised of both synchronous and asynchronous video-first solutions that are used to host virtual and hybrid events and webinars at varying scales, from small group meetings to large multi-day conferences.
◦Key Projected Growth Drivers:
▪Events have increasingly become full or partial virtual experiences, in order to expand reach, reduce costs and increase sustainability, and to increase engagement before, during, and after the events.
▪Gen AI-infused experiences are expected to reduce event production costs and to drive adoption, engagement, impact, and return on investment.

Use Cases
Our platform and products support millions of end users worldwide at home, work, and school, through our enterprise customers who rely on Kaltura to power a broad range of use cases, spanning across both customer and employee experiences. Main use cases include:
•Marketing, Sales and Customer Success: including, for example, live webinar programs for lead generation, large-scale virtual or hybrid events, video publishing in websites and social media, customer video portal, and personalized video messaging.
•Teaching, Learning, Training and Certification: including, for example, lecture capture, virtual classrooms, online learning and training libraries and portals for onboarding, training, compliance programs, micro-learning, and certification pathways.
•Communication and Collaboration: including, for example, intranet knowledge sharing portals and content hubs, social enterprise platforms, virtual events, and employee town halls.
•Entertainment and Monetization: including, for example, live and on-demand Cloud TV services (SVOD, TVOD, and AVOD), live broadcasting, content syndication and publishing, and user-generated content portals.
We distinguish in our financial reporting between revenue and gross profit from Subscription and Professional Services that are attained from customers who use us to address the Entertainment & Monetization use case (“Media & Telecom” reporting segment, or “M&T”), to those that are attained from customers who are using us to address all other use cases (“Enterprise, Education, and Technology” reporting segment, or “EE&T”).
Key Market Trends
The nature of video experiences has transformed in recent years. Several major trends have played a role in this evolution:
•Shift to Remote Work and Education: Organizations worldwide continue to adopt remote and hybrid work and learning arrangements, relying heavily on video to create comprehensive digital experiences at scale. The need for high-quality remote and hybrid solutions has further increased as businesses reduce travel budgets and seek to lower their carbon footprint and further adapt to the remote experiences culture of their audiences. As a result, we have observed a growing demand for integrated video workflows, analytics, and engagement tools that can accommodate diverse use cases from employee collaboration and corporate training, to academic instruction and online events.
•Events are No Longer just In-Person: Marketers and event organizers are increasingly incorporating virtual and hybrid formats into their engagement strategies. Video remains at the core of these experiences, and we experience a corresponding rise in demand for detailed engagement analytics and hyper-personalized content. As organizations seek to connect with audiences both on-site and remotely, comprehensive virtual event solutions that provide high-quality interactivity and robust performance metrics become increasingly essential.
•Growing Importance of Employer Branding: Companies are intensifying their focus on employer branding, both externally to customers and prospects, and internally to recruit and retain talent. This convergence of external marketing and internal communications requires the same level of production quality and user experience for all audiences. As a result, video-based solutions for communications and branding must be flexible, scalable, and consistent in look and feel across different channels.
•Focus on First Party Data: With increasing privacy regulations and evolving consumer expectations, we believe that first-party data has and will increasingly become a strategic asset. Organizations are investing in platforms such as video experience platforms that help them gather and leverage their own user data rather than relying on third-party sources. These capabilities are built to enable deeper audience insights, more effective personalization, and stronger control over compliance and data governance, and better control the organization's secured environments and resources.

•Increased Demand for Vendor Consolidation: Many businesses are seeking to streamline operations and maximize value by consolidating their technology vendors. While cost savings remain an important motivator, organizations are also focused on improving overall efficiency, performance, and agility. Companies increasingly look for comprehensive platforms that address multiple digital transformation needs, such as webinars, virtual events, corporate communications, and live streaming, within a single ecosystem. This approach is intended to reduce complexity, simplify vendor management, and support more cohesive long-term digital strategies.
•Generative Artificial Intelligence on the Rise: The emergence of generative AI has opened new avenues for automating workflows, increasing productivity, and lowering costs across industries and departments. Real-time, automated production of highly personalized, contextually relevant video and other rich media has the potential to substantially boost both the creation and consumption of video experiences. As organizations are expected to produce more rich content, we anticipate growing demand for robust content management solutions and advanced digital experiences. Generative AI has particularly gained popularity among marketing teams, who are leveraging AI-driven tools in a wide range of video-based campaigns. We believe the expanded adoption of Gen AI will continue to influence both technology investments and the strategic direction of video-centric solutions.
•Rise of Over-The-Top (OTT) Video: Television content delivery continues its migration to internet-based (OTT) services, allowing providers to bypass traditional broadcast models and reach consumers directly. At the same time, enterprises, smaller organizations, and even individuals can now produce and distribute video content locally and globally. This shift has driven demand for high-performance, user-friendly, highly customizable platforms that support live and on-demand video, advanced monetization models, and a seamless cross-device viewer experience.
Challenges That Organizations Who Want to Use Video Currently Face
As video continues to grow as a primary medium for communication, collaboration, learning, marketing, and entertainment, many organizations will have to navigate new complexities. In a challenging economic environment, organizations are under pressure to deliver measurable results with reduced budgets and to reinvent themselves amid a fast-evolving Gen AI landscape. Without cohesive video-centric strategies and robust analytics to support those activities, these efforts often fall short of achieving the desired engagement and return on spend. The following are some of the challenges that we have observed organizations frequently encounter:
•Limited integration of video into existing processes, tools and systems: Most video solutions are standalone applications that are not sufficiently integrated into existing workflows and applications. Without deep integration, video experiences do not fulfill their full potential and often fall short of delivering on their intended business impact. For example, marketing departments are under pressure to deliver measurable leads and conversions with increasingly smaller marketing budgets and a pressured B2B marketing funnel. Without deeply integrating video experiences into the lead generation workflows, customer and campaign data, and MARTECH systems, marketing efforts may fail to drive the desired customer engagement and return on investment.
•Dealing with a large number of single purpose and often redundant video applications: Many organizations are working with multiple vendors who offer point solutions for seemingly separable use cases. This also often includes utilizing different providers for on-demand, live, and real-time video, instead of meshing these experiences together. These organizations may suffer from limited functionality, a lack of cohesiveness and inconsistent user experience, disjointed workflows, content silos, and fragmented analytics that lack a holistic view of user behavior. All of this reduces usability and user engagement, adds unnecessary complexities and costs, and lowers return-on-investment, efficiency and productivity.
•Still offering mostly non-personalized lean-back viewing experiences: Many video-based experiences remain “lean-back”, offering minimal engagement and limited data capture. Without personalized interactions and advanced analytics, organizations may struggle to derive meaningful insights or nurture deeper employee and customer relationships. To that end, while the introduction of new Gen AI technology can dramatically boost personalization, organizations often find it difficult to adopt new capabilities and insert them deeply into their workflows.
•Being vulnerable to mission-critical risks and liabilities: Security, availability, resilience and data protection remain top concerns for any enterprise, and even more so for organizations that are operating in regulated sectors.

Video is a complex and demanding data type, and many video solutions fail to fully adhere to the most stringent compliance and governance requirements, resulting not just in limited functionality and adoption, and in unnecessary complexities and costs, but also in greater risks compared to enterprise-grade solutions.
How Kaltura Addresses Organizations' Video Challenges
Customers trust Kaltura to power their video experiences for the following main reasons:
•Advanced, Flexible and Modular Video Content Management: Our API-first architecture and hundreds of APIs, comprehensive software development kits (“SDK”) and Experience Components, and vast ecosystem of integration partners provide to organizations of all sizes across diverse industries the leading content management capabilities with a very high degree of integration, customization and flexibility. We believe this is key to successfully addressing business challenges and needs, security requirements, cost-efficiencies, and user-experiences. For example, in the case of marketing this enables us to deeply integrate into marketing workflows and with third party marketing products, and through that to boost the marketing funnel. To that end, it is noteworthy that Kaltura’s design approach to foster flexibility, modularity, and ecosystem collaboration stems not only from its sound business rationale, but also from our founding values of openness, flexibility, and collaboration. Since our inception we have wholeheartedly believed that video is a great equalizer, connecting people of diverse backgrounds, languages, industries, and accessibility needs, and that by enabling organizations to deeply integrate it into workflows, we help them achieve their own business goals and objectives.
•A Single Platform for All Video Experiences: Kaltura’s extensive and diverse product portfolio is designed to address a broad spectrum of employee and customer experience use cases, while also meeting the distinct needs of multiple functional decision-makers - including Chief Marketing Officers, Chief Information Officers, Chief Technology Officers, and Chief Learning Officers - through a single, consolidated platform. This integrated approach avoids fragmentation of workflows, siloing of content, complexities, and redundant costs, fostering consistency and cost efficiency. Moreover, by owning the entire employee and customer journey we can collect their complete data, generate comprehensive insights, and maximize engagement and business results. This is even more crucial in the age of Gen AI, where having access to the complete data across the entire employee and customer journeys can yield the best insights and business outcomes. For example, in the same aforementioned case of marketing – our offerings span from interactive videos embedded in corporate websites and CMS integrations, to video-driven marketing events and portals, through customer education programs like academies and enablement hubs. This enables us to collect all of the user data and offer consistent engagement throughout their lifecycle, including effective hyper-personalized experiences with the use of evolving Gen AI technologies.
•Heightened Engagement, Interactivity, and Personalization: Our offerings include a wide array of “lean forward” experiences that promote engagement and interactivity. Our Gen AI-powered capabilities and developments, are building on our advanced content management, deep workflow integrations, and enterprise-wide data collection to offer hyper-personalized and hyper-contextualized immersive digital experiences, while designed to address enterprise-grade data integrity and privacy requirements, and adhere to our customers' AI policies.
•Built for Enterprise: Our cloud-native architecture is designed to serve millions of concurrent viewers, supported by high-availability infrastructure, helping facilitate robust mission-critical performance at scale. We meet global data security and privacy requirements through secure deployment options and regional data sovereignty, as well as by adhering to international compliance schemes and certifications such as ISO and SOC 2. In addition, we strive to address the needs of all users by integrating accessibility features that align with recognized global standards, reflecting our commitment to inclusivity. These capabilities also enable us to successfully cater to heavily regulated industries - such as healthcare, government, and financial services. We believe our extensive experience in executing large-scale, highly secure video projects allows us to help organizations achieve meaningful business results without compromising on security, privacy, resilience, and accessibility requirements.

Market Recognition of Kaltura
Our products received multiple awards and industry recognition in 2024, reflecting our continued effort to foster innovation and customer satisfaction. These include:
Industry Recognition
•Gartner’s Market Guide for Meeting Solutions (2025):(1) Kaltura recognized in this report as a “Representative Vendor”
•Gartner’s Magic Quadrant and Gartner’s Critical Capabilities for Event Technology Platforms (2024):(2) Kaltura recognized in these reports.
Awards
•    Digiday Technology Awards (2024): Best Video Management Platform (Winner).
•    MarTech Awards (2024): Best Overall Event Solution Provider, Best Virtual Event Platform (North America).
•    Eventex Awards (2023–2024): Best Webinar Software (Winner, 2023), Best Audience Engagement Technology (Gold, 2024), Best Event Technology (Silver, 2024), Best Virtual Event Platform (Silver, 2024).
•    Event Technology Awards (US & Canada, 2024): Best Virtual / Hybrid Event Platform (Winner).
•    G2 (2024): Multiple “Leader” recognitions, including Mid-Market and Americas segments.
•    Frost & Sullivan's Radar for Media & Entertainment 2024: Named one of top 5 solutions worldwide, highlighting our flexible architecture, modularity and scalability.
•    ‘FEED Special Recognition in AI’ (2024): The magazine’s 2024 Honor List for Kaltura’s Media and Telecom new GenAI features for Streaming Services.
Recognition by Gartner
In 2025, we were recognized in the 2025 Gartner Market Guide for Meeting Solutions.(3) In 2024, we were recognized in the 2024 Gartner Magic Quadrant for Event Technology Platforms(4), the 2024 Gartner Critical Capabilities for Event Technology Platforms(5), and in Gartner 2024 Competitive Landscape: Video Platform Services.(6)
In 2023, we were recognized in Gartner 2023 Market Guide for Event Technology Platforms,(7) the 2023 Gartner Market Guide for Meeting Solutions,(8) and the Market Finder and Use Case Guide for Meetings and Virtual Events.(9)
1 Gartner® Market Guide for Meeting Solutions, By Christopher Trueman, Lacy Lei, Adam Prese, 28 January, 2025
2 Gartner® Magic Quadrant™ for Event Technology Platforms, Christy Ferguson et al., 18 March 2024, and Gartner®, Critical Capabilities for Event Technology Platforms, Christy Ferguson et al., 20 March 2024

3 Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition
4 Gartner® Magic Quadrant™ for Event Technology Platforms, Christy Ferguson et al., 18 March 2024
5 Gartner®, Critical Capabilities for Event Technology Platforms, Christy Ferguson et al., 20 March 2024
6 Gartner®, Competitive Landscape: Video Platform Services, Amol Nerlekar, 18 December 2024
7 Gartner®, Market Guide for Event Technology Platforms, Christy Ferguson et al., 5 June 2023 (This research has already archived)
8 Gartner®, Market Guide for Meeting Solutions, Tapan Upmanyu et al., 21 November 2023 (This research has already archived)
9 Gartner®, Market Finder and Use Case Guide for Meetings and Virtual Events, Christopher Trueman et al., 16 August 2023

In 2021, we were recognized as a Visionary in the 2021 Gartner® Magic Quadrant™ for Meeting Solutions,(10) and we ranked 4th in the ‘External Presentation’ (4.44/5) Use Case, and 5th in the ‘Learning and Training’ (4.32/5), and ‘Webinar’ (4.16/5) Use Cases in the Gartner 2021 Critical Capabilities for Meeting Solutions Report.(11)
2020 and before
We were also recognized as a Representative Vendor in the 2020 Gartner Market Guide for Enterprise Video Content Management.(12) We have been included in Gartner research reports on this since 2013, where we were listed as a Leader for 5 consecutive times in the Magic Quadrant for Enterprise Video Content Management report(13) and ranked highest score in all 4 Use Cases in the last-published Critical Capabilities for Enterprise Video Content Management report.(14) Gartner discontinued publication of this Magic Quadrant for Enterprise Video Content Management report in 2018 and of the correlating Critical Capabilities report in 2019.
Past Recognition by Forrester
In March 2023, we were recognized as a Contender in The 2023 Forrester Wave™: B2B Event Management Technology. In November 2022, we were recognized as a Notable Vendor in The 2022 Forrester B2B Event Management Technology Landscape. In March 2021, we were also cited as a Strong Performer in The 2021Forrester Wave™: B2B Marketing Events Management Solutions.
Customer Recognition
We have also received customer recognition. As of January 29, 2025, we received a rating of 4.2/5 from 5 reviews for Event Technology Platforms(15), and 4.5/5 from 62 reviews for Meeting Solutions(16) and 4.5/5 from 29 reviews for Enterprise Video Content Management(17) by customers on Gartner® Peer Insights™.
GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally, and MAGIC QUADRANT and PEER INSIGHTS is a registered trademark of Gartner, Inc. and/or its affiliates and are used herein with permission. All rights reserved. Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. Gartner Peer Insights content consists of the opinions of individual end users based on their own experiences, and should not be construed as statements of fact, nor do they represent the views of Gartner or its affiliates. Gartner does not endorse any vendor, product or service depicted in this content nor makes any warranties, expressed or implied, with respect to this content, about its accuracy or completeness, including any warranties of merchantability or fitness for a particular purpose. The Gartner content described herein (the “Gartner Content”) represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice
10 Gartner®, Magic Quadrant for Meeting Solutions, Mike Fasciani et al., 7 October 2021 (This research has already archived)
11 Gartner®, Critical Capabilities for Meeting Solutions,Tom Eagle et al., 7 October 2021
12 Gartner®, Market Guide for Enterprise Video Content Management, Stephen Emmott et al., 28 September 2020 (This research has already archived)
13 Gartner®, Magic Quadrant™ for Enterprise Video Content Management, Stephen Emmott et al., 28 November 2018 (This research has already archived)
14 Gartner®, Critical Capabilities for Enterprise Video Content Management, Stephen Emmott et al., 29 March 2019 (This research has already archived)
15 Gartner®, Peer Insights™, Kaltula in Event Technology Platforms, https://www.gartner.com/reviews/market/event-technology-platforms/vendor/kaltura/product/kaltura-events
16 Gartner®, Peer Insights™, Kaltura in Meeting Solutions, https://www.gartner.com/reviews/market/meeting-solutions/vendor/kaltura/product/kaltura-video-communications-and-collaboration-suite
17 Gartner®, Kaltura in Enterprise Video Content Management, https://www.gartner.com/reviews/market/enterprise-video-content-management/vendor/kaltura/product/kaltura-video-platform

Forrester does not endorse any company, product, brand, or service included in its research publications and does not advise any person to select the products or services of any company or brand based on the ratings included in such publications. Information is based on the best available resources. Opinions reflect judgment at the time and are subject to change. For more information, read about Forrester’s objectivity at https://www.forrester.com/about-us/objectivity/.
Customers and Industries
As of December 31, 2024, we served approximately 850 customers18, including several of the world’s leading brands across multiple industries, such as technology, higher education and K-12, regulated industries (banking, government, healthcare, and life sciences), professional and commercial services (consulting, manufacturing, retail, real estate, and nonprofit organization), and media and telecommunications. We serve 27 of the U.S. Fortune 100, and more than 50% of the top U.S. research universities (R1 Research Institutions). Additionally, our solutions power major global TV initiatives. Most of our customers leverage several Kaltura products for a range of use cases across their organization.
Our customers are global, spanning 53 countries, and during the year ended December 31, 2024, our technology reached end users in over 200 countries. For the year ended December 31, 2024, approximately 53% of our revenue was generated from customers in the Americas, 38% from customers in EMEA and 9% from customers in APAC. We have sold our products to customers of all sizes, selling to large global enterprises as well as more recently to small and medium enterprises (“SMEs”).
As of December 31, 2024, our customer base included 290 customers with annualized recurring revenue (“ARR”) greater than $100,000 and 30 customers with ARR greater than $1.0 million.
The following are our main target industries, and their main use cases with our offerings:
•Technology
◦Major technology companies such as cloud service providers, enterprise and consumer software providers, semiconductor manufacturers, and EdTech vendors use Kaltura for deep video integrations into their applications, large-scale virtual events, marketing programs, customer engagement, learning and development, employee experience, and partner training and certification.
◦We serve approximately 30% of the top 50 global technology companies.
•Higher Education and K-12
◦Leading research universities, community colleges, and K-12 school systems use Kaltura for virtual classrooms, lecture capture, interactive video learning deeply integrated into Learning Management Systems and university systems, serving student and faculty in online and on-site classes, as well as career development, marketing and alumni relations.
◦We serve more than 50% of R1 schools in the U.S.

18 As previously disclosed, in 2024, we updated our customer count methodology to treat subdivisions of the same legal entity (for example, divisions of a parent company or separate campuses that are part of the same state university system), as well as Value-add Resellers (“VARs”) (meaning resellers that directly manage the relationship with the customer) and the customers they manage, to be a single customer. The change in methodology results in a decrease to our reported customer count as compared to the calculation under our prior methodology.

•Regulated Industries
◦Organizations within highly regulated sectors such as banking, government, healthcare, and life sciences - rely on Kaltura to meet stringent security and compliance requirements across various use cases, including customer interactions, partner training, corporate communications, learning and development, and knowledge sharing. We also cater to vertical-specific solutions such as Wealth Management and Patient and Partners Engagement digital experiences.
◦We serve approximately 24% of the top 50 financial services and insurance institutions, 6 out of the 10 largest pharma and healthcare providers, and various government entities globally.
•Professional and Commercial Services
◦We define professional and commercial services to include industries such as consulting, manufacturing, retail, real estate, and nonprofit organizations. These entities leverage Kaltura for internal communications, training, customer engagement, partner enablement, and marketing campaigns.
◦Our customer base includes three of the Big Four accounting firms and 4 out of the 10 largest Automotive Manufacturers.
◦Media & Telecom
◦Telecom operators, media networks, and OTT streaming platforms utilize Kaltura for large-scale live streaming, content management, multi-device viewing, and advanced monetization.
◦Kaltura works with top global telcos and leading media and entertainment companies to deliver direct to consumer and end to end television services globally.
Growth Strategies
We intend to drive growth by executing on the following key strategies:
•Grow Our Existing Customers: Most of our customers use multiple Kaltura products, and many do so across multiple use-cases and buyers. We plan to sell more to our existing customers by providing them more products and capabilities (existing and new) and addressing additional use cases. For example, in 2024 we continued expanding our customers use-cases from internal in-house use for their employees (e.g. employee training and communication), to also external (e.g. customer and prospect marketing, and partner training). We expect to see continued increase in usage of our products, by way of more video creation and consumption and more end-users. We expect our customers will consolidate around a single video vendor to grow and believe that Kaltura is ideally situated to be that single vendor. For the years ended December 31, 2024 and 2023, our Net Dollar Retention Rate (as defined below in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations”) was 100% and 101%, respectively.
•Secure New Customers Within our Current Markets: Kaltura is already trusted by top large enterprises, leading education institutions, and prominent Media & Telecom companies. We believe we have a significant opportunity to expand our presence in these markets, especially with Global 2000 companies. We have a well-tuned sales and marketing operation, which we expect will drive both geographic and vertical expansion.
•Expand our Product Offering for our Existing Markets: We plan to continue leveraging our flexible and extendable platform to expand our product portfolio to include more advanced capabilities and power more use cases. For example, since 2020, we have introduced our Events & Webinars and Virtual Classroom products, and a set of new TV applications for viewers using TVs, PCs, tablets, and mobile devices. We have recently also launched a suite of Gen AI capabilities which we believe will start impacting revenues in 2025.
•Expand into New Markets: We are continuing to pursue our plan to gradually expand down market from large enterprises to also power SMEs through making our products more self-operated, and advancing our inside-sales marketing, sales, and operations practices. We also plan to expand in the future into new markets by introducing new industry solutions, for example for the financial services and healthcare markets.

•Accelerate through Partnerships and Mergers & Acquisitions: We plan to increase the breadth of partnerships with our technology partners, further allowing us to provide the most comprehensive video solutions to our customers. Additionally, we intend to continue to explore potential M&A initiatives that could enhance our capabilities, increase our market share in markets we already operate in, or open up new markets.
Product

Immersive AI-infused "video first" products

Leadership masterclass

Video portal

LMS & CMS extensions

Virtual events & webinars

Virtual classroom

Playoff Recap

TV streaming apps

Platform - APIs, experience components, consoles and marketplace integrations

Video content management system (VCMS), incl. RTC

TV content management system (TVCMS)

Markets

EVCM & OVP

Virtual events & webinars

Cloud TV software

Kaltura’s Video Experience Cloud is designed to meet the variety of customers’ needs to effectively engage employees and customers through video-first and TV experiences, and boost business results. It includes a cloud-native video and TV content management platform that serves as a foundation for our broader suite of immersive Gen AI-infused “video-first” products, including Video Portals, LMS & CMS Video Extensions, Virtual Events & Webinars, Virtual Classrooms, and TV Streaming Applications.
Our platform and products are highly modular, scalable, and interoperable, stemming from our API-first architecture and our hundreds of APIs, SDKs, and modular Experience Components (embeddable Kaltura components with an end-user interface). Our unified, flexible underlying architecture is designed to allow our customers to heavily customize and deeply integrate our products into their workflows and systems, to consolidate around Kaltura as a single vendor to power all employee and customer video use cases, to best benefit from the emerging capabilities of Gen AI-infused video experiences, and to scale up successfully with the required stability, compliance, and security.
While certain offerings focus on specific market segments and/or use cases, many of our products cut across them, enabling customers to uniformly address workflows that run the gamut from internal employee training to external customer and prospect engagement, to large-scale consumer-facing TV offerings, under a single, integrated infrastructure.
The following provides information on our foundational platform, and on the products that run over it to address a wide range of video-centric requirements.

Platform for Video & TV Content Management: APIs & SDKs, Experience Components, Consoles and Marketplace Integrations

Marketplace Integrations & Partnerships
aws
Adobe
AtoS
Kollective
Hive Streaming
swoogo
epiphan video
webex
stripe
inplayer
anthology
POWTOON
idomoo
Amberscript
3PlayMedia
CITRIX
zoom
THETALAKE
broadpeak
MAVICE
AI MEDIA
vrtuvent
Consoles
Kaltura Management Console (KMC)
Kaltura Admin Console
TV Operator Console
Experience Components
Video Capture & Recording Tools
Web Video Editor
Web Captions Editor
AI Video Enrichment Tools
AI Data-based Live Session Assistant
Interactive Web Meeting Room
Web Chat & Collaboration
Embedded Media Search
Native Mobile & TV Video Players
Embedded Media Ingestion
Interactive Video Composer
Media Analytics Dashboards
AI Content Lab
Web Media Players
Video Messaging
Embeddable Showcase & Galleries
AI Class & Work Genies
AI Powered TV
APIs
Media Ingestion
Media Transcoding & Packaging
Live & Simulative Video Broadcast
Video Recording & Scheduling
Streaming & Distribution
Real Time (WebRTC) Video
Commerce & Payments
Household & Subscriptions Management
Users Segmentation Engine + AI Models
Origination & Dynamic Ad Insertion
Adapters API
Timed Metadata, Quiz & Polls
Media Search & Discovery
Media Content Management
On-the-fly Video & Image Transformation
Application Provisioning & Billing
Chat & Notifications
EPG
Device Management
Search, Discovery, Recommendation
Catalogue Management Live & VOD
Workflows Manager
Interactive Video Paths
Media Access Control, Security & SSO
Data Sharing Connectors
Media Experience Analytics
Media Editing & Repurposing
Users & Registration Management
Multi-DRM
Business Analytics & Data Lake
Rights & Lifecycle Management
Time-Shifted TV Services
QoE & User Engagement
Markets
EVCM & OVP
Virtual Events & Webinars
Cloud TV Software

Kaltura’s platform includes video and TV content management systems that are comprised of APIs & SDKs, Experience Components, consoles, and Marketplace integrations. They are designed to streamline the creation, management, and delivery of enterprise video and TV experiences. Key capabilities include:
•Development tools: Comprehensive APIs and SDKs that enable developers to build custom video-first workflows and embed video functionalities into existing workflows, applications, and websites.
•Embeddable Experience Components: Modular end-user facing building blocks that can be tailored and customized to match branding guidelines, user experience requirements, and specific operational needs.
•Consoles and Marketplace Integrations: Administrative interfaces and third-party integrations that support efficient deployment and management of video content across diverse ecosystems.
•Video Content Management System (VCMS): A comprehensive solution for digital asset management, designed for a secure, enterprise-grade environment. It addresses the entire lifecycle of video content, from creation and transcoding through storage, search, distribution, publishing, engagement, analytics, and monetization, designed to enable organizations to deliver both live, on-demand, and real-time-communication video experiences, interactive functionalities, and advanced analytics.
◦Key Capabilities: VCMS provides centralized media management for storing, categorizing, and distributing video assets, underpinned by enterprise-grade security features aimed at supporting global data privacy and regulatory requirements. Its API-first architecture, SDKs, and configurable Experience Components (as detailed in the picture above) facilitate seamless embedding of video workflows, across applications and websites. The solution also supports live events, VOD, and WebRTC-enabled communications, allowing businesses to manage and optimize a wide array of video experiences.
◦Key Use Cases: VCMS is designed to power media management and immersive video experience in a broad variety of use cases and applications. Its flexibility and scalability make it suitable for organizations of any size, and it is often deeply integrated into broader technology ecosystems or commercial products.

◦Key Gen AI-Infused Features: VCMS includes Gen AI-infused capabilities such as automated content summarization, in-video quiz generation, automated intelligent video editing, and Gen-AI enhanced search, discoverability and user engagement. These features seek to provide data-driven insights and targeted content experiences, helping organizations to realize more value from their content and create new personalized video experiences.
◦Differentiators: We believe VCMS is differentiated by its highly scalable architecture, deeply flexible integration options, and introduction of evolving Gen AI capabilities, which together enable customers to centralize and streamline their video-first experiences across their various business functions.
•TV Content Management System (TVCMS): A large-scale cloud-based OTT solution designed to enable personalized, always-on television experiences across millions of concurrent viewers. It supports a variety of distribution and monetization models, and offers a scalable, flexible, and cost-effective infrastructure for TV operators, media companies, and other direct-to-consumer services.
◦Key Capabilities: TVCMS powers cloud-native telco-grade on-demand and live-linear TV services across many device types (set-top-boxes, smart TVs, and connected devices). It provides a diverse and flexible set of monetization options, including SVOD (Subscription Video on Demand), TVOD (Transactional Video on Demand), and AVOD (Advertising Video on Demand). It also incorporates ‘super-aggregation’ capabilities that unify multiple content sources into a single cohesive viewer experience, with robust analytics that provides insights into user behavior.
◦Key Use Cases: TVCMS is designed to power large-scale streaming services and operator-managed TV platforms. Its scalability, combined with the ability to aggregate content from multiple sources, makes it suitable for providers looking to deliver a seamless, personalized experience to diverse audiences and across multiple devices, leveraging multiple business models.
◦Key Gen AI-Infused Features: TVCMS leverages Gen AI-based personalization designed to deliver content recommendations based on individual preferences and consumption patterns, which can be utilized by our customers according to their respective policies. Furthermore, automated Gen AI-based metadata enrichment streamlines and enhances content curation, discoverability, localization, and monetization.
◦Differentiators: We believe TVCMS is differentiated by its robust scalability, multi-format monetization support, and AI-powered personalization. Furthermore, we have vast experience in seamlessly and smoothly migrating customers from legacy IPTV providers to our modern Cloud TV offering. Together, these advantages allow our customers to manage, distribute, and monetize large-scale content libraries efficiently while delivering a high-quality, customized viewing experience.
Immersive “Video First” Products
•Video Portal (with Video Messaging): An enterprise-grade hub designed to centralize video creation, management, and collaboration. By integrating with existing corporate systems, it aims to provide secure, customizable user experiences for both internal and customer-facing communication.
◦Key Capabilities: Our Video Portal offers modular components for departmental content distribution and deep white-labeling, ensuring alignment with corporate branding. It integrates with Single Sign-On (SSO), intranet portals, marketing tools, and other enterprise applications, providing customizable workflows for video messaging and collaboration. Enterprise-grade security and compliance features are built in, supporting data privacy requirements.
◦Key Use Cases: This solution is used for corporate communications, employee training, customer engagement, marketing initiatives, and user-generated content workflows. Its modularity and integrations make it suitable for organizations seeking to unify various video-based activities under a single platform.
◦Key Gen AI-Infused Features: Gen AI-driven tools offered in the Video Portal can assist in generating automated transcripts, editing content, and tagging metadata for improved search and discovery. These features aim to reduce production overhead, enable more personalized viewing experiences, and provide insights into user engagement.

◦Differentiators: We believe Video Portal is differentiated by its flexible design system, comprehensive security measures, and availability of Gen AI-infused video workflows. These capabilities help organizations increase productivity and user engagement while maintaining strict data governance across multiple departments and use cases.
•LMS & CMS Video Extensions: Solutions that embed video creation, management, engagement, and analytics directly into widely used learning management systems (“LMS”) and content management systems (“CMS”).
◦Key Capabilities: : Our extensions integrate with leading platforms such as Blackboard, Canvas, Moodle, SharePoint, Adobe Experience Manager, and automate content ingestion and interaction with Zoom, Cisco Webex, and Microsoft Teams. Powered by our VCMS, these integrations aim to streamline and centralize media storage and unified analytics that track user engagement across multiple environments. Secure workflows simplify content creation, distribution, and moderation.
◦Key Use Cases: These extensions support both academic and corporate settings. In education, they facilitate interactive lectures, flipped classrooms, and online assessments. In enterprise scenarios, they enable training, onboarding, internal communications, and marketing. By embedding video directly into existing platforms, organizations can streamline workflows without disrupting familiar user interfaces.
◦Key Gen AI-Infused Features: Gen AI-infused functionalities include interactive elements such as interactive in-video quiz generation, and automated speech recognition for accessibility. These tools are designed to help improve user engagement, knowledge comprehension and reduce manual processes.
◦Differentiators: We believe LMS & CMS Video Extensions are differentiated by their ability to enhance productivity and user engagement through seamlessly integrating secure, Gen AI-infused video capabilities into everyday workflows, according to the customers taste and needs. This approach supports institutional branding, accessibility, and compliance requirements and designed to enable a richer, more efficient learning and communication experience.
•Virtual Events & Webinars: A comprehensive solution designed to create, manage, promote, and host virtual and hybrid events of any scale, from product launches and training sessions to large conferences and sales kickoffs.
◦Key Capabilities: Our offering includes event management tools for scheduling, participant registration, hybrid in-person check-in, pre-event engagement and promotion, during-event live experiences and audience interactions, and post-event VOD catchup, audience follow-up, and online community engagement. Advanced security settings aim to safeguard sensitive content, while customizable design elements allow deep white-labeling and branding throughout the event lifecycle. Analytics provide insights into real-time and post-event audience behavior, helping measure return on investment.
◦Key Use Cases: Organizations leverage Virtual Events & Webinars for corporate communications, press briefings, virtual conferences, marketing programs, and educational programs. The ability to handle both private and public events, coupled with scalability and data-driven performance metrics, makes this solution adaptable to diverse organizational needs.
◦Key Gen AI-Infused Features: Gen AI-infused tools include a Realtime Event Assistant that was designed to analyzes live sessions and audience mood and suggests interactive elements (Q&A, polls, chats, gamification) to increase attendee engagement. Automated recommendations and personalized notifications can further enhance event participation. Personalized agenda and content paths are aimed to create unique hyper-personalized user experiences that drive more value from the event content during and post-event.
◦Differentiators: We believe Virtual Events & Webinars is differentiated by its robust security, customizable interfaces, and Gen AI-driven engagement features offering, which collectively can enable organizations to extend the impact of their events and gain valuable audience insights.
•Virtual Classroom: A cloud-based WebRTC environment designed for academic institutions, corporate training, continued-education programs, and customer-success teams, offering interactive features aimed at improving learning and development effectiveness and learner engagement.

◦Key Capabilities: Our Virtual Classroom provides persistent, browser-based rooms that preserve pre-set content and configurations. It includes interactive tools, such as whiteboards, polls, and breakout rooms, reactions, high-quality media playback, and interactive presentations. It fosters collaboration while session recording and moderation enhance oversight and replay value. It includes post-session learner engagement and participation analytics, and integrations with learning management systems (LMS) that help maintain a unified user experience.
◦Key Use Cases: This solution addresses higher education, K-12, continued-education programs, corporate training, employee onboarding, and customer and partner education programs. Its flexible design supports a range of learning formats, from small group tutorials to large-scale online courses and compliance sessions.
◦Key Gen AI-Infused Features: Automated Gen-AI based captioning and transcription designed to address global accessibility requirements, Gen AI-based background replacement and audio quality improvement as well as a real-time interaction assistant aims to help instructors deliver highly engaging and compliant learning experiences.
◦Differentiators: We believe the Virtual Classroom’s ease of integration, Gen-AI infused engagement and interactivity capabilities, and built-in accessibility tools address a broad spectrum of teaching and training scenarios, enabling institutions and enterprises to deliver engaging, effective learning experiences at scale.
•TV Streaming Apps: Multi-platform applications designed to deliver engaging, personalized viewing experiences across set-top-boxes, smart TVs, and connected devices, supporting live and on-demand content across a variety of integrated experiences and business models.
◦Key Capabilities: TV Streaming Apps feature tools like Hero Rail, Maxi Player, Zapper, and Voice Search, making it easier for users to discover and navigate content. They also support fast channel zapping, multi-DRM protection, and integrations for “super-aggregation”, enabling diverse and centralized content delivery. Multiple monetization models, ranging from subscription and ad-supported (FAST/AVOD) to transactional and pay-per-view TV provide flexible revenue strategies.
◦Key Use Cases: Service providers, operators, and content aggregators employ TV Streaming Apps to launch or expand direct-to-consumer streaming services, manage multi-channel TV solutions, and reach audiences on a variety of devices.
◦Key Gen AI-Infused Features: Gen AI-infused personalization designed to offer user-specific content recommendations, while enriched metadata improves search and discovery. Analytics can help optimize viewer engagement and refine monetization approaches through data-driven decision-making.
◦Differentiators: We believe our TV Streaming Apps enable content providers to quickly scale their offerings, deliver compelling user experiences, and tap into new revenue opportunities, supported by the combined power of multi-device distribution and AI-driven personalization.
Recently Introduced Gen AI Capabilities
During 2024 we developed, launched and offered several Gen AI-based offerings that are not yet contributing material revenue, but in our view represent a potential for meaningful increased future growth. These capabilities expand upon our existing video technology stack by providing new ways to enrich content, personalize user experiences, and automate manual processes. We believe their appeal may grow as organizations increasingly seek secure, Gen AI-based solutions that align with stringent data governance and privacy requirements. Below is an overview of some of these capabilities and developments:
•Gen AI-Powered Content Lab: Designed to help users elevate and repurpose their video content. It offers automated video quizzes, text summaries, chaptering, and clip creation, allowing organizations to automatically transform existing videos into powerful, reusable assets. By making it simpler to enhance engagement, improve discoverability, and tailor content to different audiences, we believe the AI Content Lab can drive increased value from existing media libraries and help organizations realize more value from their content, at greater affordability and with faster time to market.

•Gen AI-Powered ‘Work Genie’: A video-first organizational knowledge agent that is designed to deliver hyper-personalized insights and interactive content paths to employees, customers, and partners by referencing only verified internal knowledge bases.
•This approach is intended to facilitate reliable, context-specific information while helping businesses maintain data security. We believe the demand for Gen AI-powered workflows that respect strict privacy, and regulatory standards will continue to grow.
•Gen AI-Powered ‘Class Genie’: A video-first personal tutor, tailored for educational institutions. It is designed to operate exclusively within an institution’s validated content repositories, providing hyper-personalized learning pathways such as video snippets, flashcards, quizzes, and podcasts. By attempting to eliminate misinformation and focusing on customized educational experiences, we believe Class Genie can greatly improve learning outcomes and engagement.
•Gen AI-Powered TV Experience: Tailored to enable metadata generation and management, including captions, translations, dubbing, and highlights. Additionally, it includes a user-controlled conversation interface designed to leverage enriched metadata, such as mood, sub-genres, and contextual tags, to deliver highly personalized recommendations. We believe these enhancements can deepen viewer engagement and help media providers differentiate their offerings in a competitive streaming market.
•Gen AI-Powered ASR (Automatic Speech Recognition): Provides video captioning, transcription and translations, aiming to boost accessibility and compliance while also improving the overall user experience. By automating the captioning process, we can reduce operational overhead, improve cost-efficiencies and broaden content reach to a variety of audiences.
•Gen AI-Powered Email Notifications Engine: Provides automated customized outreach for event-related engagements, designed to enable more targeted follow-ups and improve attendee participation. By streamlining communications, we believe organizations can bolster the success of virtual and hybrid events.
•Gen AI-Powered Realtime Event Assistant: Designed to analyze live sessions in real time, monitor chat interactions, gauge audience sentiment, and suggest interactive activities (e.g., polls, Q&A, gamification) to heighten engagement. This functionality can help organizations gather immediate feedback and adapt content on the fly.
•Gen AI-Powered Noise Cancellation: Reduces background noise to enhance audio clarity, supporting more professional and polished online presentations, webinars, and virtual events.
•Gen AI-Powered Real-Time Background Replacement: Provides users with a more polished and compliant on-screen presence by removing or replacing the background during live video or recorded sessions.
While these new Gen AI capabilities launched in 2024 have not contributed material revenue to date, we believe they may serve as important growth drivers as customers increasingly adopt Gen AI-based applications. We intend to continue refining and expanding these solutions in response to evolving market demands and regulatory considerations, although there can be no assurance of their adoption level and eventual financial impact.
Technology
Our business has been driven by constant innovation while anticipating trends ahead of other participants in the market. We believe we are one of the first organizations to have recognized the importance and mission-critical nature of video experiences in enterprises.
Kaltura's offerings natively support, and integrate with each other, live broadcast, real-time communications, and VOD playback, and address their entire lifecycle. They also support other digital media types such as audio files (e.g., podcasts) and images, including PDFs. They provide video-first and TV-based employee and customer experiences that are built upon robust content management capabilities, deep integration into workflows and Gen AI-infused hyper-personalized and hyper-contextualized engaging and interactive experiences.
We believe that the sustainable differentiation and success of our Video Cloud stems from the unique “Lego-like” modular approach that we have followed ever since our inception.

We have built our platform and products from the bottom up with an API-first approach that enables deep integrations, customizations, and interoperability across products and user cases. Coupled with our robust software development kits (“SDKs”) and highly configurable Experience Components customers can tailor workflows, maintain custom branding, and embed video features deeply into nearly any of their workflows, applications, and environments. Moreover, our technology stack has been built to address large enterprise needs from day one, supporting large-scale mission critical deployments with high reliability, performance, compliance, accessibility, and security.
The following are key attributes of our technology:
•API-First Architecture & Flexibility: Our API-first architecture provides heightened flexibility, modularity, and customizability, enabling customers to integrate deeply into any workflow or application. Our embeddable Experience Components and robust SDKs provide extensive white-labeling and brand control capabilities. This approach supports the development of customized and vertical-specific solutions and is designed to maintain robust security controls and unified analytics at scale. We believe this architecture allows us to address diverse business needs across industries and use cases, from small departmental deployments to enterprise-wide implementations.
•Extensibility & Integrations: We have a large ecosystem of partners and offer integrations with leading technological platforms and service providers across a range of functions, including for example internal networking, content production, event services, and marketing automation. Built on robust APIs, SDKs, and Experience Components, our architecture is designed to meet stringent data security and privacy requirements for heavily regulated sectors. This extensibility is intended to help organizations seamlessly adapt our solutions to their existing infrastructure and workflows and customize their experience with a handful available add-ons.
•Global Infrastructure & Scalable Architecture: We employ a cloud-native, virtualized design that leverages multi-CDN technology to serve global audiences securely and reliably. To address data sovereignty requirements, we offer multiple hosting options, including shared and dedicated SaaS regions as well as on-premises, air-gapped deployments. This flexibility, combined with robust data privacy controls, comprehensive monitoring and strict SLAs, helps ensure high availability and minimal downtime, even in heavily regulated markets worldwide. While most of our customers utilize our public cloud Software-as-a-Service (“SaaS”) offering provided globally in shared or dedicated regions, certain customers, particularly in heavily regulated industries, opt for managed, hybrid, private, or air-gapped deployment models.
•Security, Privacy and Compliance: We use encryption at rest and in transit, tokenization, and hold-your-own-key capabilities. Our comprehensive security controls include multi-factor authentication (“MFA”), web application firewalls (“WAF”), and distributed denial-of-service (“DDoS”) protection. We maintain certifications under ISO/IEC 27001, ISO 27701, ISO 27799, ISO 22301, and SOC 2 Type 2, and are self-certified under the EU-U.S. Data Privacy Framework (“DPF”), including UK and Swiss extensions.
•Best Practice Development Processes: We employ an enterprise-grade secure software development lifecycle (“SSDLC”) adhering to ISO, CIS, NIST, and OWASP standards. Ongoing monitoring, automated testing, and vulnerability management help maintain code quality and security.
•Responsible Data and AI Practices: Our platform and products collect and analyze data based on direct user interactions with video content, often referred to as “first-party data”, rather than relying on information gathered or licensed from external entities. By operating on first-party data, we believe our platform enables organizations to comply with increasingly stringent privacy regulations that restrict the use of third-party data. This approach provides deeper insights into audience engagement, allowing customers to refine their strategies while mitigating compliance risks. As a result, organizations can strengthen user relationships and increase the overall value derived from their video initiatives. As for Kaltura’s AI principles, our approach emphasizes accountability, transparency, fairness, and continuous improvement. We do not use customer data to train third-party AI models. AI capabilities are incorporated to enhance content enrichment and repurposing without compromising security or privacy.
We believe these combined elements, namely, flexibility & extensibility, scalability & security, best-practice development processes, and responsible data & AI practices, strengthen our sustainable competitive advantages, and support our ability to continue and deliver best-in-class video products and services.
In our operations, we handle personal information and other sensitive data related to users of our services, our employees, contractors, and other third parties. As a result, we are subject to various data privacy and protection laws, which continue to evolve and may pose significant compliance challenges.

For more information on the legal framework and associated risks, see Part I, Item 1A. “Risk Factors—Risks Related to Information Technology, Intellectual Property and Data Privacy and Security.”
Partner Ecosystem
We have established an extensive ecosystem of technology provider and system integrator partners that integrate with our offerings to extend our platform and products’ capabilities. These partnerships make available to our customers Kaltura-certified partner solutions that provide, for example, enhanced content creation, transcription, network optimization, encoding, analytics, lecture capture, and content delivery. We also partner with agencies and system integrators that at times deliver certified Kaltura services to joint customers. We offer our partners solutions through our marketplace, where we feature a range of plugins and out-of-the-box integrations with our technology. The partner ecosystem enables our customers to discover and more easily integrate new technologies that enhance their existing Kaltura offerings, and ultimately increase their overall satisfaction and retention. We believe that our partner ecosystem will continue to expand in 2025.
Competition
We believe our Platform and Products position us well to compete with other video solution providers. Our key competitors vary based on market segment:
•EVCM & OVP: Microsoft, AWS, and Vimeo
•Virtual Events & Webinars: Microsoft, Zoom, and ON24
•Cloud TV Software: Comcast, Synamedia and MediaKind
We believe the principal competitive factors in our markets include, but are not limited to:
•Breadth, depth, and scale of products, APIs and developer tools;
•Ability to support all types of video interactions, including live, real-time, and on-demand, as well as non-video digital assets;
•Ability to cater to numerous use-cases with interoperable products and unified analytics;
•Ability to provide engaging, interactive, and personalized experiences;
•Ability to innovate quickly;
•Ease of customization and integration with other products;
•Support of various deployment options (including regional and dedicated environments);
•Data capabilities, including advanced analytics and Gen AI;
•High-availability and global presence;
•Enterprise-grade reliability, security, and scalability;
•Quality of service and customer satisfaction;
•Total cost of ownership and time to value;
•Brand recognition; and
•Corporate culture.
We believe that our combination of advanced Gen AI-infused video-first and TV capabilities, robust API-first secure architecture, embeddable Experience Components, and flexible products and deployment options sets us apart in a competitive landscape. Our focus on enterprise governance and security, exemplified by stringent data protection features, dedicated environments, and global availability, enables customers to adopt video-centric workflows at scale with confidence.

Our products and Experience Components generate valuable first-party data that enrich our comprehensive analytics and business insights, helping organizations drive engagement, streamline operations, and achieve faster time to value. In addition, our broad product portfolio is designed to serve the converging needs of live, on-demand, and real-time communications, and to support customers’ plans to consolidate around one vendor across products and use cases, to power both employee and customer experiences. Moreover, we believe such consolidation can help customers make the most out of hyper-personalized and hyper-contextualized Gen AI-infused experiences. We believe our brand reputation, track record of innovation, and commitment to responsible Gen AI further reinforce our differentiated position, equipping us to address evolving market demands and to deliver long-term value to our customers and shareholders.
Sales and Marketing
We market and sell our offerings primarily to medium to large enterprises, across a diverse array of industries including technology, education, regulated industries, professional and commercial services, and media & telecommunications. While most of our offerings apply to customers of all industries, some of them are more tailored for specific industries such as education, media & telecom, and financial services/wealth management.
When our offerings are used for internal events, communication, collaboration, training, or learning, the primary buyers are chief technology officers (“CTOs”), chief information officers (“CIOs”), and heads of learning and development. In the case of marketing-related use cases (e.g., webinars and external events), the primary buyers are chief marketing officers (“CMOs”). Furthermore, we offer our application programming interfaces (“APIs”) and developer tools to all our target markets, either as standalone offerings or bundled with our other solutions. Buyers for these API and developer tool offerings are typically CTOs.
We currently serve customers in 53 countries. Our key markets include the United States, United Kingdom, Germany, and France. Other markets include: Switzerland, the Netherlands, the Nordics, Italy, Spain, Singapore, Hong Kong, and Australia.
Our primary go-to-market strategy is direct sales, where our account executives and customer success managers cultivate and maintain long-term strategic relationships with enterprise customers. We define our “enterprise customers” as customers with more than 5,000 employees and/or that pay us more than $60,000 in annualized recurring revenue (“ARR”).We consider subdivisions of the same legal entity (for example, divisions of a parent company or separate campuses that are part of the same state university system) as well as Value-add Resellers (“VARs”) (meaning resellers that directly manage the relationship with the customer) and the customers they manage, to be a single customer. These customers represented in 2024 more than 96% of our subscription revenue. In addition, we have a small, dedicated sales and accounts team that manages commercial and small to medium business (“SMB”) accounts. These are customers with less than 5,000 employees and/or that pay us less than $60,000 ARR. These customers represented in 2024 less than 4% of our subscription revenue.
Our sales and accounts team focuses on both new customer acquisition and existing customer expansion, supported by customer success managers who drive adoption, usage, and overall customer satisfaction.
Business Development and Channels: We have established strategic partnerships with some of the world's top tech firms, integrators and value-add resellers, to cater to their advanced needs and to establish co-sell, re-sell and OEM relationships. In 2024 we reaccelerated our focus on cultivating channel sales partnerships for co-sell and sell-through initiatives. This effort began to yield preliminary heightened results, and we expect channel sales to continue expanding over time.
Our marketing efforts are designed to enhance brand awareness and generate sales leads through thought leadership, participation in industry events, industry analyst and media coverage, customer referrals, community engagement, and company-hosted conferences and regional customer user-groups, such as “Kaltura Connect”. Additionally, we utilize digital marketing campaigns and make free trials available for many of our products to encourage product engagement and expedite the sales cycle.
Intellectual Property and Data Privacy
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property rights we deem as appropriate. To establish and protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws, know-how and continuing innovation, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements.

As of December 31, 2024, we owned eight issued U.S. patents and ten non-U.S. patents. The issued U.S. patents are expected to expire between 2025 and 2035.
We have registered certain of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. As part of our brand protection strategy, we filed trademark registrations in the United States and in some other jurisdictions. As of December 31, 2024, we owned five registered trademarks in the United States and nine registered trademarks in foreign jurisdictions, including the European Union and Brazil, that we consider material to the marketing of our products, including the “Kaltura” name and logo.
We generally seek to enter into confidentiality agreements and proprietary rights agreements with our employees and consultants and to control access to, and distribution of, our proprietary information. However, we cannot guarantee that all applicable parties have executed such agreements. Such agreements can also be breached, and we may not have adequate remedies for such breach.
Intellectual property laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated. Furthermore, the laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform and many of our products and services incorporate software components licensed to the general public under open-source software licenses. We also obtain some components from software developed and released by contributors to independent open-source components of our platform. Open-source licenses grant licensees broad permissions to use, copy, modify and redistribute certain components of our platform. As a result, open-source development and licensing practices can limit the value of our proprietary software assets.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, obtain or circumvent and use our technology to develop products and services with the same functionality as our platform. Policing unauthorized use of our technology is difficult. Our competitors could also independently develop technologies like ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products and services incorporating those technologies. Some competitors and other third parties may pursue offensive patent registration and litigation practices to try to block or monetize our and our customers' use of our technologies. For more information regarding the risks relating to intellectual property, see Part I, Item 1A. “Risk Factors—Risks Related to Information Technology, Intellectual Property and Data Privacy and Security.”
Human Capital Resources
As of December 31, 2024, we had 563 employees operating across 24 countries and 5 continents.
We embrace hybrid work arrangements and provide competitive compensation and equity incentive plans to attract and retain top talent.
We are passionately committed to our founding values of openness, flexibility, and collaboration. We also believe that they are integral to delivering transformative video solutions, and that ‘videofying’ the world brings about increased democratization, pluralism, and equality.
We strive to maintain an inclusive culture, emphasizing equality, well-being, and a sense of shared purpose. Our culture embraces our employees’ differences in age, race, gender and gender identity, sexual orientation and nationality, and it is our policy that employment decisions not be made on the basis of these or any other legally protected characteristics.
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
The nature of our activities and our global presence and operations expose us to global and local macro and micro effects, including the effects of global economic trends such as the current global economic volatility, rising inflation, rising interest rates, price increases, armed conflicts in various regions including the Middle East and Eastern Europe, political changes and their impact on the economic markets, decrease in our customers' spend or available budget that causes decline in demand, up-sales or subscription renewals, and other adverse effects that might have direct or indirect effects on our business and results of operations that are hard to predict, monitor or assess. Such developments have caused and may continue to cause uncertainties and high volatility with respect to our estimated or expected results of operations, may develop differently from our estimations and expectations, and could have an adverse effect on our business, results of operations and financial condition.
In addition, the current economic climate has resulted in, among other things, longer sale cycles and increased price driven competition, including through initiation of bid processes, which has adversely affected our ability to retain our existing customers and our ability to generate renewals and up-sales. We expect these trends to continue in the near-term. If we are unable to retain our existing customer base or to obtain new customers at reasonable prices, our revenue could be eroded or might even decline, and as a result our business, financial condition, results of operations and prospects will be adversely affected.

Our dependency on existing customers' demand and exposure to change in demand by our customers, including due to reasons not under our control, makes it difficult to evaluate our current business and future prospects and may increase the risk that we will not be successful.
Our total revenue for the years ended December 31, 2024 and 2023 was $178.7 million and $175.2 million, respectively, representing an annual growth rate of 2%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:
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
•continually enhance and improve our platform, products and solutions, including the features, integrations and capabilities we offer, and develop or otherwise introduce new products and solutions, and keep pace with the technological developments predominantly around AI-based technologies and use cases;
•obtain, maintain, protect and enforce intellectual property protection for our platform and technologies;
•expand into new technologies, industries and use cases;
•expand and maintain our partner ecosystem;
•comply with existing and new applicable laws and regulations, including those related to AI, data privacy and security;
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
If we are unable to accomplish any of these objectives, our revenue could be impaired or decline in future periods. Many factors may contribute to declines in our growth rate, including slower market penetration, increased competition, slowing demand for our offerings, a failure by us to capitalize on growth opportunities, the maturation of our business, failure to deliver under our commitments or to satisfy customer expectations, global or regional economic downturns, including as a result of the continuing geopolitical tensions and active armed conflicts, and failure to adapt to such downturns, among others. While market demand for our offerings was growing at a robust rate prior to the COVID-19 pandemic, we have since experienced a slowdown as the effects of the COVID-19 pandemic have weakened and as a result of the current volatile economic climate. As a result, it is difficult to evaluate our current business and future prospects and any of the risks highlighted herein or other adverse circumstances may increase the risk that we will not be successful. If our business, operations and financial results decline as a result of any of the factors described above, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

In addition, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries that may prevent us from achieving the objectives outlined above. If we fail to achieve the necessary level of efficiency in our organization, or if we are not able to accurately forecast future growth and other changes that might impact our business, such as changes in our existing customers' budgets, our business would be adversely affected. Moreover, if the assumptions that we use to plan our business, such as customer demand for our new AI-driven offerings or applicable growth and decline trends, are incorrect, or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult to achieve and maintain profitability.
The loss of one or more of our significant customers, or any other reduction in the amount of revenue we derive from any such customer, would adversely affect our business, financial condition, results of operations and growth prospects.
Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. Our top ten customers in the aggregate accounted for approximately 30.8%, 28.9% and 27.8% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and December 31, 2023, Vodafone accounted for approximately 10.7% and 10.2% of our revenue, respectively. In the year ended December 31, 2022, no individual customer accounted for more than 10% out of our total revenue. While the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons. See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.” We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.
We have a history of losses and may not be able to achieve or maintain profitability.
We have incurred losses in each year since our incorporation in 2006, including net losses of $31.3 million, $46.4 million, and $68.5 million in the years ended December 31, 2024, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $468.8 million as of December 31, 2024. We intend to continue to expend substantial financial and other resources on, among other things:
•extending our product leadership by investing in the development of Gen AI based new capabilities, in our API and Developer Tools offerings, in our products for any Enterprise, and in our specialized solutions for the industry verticals we currently address (Education and Media and Telecom), and continuing to develop new products and expand into additional vertical industries;
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
•repurchases of our common stock, to the extent permitted under Delaware law;
•exploring additional organic and inorganic growth paths; and
•general administration, including legal, accounting, and other expenses related to our operation as a public company.
These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, or managing our business and operations more efficiently to offset these expenses. For example, our investments in AI-based initiatives introduced at the end of 2024 may not generate expected revenues if customers delay or underutilize these offerings, which in turn may further impact our ability to achieve profitability.

Moreover, to the extent we are successful in increasing our customer base, we may also incur increased losses because the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term. This will be particularly true as we acquire new customers for our Media and Telecom specialized industry solutions, which entail significant non-recurring up-front costs as compared to our other offerings.
If our revenue does not increase or if the management of our resources do not sufficiently offset the expected increases in our operating expenses and the effects of the current economic volatility, we will not achieve profitability in future periods and our net losses may increase. Revenue growth may slow or revenue may decline for a number of possible reasons, many of which are beyond our control, including slowing demand for our platform, products or solutions, decline in renewals and higher churn rate, increasing competition, or any of the other factors discussed in this Risk Factors section. Any failure to increase our revenue as we grow our business or to manage our expenditures more effectively could prevent us from achieving profitability at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the market price of our common stock to decline.
The markets for our offerings are new and evolving and may develop more slowly or differently than we expect. Our future success depends on the growth and expansion of these markets and our ability to adapt and respond effectively to evolving market conditions.
The markets in which we operate are relatively new and rapidly evolving. Accordingly, it is difficult to predict customer adoption, renewals and demand, the entry of new competitive products, the success of existing competitive products, and the future growth rate, expansion, longevity, and size of the markets for our platform, products, and solutions. The expansion of these new and evolving markets depends on a number of factors, including the cost, performance, and perceived value associated with the technologies that we and others in our industry develop. For example, customers may be slow to implement our new AI offerings, including due to budgetary or compliance constraints. Further if we or other companies in our industry experience security incidents, loss of customer data, or disruptions in delivery or service, the market for these applications as a whole, including the demand for our offerings, may be negatively affected. If video products and solutions such as ours do not continue to achieve market acceptance, or there is a reduction in demand caused by decreased customer acceptance, technological challenges, weakening economic conditions, privacy, data protection and data security concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our offerings might not continue to develop or might develop more slowly than we expect, which could adversely affect our business, financial condition, results of operations and growth prospects.
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
•changes in AI-related regulations, privacy and digital resilience or unexpected complexities in launching new AI-driven products;
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
•the impact of any changes in the trade policies of the countries in which we operate or do business; and
•the impact of any pandemic, epidemic, outbreak of infectious disease or other global health crises on our business, the businesses of our customers and partners and general economic conditions.

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
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented in a timely manner. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company.
We need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, as applicable, will be able to conclude that our internal control over financial reporting is effective as required by Section 404. We previously identified and disclosed a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2021. This material weakness has since been remediated, but we may discover additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future, which we may not successfully remediate in a timely manner or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and adversely affect our stock price.

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
In addition, in connection with our product development efforts, we may introduce significant changes to our existing products or solutions, or develop or otherwise introduce new and unproven products or solutions, integrate new technologies such as AI models, including technologies with which we have little or no prior development or operating experience. This risk is amplified as we invest more heavily in AI-based technologies that rely on advanced algorithms and third-party large language models, potentially exposing us to new, and potentially novel, trade secret misappropriation or intellectual property disputes. These new products, solutions and updates may not perform as expected, may fail to engage our customer base or other end users of our products, or may otherwise create a lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers or harm our reputation. We have in the past experienced bugs, errors, or other defects or deficiencies in new products and product updates and delays in releasing new products, deployment options, and product enhancements and may have similar experiences in the future. As a result, some of our customers may either defer purchasing our offerings until the next upgrade is released or switch to a competitor if we are not able to keep up with technological developments. To keep pace with technological and competitive developments we have in the past invested, and may in the future invest, in the acquisition of complementary businesses, technologies, services, products, and other assets that expand our offerings. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance or successfully integrate with our existing products. The short- and long-term impact of any major change to our offerings, or the introduction of new products or solutions, is particularly difficult to predict. If new or enhanced offerings fail to engage our customer base or other end users of our products, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may adversely affect our reputation and negatively affect our business in the short-term, long-term, or both. If we are unable to successfully enhance our existing offerings to meet evolving customer requirements, increase adoption and use cases of our offerings, develop, or otherwise introduce new products and solutions and quickly resolve security vulnerabilities or other errors or defects, or if our efforts in any of these areas are more expensive or involved than we expect, our business, financial condition, and results of operations would be adversely affected.
We may face risks associated with our use of certain AI and machine learning model technologies and compliance with the evolving regulatory framework around AI development and use.
As part of our development roadmap, we are developing, integrating and interfacing certain AI-based solutions, applications and features as part of our future offering. The underlying AI algorithms, digital processing or software, analyze and processes video and audio content, processes, and use of our products by developers, administrators and users, while performing intellectual processes characteristic of intelligent beings, such as deep learning, natural language processing, reasoning, discovering meaning, generalizing, processing, summarizing and representing knowledge, planning, and learning from past experience. The technologies and solutions pursued by us include also generative AI, namely, a type of artificial intelligence technology that can produce various types of content or data, such as text, images, videos, audio, synthetic data or other media, using generative models. Artificial intelligence and machine learning are rapidly evolving fields of study, and bear risks associated with the introduction of new technologies and the lack of learning curve and technology maturity. Thus, the Company cannot assure nor guarantee the accuracy of any output generated therefrom or other results obtained from use thereof. Given the probabilistic nature of machine learning and AI, use of such AI processing and tools may in some situations result in an inaccurate output.

If our solutions (including those of our vendors and subcontractors) fail to perform as intended, our business, financial condition, and results of operations would be adversely affected.In addition, although the Company does not retain or use any of its customers' contents or metadata provided or uploaded by them or otherwise generated from their use of the Company's AI tools, nor does the Company use its customers' data or content for the creation of any AI-output for other users of the Company's systems and solutions, the processing of its customers' data may nonetheless result in the creation of residual know how, experience and information, statistical models, and training of deep learning, algorithms, simulations, statistics, predictability and other AI features and capabilities. If we fail to establish processes, policies, rules and contractual frameworks to avoid misuse or unauthorized use of our customers data, or to establish and secure the Company's rights with respect to its own developments, technologies and AI products and tools, or if evolving regulation of AI and machine learning model technologies would develop differently from our standards and policies, and as a consequence we may suffer claims for intellectual property infringement, misuse or abuse, then our business, financial condition, and results of operations would be adversely affected.
The regulatory framework around the development and use of machine learning, AI and automated decision making is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. For example, in the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act (“CCPA”) regarding the use of automated decision-making. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.
In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide artificial intelligence in the EU and, depending on the artificial intelligence use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, with fines for breaches of up to 7% of worldwide annual turnover. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us.
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
The AGPL is a “copyleft” license, requiring that any redistribution by licensees of Kaltura CE, or any modifications or adaptations to Kaltura CE, be made pursuant to the AGPL as well. This leads some commercial enterprises to consider AGPL-licensed software to be unsuitable for commercial use. However, the AGPL would not prevent a commercial licensee from taking this open source version of our platform under AGPL and using it solely for internal purposes for free. AGPL also would not prevent a commercial licensee from taking this open source version of our platform under AGPL and using it to compete in our markets by providing it to others for free.
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
The markets in which we compete, including Enterprise Video Content Management (EVCM) and Online Video Platforms (OVP), Virtual Events and Webinars, and Cloud TV Software, are evolving rapidly and remain highly fragmented. Many of our current and potential competitors are larger organizations with significantly greater financial, technical, and marketing resources, broader customer bases, and stronger brand recognition than we have. These factors may enable them to compete more aggressively on pricing, invest in more extensive research and development, or bundle additional products and services alongside their video offerings. In addition, new market entrants and continued industry consolidation can further intensify competition, creating fewer but larger competitors with enhanced capabilities. We believe our ability to compete successfully depends on a variety of factors, some of which are beyond our control, including:
•Breadth, depth, and scale of products, APIs and developer tools;
•Ability to support all types of video interactions, including live, real-time, and on-demand, as well as non-video digital assets;
•Ability to cater to numerous use-cases with interoperable products and unified analytics;
•Ability to provide engaging, interactive, and personalized experiences;
•Ability to innovate quickly;
•Ease of customization and integration with other products;
•Support of various deployment options (including regional and dedicated environments);
•Data capabilities, including advanced analytics and Gen AI;
•High-availability and global presence;
•Enterprise-grade reliability, security, and scalability;
•Quality of service and customer satisfaction;
•Total cost of ownership and time to value;
•Brand recognition; and
•Corporate culture.

If we fail to address these competitive pressures or if we cannot keep pace with rapid technological changes, customer demands, or evolving regulatory requirements, our business, financial condition, and results of operations could be materially and adversely affected. We may also be forced to reduce our prices or alter our product strategy in response to competitive pressures, which could negatively impact our margins and growth prospects.
Our continued success will depend on our ability to provide differentiated, high-value solutions and to deepen our relationships with customers across diverse industry segments. However, there can be no assurance that we will be able to maintain our current market position or grow our share in these rapidly evolving and competitive markets.
Additionally, we compete with home-grown, start-up, and open source technologies across the categories described above. With recent changes in workplace structures and flexible work policies, and the introduction of new technologies and the entrance of new market participants in response to these trends, competition has intensified, and we expect it to continue in the future. Established companies are also developing their own video platforms, products, and solutions within their own core product lines, and may continue to do so in the future. Established companies may also acquire or establish product integration, distribution, or other cooperative relationships with our current competitors. New competitors or alliances among competitors may emerge from time to time and rapidly acquire significant market share due to various factors such as their greater brand name recognition, larger existing user or customer base, consumer preferences for their offerings, a larger or more effective sales organization and greater financial, technical, marketing, and other resources and experience. Furthermore, with the recent increase in large merger and acquisition transactions in the technology industry, which has recently intensified due to the distressed and unstable economic climate, in particular with respect to transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other larger technology companies in the future. Companies resulting from these potential consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively. Furthermore, if a sole-source technology provider on which we rely is acquired or otherwise experiences a change of control, we may be prevented from using, selling, supporting or having access to such technology. Additionally, we may also consider pursuing a business combination or other strategic transaction with another entity, such as to take advantage of market trends or in response to industry challenges. Alternatively, we could be identified as an acquisition target by one of our existing or potential competitors or other third parties. Such transactions may not be successful, may not achieve the expected results and may impose financial or operational burdens on the Company, which in turn may adversely impact our business, financial condition, results of operations and prospects. In addition, your ownership and voting power may be diluted in connection with an acquisition or other strategic transaction. For more information regarding the possible implications of and risks associated with such transactions, see Part I, Item 1A. “Risk Factors — If we are unable to consummate acquisitions at our desired rate and at acceptable prices, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected. These transactions and relationships also subject us to certain risks.” and, in addition, “Risk Factors — Your ownership and voting power may be diluted by the issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise.”
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
The sales prices for our offerings may be subject to change for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products, promotional programs, general economic conditions, or our marketing, user acquisition and technology costs and, as a result, we anticipate that we will need to change our pricing model from time to time. In the past, we have sometimes adjusted our prices for individual customers in certain situations, and expect to continue to do so in the future. Moreover, demand for our offerings is price-sensitive. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, in particular as a result of the volatile economic climate, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide for free. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new customers or grow and retain our customer base based on our historical pricing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and resellers are willing to pay in those countries and regions. As we develop and introduce new offerings, as well as features, integrations, capabilities, and other enhancements, we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract customers in response to competitive or other pressures. Any decrease in the sales prices for our products, without a corresponding decrease in costs, increase in volume or increase in revenue from our other offerings, would adversely affect our revenue and gross profit. This is particularly true with respect to our Events product and TV Solution, which generally entail significantly higher up-front costs compared to our other offerings. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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
We currently depend on various third parties for some of our software development efforts, quality assurance, operations, and customer support services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party contractors that have employees and consultants located in Europe (including Poland, Czech Republic, Ukraine and Belarus) and other locations. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, economic sanctions and export control restrictions imposed by the United States, the European Union (“EU”), the United Kingdom (“UK”) and other countries targeting Russia, Belarus, and the embargoed areas of Ukraine, including as a result of the Russian invasion of Ukraine, and any further escalation of political tensions or economic instability in the area could have an adverse impact on our third-party software development in Ukraine and Belarus. In particular, increased tensions between the United States, the North Atlantic Treaty Organization including the UK and the EU member states and Russia as a result of the invasion of Ukraine by Russia, have increased the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in those countries, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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
We are exposed to foreign exchange rate fluctuations that could materially and adversely impact our financial results. We report our financial results in U.S. dollars, and the majority of our revenue and trade receivables is denominated in U.S. dollars, with the remainder primarily in euros. Euro exchange rate fluctuations may affect the reported revenue and trade receivables amount in U.S. dollars. If the U.S. dollar appreciates against the euro, the value of our euro-denominated revenue and account receivables decreases, negatively impacting our financial results. These fluctuations can also result in foreign exchange gains or losses, affecting our cash flows and financial expenses (income) in our financial statements.
In addition, a significant portion of our expenses—including cost of revenue, research and development, sales and marketing, and general and administrative costs for our Israeli operations — is incurred in New Israeli Shekels (“NIS”).
An appreciation of the NIS against the U.S. dollar would increase our operating costs, negatively impacting our profitability. Furthermore, if the NIS depreciates, but the inflation rate in Israel rises faster than the depreciation, the cost of our operations in Israel could still increase in U.S. dollar terms.
We cannot predict future exchange rate trends, and our ability to hedge against currency fluctuations may be limited.
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
Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2024, 2023 and 2022, we generated approximately 47%, 48% and 46% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations to become more globally diversified. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:
•unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•potential changes in the foreign affairs and trade policies of the countries in which we operate or do business, including the imposition of significant increases in tariffs on goods imported into the United States and corresponding retaliatory actions by the countries with which the Unites States trades;
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and enter into other strategic transactions and relationships in the ordinary course. For example, expanding our AI capabilities is a current focus, and we may pursue targeted acquisitions or investments in specialized verticals or AI-centric companies as part of our strategy to enhance our product offerings.

Our ability to grow our revenues, earnings, and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions, investments and other strategic transactions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets, the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms and cultural and other differences posing significant challenges hindering successful post-merger integration. In addition, competition for acquisitions, investments and other strategic transactions may result in higher purchase prices or other terms less economically favorable to us. Changes in accounting or regulatory requirements or instability in the credit markets or economic climate could also adversely impact our ability to consummate these transactions on acceptable terms or at all.
In addition, even if we are able to consummate acquisitions and enter into other strategic transactions and relationships, these transactions and relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could negatively affect our growth rate and the trading price of our common stock, and may have a material adverse effect on our business, financial condition and results of operations:
•Any business, technology, product, or solution that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, including if customers do not adopt related offerings at the rate we project, or we could fail to operate or integrate any such business or deploy any such technology, product, or solution profitably.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business,including our platform, products and solutions (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services.
Our IT Systems, and those of third parties providers we rely on, are inherently complex and, despite testing and quality control, have in the past and may in the future contain bugs, defects, security vulnerabilities, misconfigurations, errors, or other performance failures, especially when first introduced and when upgraded with additional new features and capabilities, or otherwise not perform as intended. Any such bug, defect, security vulnerability, misconfiguration, error, or other performance failure could cause damage to our reputation, loss of customers or revenue, remediation costs, order cancellations, service terminations, and lack of market acceptance of our offerings. As the use of our offerings among new and existing customers expands, particularly to more sensitive, secure, or mission critical uses, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our offerings fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. Despite our efforts, such corrections may take longer to develop and release than we or our customers anticipate and expect.
Any limitation of liability provision contained in an agreement with a customer, user, third-party vendor, service provider, or partner may not be enforceable, adequate or effective as a result of existing or future applicable law or judicial decisions and may not function to limit our liability arising from regulatory enforcement or other specific circumstances. The sale and support of our offerings entail the risk of liability claims, which could be substantial in light of the use of our offerings in enterprise-wide environments. Furthermore, our ability to include such limitation of liability provisions may be limited and such provisions, even if included, could include various exclusions. In addition, our insurance against any such liability may not be adequate to cover a potential claim, and may be subject to exclusions, or subject us to the risk that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals, increase our fees or deductibles or impose co-insurance requirements. Any such bugs, defects, security vulnerabilities, misconfigurations, errors, or other performance failures in IT Systems, including as a result of denial of claims by our insurer or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities.
Our IT Systems, and those of third-party providers we rely on, involve the collection, storage, processing, transmission, and other use of data, including certain proprietary, confidential, sensitive, and personal information of ours and our customers (collectively, “Confidential Information”).
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of Confidential Information and our IT Systems, business platform, products and solutions. Additionally, the use of AI, Gen-AI and large language models (“LLMs”), including those of third parties, is expected to pose new or unknown cybersecurity risks and challenges, including increasing data leakage risks.

Any security breach, data loss, or other compromise, including those resulting from a cybersecurity attack, social engineering, phishing attack, human or technological error, or any unauthorized access, unauthorized usage (including malfeasance by insiders), malware (including ransomware), malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services, virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, Confidential Information, damage to our reputation, litigation (such as class actions), regulatory investigations and enforcement actions, reputational harm, loss of existing or future customers, imposition of fines, or other liabilities. These attacks may come from diverse threat actors, such as individual hackers, hacktivists, criminal groups, and state-sponsored organizations. For example, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments
If our security measures are breached as a result of third-party action, employee error or negligence, a defect or bug in our offerings or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to any data, including our Confidential Information or that of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, we may be subject to regulatory investigations, and we could incur significant liability, including significant incident response, system restoration or remediation and future compliance costs and penalties or fines under applicable data privacy and security laws and regulations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to third parties gaining access to our or our customers data, or to costs or consequences which have materially impacted our operations or business. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, effectively protect our IT Systems and Confidential Information. Additionally, there can be no assurance that our cybersecurity measures and tools will not be circumvented or penetrated by attackers or would keep pace with the constantly evolving threats in a timely manner.We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, data recovery or other services. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on economically reasonable terms or at all or that our insurers will not deny coverage as to any future claim.
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
Our expanded use of AI and generative AI technologies, including their incorporation into our offerings, may expose us to increased liability and new regulatory, compliance, and ethical risks.
We recently launched or enhanced AI-driven offerings, including Work Genie and Class Genie, that rely on generative models or other advanced algorithms. The continuous development, maintenance and operation of our AI-driven offerings is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the underlying model can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay. These AI tools may also inadvertently produce inaccurate or biased outputs, leading to reputational harm or potential claims by customers. Our efforts to develop AI-driven offerings could increase our operating costs. Our ability to develop AI-driven offerings may be limited by our access to processing infrastructure or training data, as we do not license data from third parties nor train our models on third parties' or customers' data, and additionally, we may be dependent on third-party providers for processing infrastructure resources such as cloud facilities providers and others. Nonetheless, the expansion of AI based usage and offering, may create a need for additional data sources for training, which in turn could require us to explore more alternatives and accommodate the risks associated therewith, such as such data source integrity and freedom from third party rights or bias information.
We may also experience difficulties in enforcing the intellectual property rights in output generated by generative AI. The United States Copyright Office has previously denied copyright protection for content generated by AI, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes. In addition, if we are deemed to not have sufficient rights to the data we use to train our generative AI, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of generative AI, and in which the outcome of such litigation is uncertain.
Further, the market for AI-driven offerings is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our offerings may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI is uncertain. Our failure to successfully develop and commercialize our products or services involving AI could negatively impact our stock and finances.
Moreover, the regulatory environment around AI is rapidly evolving, with new measures under discussion or adoption in the U.S., EU (including the EU AI Act), UK, and elsewhere.

See “Risk Factors – Risks Related to Our Business and Industry”- “We may face risks associated with our use of certain AI and machine learning model technologies and compliance with the evolving regulatory framework around AI development and use”.
If our plan to acquire or invest in AI-focused or niche vertical businesses is not successful, our future growth could be limited and our operating results could suffer.
We may pursue targeted acquisitions or investments in specialized verticals or AI-centric companies as part of our 2025 strategy to expand our product offerings.
These transactions may involve significant costs, management distractions, or integration challenges, including merging complex AI technologies with our existing platform. Furthermore, the expected synergies or revenue opportunities may fail to materialize if customers do not adopt the new solutions at the rate we project. Any failure to successfully integrate acquired teams, realize anticipated operational efficiencies, or obtain sufficient returns on these acquisitions could limit our growth, weaken our financial performance, and harm our competitive position.
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
We may not be able to register our intellectual property rights in all jurisdictions where we conduct or anticipate conducting business, may experience conflicts with third parties who contest our applications to register our intellectual property, and may choose to register intellectual property rights providing insufficient coverage.
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
Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we continue to expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, diluting, misappropriating or otherwise violating our intellectual property rights. We have devoted substantial resources to the development of our technology, business operations and business plans. We attempt to protect our intellectual property and proprietary information, including trade secrets, by implementing administrative, technical, and physical practices, including source code access controls, to secure our proprietary information. We also seek to enter into confidentiality, non-compete, proprietary, and inventions assignment agreements with our employees, consultants, and contractors, and enter into confidentiality agreements with other parties, such as licensees and customers. However, such agreements may not be self-executing, and there can be no guarantee that all applicable parties have executed such agreements or will adhere thereto. No assurance can be given that these practices or agreements will be effective in controlling access to and distribution of our proprietary information, or in providing adequate remedies in the event of unauthorized access or distribution, especially in certain states and countries that are less willing to enforce such agreements or otherwise provide protection for trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products, and in such cases we would not be able to assert trade secret rights against such parties. We also employ individuals who were previously employed at other companies in our field, and our efforts to ensure that such individuals do not use the proprietary information or know-how of others in their work for us may not prevent others from claiming that we or our employees or independent contractors have used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against any such claims. If we are unsuccessful in defending against any such claims, we may be liable for damages or prevented from using certain intellectual property, which in turn could materially adversely affect our business, financial condition, or results of operations; even if we are successful in defending against such claims, litigation could result in substantial costs and distract management and other employees.

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
We receive, collect, store, process, transfer, share and otherwise use or host information about individuals and/or that constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including data relating to users of our offerings, our employees and contractors, and other persons.

We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including Personal Information and other sensitive information about individuals. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal, and protection of Personal Information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to customers and other third parties related to privacy, data protection and data security. The regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain, complex and lacking worldwide unified standards, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, hosting, security, processing, transfer or disclosure of Personal Information, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such Personal Information must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, host, process, transfer, and otherwise use user data or develop new services and features. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.
In the United States, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle Personal Information and choices individuals may have about the way we handle their Personal Information. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ Personal Information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.
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
Various other U.S. federal privacy laws are relevant to our business, including the Family Educational Rights and Privacy Act (“FERPA”) and the Children’s Online Privacy Protection Act (“COPPA”), While we are not directly subject to FERPA or COPPA, our contracts with certain educational institution customers impose obligations on us related to FERPA and COPPA. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, injunctions and other consequences, loss of trust by our users, and a material and adverse impact on our reputation and business.
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the CCPA, provides data privacy rights for California residents and imposes operational requirements on covered companies, such as obligations to provide disclosures to California residents and receive and respond to data privacy rights requests. An amendment to the CCPA created a state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA marked the beginning of a trend toward more stringent data privacy legislation in the United States, which could also increase our potential liability and adversely affect our business, with “copycat” laws or other similar laws being passed or proposed in numerous states across the country.

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
In addition, in the EU and the UK, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and UK Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, use, sharing, disclosure and other processing of personal data relating to an identified or identifiable individual or “personal information” (or “personal data”), including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Among other requirements, the GDPR regulates the transfer of personal information outside of the European Economic Area (“EEA”) and the UK to third countries that have not been found to provide adequate protection for such personal information, including the United States.
We are certified under the EU-US Data Privacy Framework (“DPF”) and currently rely on the DPF and on the UK Extension to the DPF to transfer certain personal information from the EEA and the UK, accordingly, to the United States to the extent the transfer is made to a DPF certified entity.
We also rely on the EU standard contractual clauses (“SCCs”) and the UK Addendum to the SCCs, as relevant, to transfer personal information outside the EEA and the UK with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue. In particular, we expect the European Commission approval of the DPF for data transfers to certified entities in the United States to be challenged and further interpreted and developed, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors, implement alternative data transfer mechanisms and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million / GBP 17.5 million or 4% of global annual turnover for the preceding financial year for the most serious violations. The GDPR also provides for a right to compensation for material or non-material damage claimed by individuals. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices and/or assessment notices (for a compulsory audit).
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to additional costs, require systems changes, limit the effectiveness of our marketing and personalization activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. There can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease or change our use of such technologies, as well as civil claims including class actions, and reputational damage.

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
As of December 31, 2024, we had approximately $32.3 million of borrowings outstanding under the Term Loan Facility (as defined below) and $25.0 million available for additional borrowings under the Revolving Credit Facility (as defined below). If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds.

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
In some cases, our software is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the Israeli Control of Products and Services Decree (Engagement in Encryption), 5735-1974, and the Israeli Law of Regulation of Security Exports, 5767-2007, and our business must also be conducted in compliance with applicable trade and economic sanctions laws and regulations, including those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant regulators and sanctions authorities in our countries of operation (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end users, as well as for certain end uses. Further, our offerings that incorporate encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements. We have certain customer and third party relationships in Russia, Belarus and Ukraine. In response to the Russian invasion of Ukraine, the U.S. government, the European Union, the United Kingdom and other countries and jurisdictions in which we operate, have imposed enhanced export and import controls and economic sanctions targeting Russia and Belarus, including for example, certain industry sectors, products and professional services related to Russia, and have also designated certain individuals and entities as subject to blocking or asset freeze measures, which may restrict dealings with those designated persons or entities owned or controlled by such persons, and may impose additional Trade Controls in the future. Consequently, we have reassessed those relationships and took measures to comply with these Trade Controls. These Trade Controls are evolving and undergoing constant changes as the war continues, which may require reassessment, changes in or cessation of our dealings with Russia and other regimes in the region or elsewhere. It is not possible to assess the full impact of those developments. These and any additional Trade Controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region.
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

We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. As we increase our international sales and business operations, our risks under these laws are likely to increase.We have policies and procedures designed to promote compliance with anti-bribery, anti-corruption, and anti-money laundering laws. However, we cannot assure you that our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible.
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
Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries to these policies, may have a material adverse effect on our business, results of operations, or financial condition.
Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business, results of operations, and financial condition. The U.S. government has recently imposed significant tariffs on imports from certain jurisdictions and indicated the likely imposition of or significant increase in tariffs on goods imported into the United States from many other jurisdictions in the near future, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Any changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely and materially affect our business, results of operations, and financial condition.
Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial conditions.
We are subject to taxation in several countries, including the United States and Israel; changes in tax laws or tax rulings, changes in interpretations of existing tax laws, challenges to our tax positions could adversely affect our business, results of operations, and financial condition. As such, we are subject to tax laws, regulations, and policies of the U.S. federal, state, and local governments and of comparable taxing authorities in foreign jurisdictions. Changes in tax laws or tax rates in these jurisdictions could cause us to experience fluctuations in our tax obligations and effective tax rates in the future and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the Inflation Reduction Act of 2022 enacted in the United States introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. To the extent that these or other changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow.

There can be no assurance that our effective tax rates, tax payments, tax credits, or incentives will not be adversely affected by changes in tax laws in various jurisdictions.In addition, the Organization for Economic Cooperation and Development (“OECD”), with the support of the G20, initiated the base erosion and profit shifting (“BEPS”) project in 2013 in response to concerns that changes were needed to international tax laws. In November 2015, the G20 finance ministers adopted final BEPS reports designed to prevent, among other things, the artificial shifting of income to low-tax jurisdictions, and legislation to adopt and implement the standards set forth in such reports has been enacted or is currently under consideration in a number of jurisdictions. In May 2019, the OECD published a “Programme of Work,” which was divided into two pillars.
Pillar One focused on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than the historical “permanent establishment” concept. Pillar Two, among other things, introduced a global minimum tax. In October 2021, 137 member jurisdictions of the G20/OECD Inclusive Framework on BEPS joined the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” which sets forth the key terms of such Two-Pillar Solution, including a reallocation of taxing rights among market jurisdictions under Pillar One and a global minimum tax rate of 15% under Pillar Two. The agreement reached by 137 of the 140 members of the OECD’s Inclusive Framework on BEPS targeted law enactment to take effect in 2023 with applicability from fiscal years beginning on or after December 31, 2023. On December 20, 2021, the OECD published model rules to implement the Pillar Two rules with commentary to those rules released in March 2022 and administrative guidance published in February 2023 and July 2022. The model rules, commentary and guidance allow the OECD’s Inclusive Framework members to begin implementing the Pillar Two rules in accordance with the agreement reached in October 2021. Numerous countries have enacted, or are in the process of enacting, legislation to implement Pillar Two model rules. As the Two-Pillar Solution is subject to implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. These changes, if and when enacted, by various countries in which we do business may increase our taxes in these countries. The foregoing tax changes and other possible future tax changes may have an adverse impact on us, our business, financial condition, results of operations and cash flow.
Recently, the Trump administration has proposed a number of changes to the U.S. tax system. Many aspects of these proposals are unclear or undeveloped and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our effective tax rate and tax obligations. In addition, the Trump administration has indicated that the United States may impose retaliatory measures with respect to jurisdictions that have, or are likely to, put in place tax rules that are extraterritorial or disproportionately affect U.S. companies.
The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the United States, Israel, and other jurisdictions, are subject to interpretation, and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue.We are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities, and we may be audited in Israel.
The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and adversely affect our financial position and results of operations. It is possible that these taxing authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition, and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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

The authorities in the jurisdiction in which we operate and do business could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest, and penalties. These authorities could also claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing methodologies. We may take certain tax positions, and the relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and adversely affect our business, financial condition, and results of operations.
We could be required to collect additional sales, use, value added, digital services or other similar taxes or be subject to other liabilities that may increase the costs our clients would have to pay for our offerings and adversely affect our results of operations.
We collect sales, value added and other similar taxes in a number of jurisdictions. One or more U.S. states or foreign countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that seek to impose tax collection obligations on out-of-state companies. The Supreme Court of the United States has ruled that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. As a result, U.S. states and local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions, even if we have no physical presence in that jurisdiction. U.S. state and local taxing authorities have differing rules and regulations that are subject to varying interpretations, which makes the applicability of these sales and use taxes to our business uncertain and complex. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the United Kingdom and France, have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws.
A successful assertion that we should have been or should currently be collecting additional sales, use, value added, digital services or other similar taxes in a particular jurisdiction could, among other things, result in substantial tax payments (potentially including interest and penalties), create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise adversely affect our business.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2024 we had U.S. federal net operating loss carryforwards of approximately $225 million and U.S. state net operating loss carryforwards of approximately $183 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause us to become an income tax payer earlier than we would otherwise become if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards.
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
We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors are residents of Israel. As of December 31, 2024, we had 341 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired against civilian targets in various parts of Israel, including areas in which our employees, and some of our consultants are located, and negatively affected business conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against this terrorist organization commenced. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon, which was followed by ground operation. Although the parties have entered into a ceasefire agreement, there is no assurance that the situation shall become stable. Furthermore, following Hamas’ attack on Israel and Israel’s security cabinet declaration of war against Hamas, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen, and launched missile, rocket and shooting attacks against Israeli military sites, troops and Israeli towns, which were responded by air strikes counter attacks by the Israeli Air Force. Iran also took part in the armed conflict and mutual strikes have been launched. Iran, the Houthi movement and Israel has unofficially entered into a ceasefire in conjunction with the Gaza Strip and Lebanon frontiers ceasefire, however, the situation remains unstable and it is hard to predict the future developments or further escalations. Additionally, Hamas terrorists in the West Bank launched several terrorists attacks on Israeli civilians, which triggered an escalation of military actions to prevent those attacks in certain areas of the West Bank.It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. In addition the overthrow of the Assad regime and installation of a new Syrian government has created further instability in the region and left the geopolitical and security situation in Syria and the country’s potential role in the armed conflicts in the region uncertain. It is currently not possible to predict the duration or severity of the ongoing conflicts or their effect on our business, operations and financial conditions. The ongoing conflicts are rapidly evolving and developing, and could disrupt our business and operations. Any hostilities, armed conflicts, terrorist activities involving Israel and/or the United States or the interruption or curtailment of trade between Israel and its trading partners, or the interruption or curtailment of maritime trade and transportation in the Gulf Area, or any political instability in the Middle East, Gulf Area or other regions could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our officers and employees in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas and others, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, many of which are beyond our control, including:
•actual or anticipated changes or fluctuations in our results of operations;
•the guidance we may provide to analysts and investors from time to time, and any changes in, or our failure to perform in line with, such guidance;
•announcements by us or our competitors of new offerings or new or terminated contracts, commercial relationships, or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•future sales or expected future sales of our common stock;
•changes in the amounts or frequency of stock repurchases;

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
Our principal stockholders each holding more than 5% of our outstanding common stock collectively beneficially owned a majority of our outstanding common stock as of December 31, 2024. These stockholders or their affiliates will be able to exert significant influence over us and, if acting together, will be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including a merger, consolidation, or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders.

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
Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of February 13, 2025, we had 154,138,268 shares of our common stock outstanding. All shares of our common stock may be resold in the public market immediately without restriction, unless restricted as a result of securities laws or purchased or held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.
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
We have 845,861,732 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of February 13, 2025. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise.
As of December 31, 2024, we had 16,321,014 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.29 per share, 16,302,264 of which were vested as of such date, 12,331,745 shares of our common stock issuable upon the vesting of restricted stock units and 4,423,347 additional shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.
We cannot guarantee we will conduct share repurchases in any specified amounts or particular frequency.
On June 11, 2024, we announced that our Board has authorized a share repurchase program of up to $5.0 million of our common stock. Under the program, we may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as the our management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The repurchase program does not obligate us to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors. Repurchases under this authorization could affect our stock price and increase its volatility, and the existence of this authorization could cause our stock price to be higher than it would be in the absence of such authorization and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock.

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
We are an “emerging growth company” and “smaller reporting company”, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
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
In addition, as of December 31, 2024, we are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that either (i) the value of our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or (ii) if our annual revenues for the full fiscal year are less than $100 million, the value of our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide disclosures about market risks.
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
Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, any pandemic, epidemic or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, Middle East, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. Any limitations on travel and doing business in person may negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could adversely affect our business, financial condition and results of operations. A disruption in the operations of our customers and technology partners, including as a result of travel restrictions and/or business shutdowns, such as the disruptions experienced in connection with the COVID-19 pandemic, could negatively impact our business, financial condition, and results of operations. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.
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
We aim to be proactive in our approach to cybersecurity, with our practices informed by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This approach aids us in identifying and managing cyber risks in a manner that aligns with our business operations. While the NIST CSF serves as a guiding framework to help us identify, assess, and manage cybersecurity risks, this does not imply we adopt a blanket adherence to its standards and requirements in all respects. Our cybersecurity risk management program is further informed by the industry-recognized certifications we have obtained through comprehensive third-party evaluations, including ISO/IEC 27001:2022, ISO 27701, ISO 27799, ISO 22301, SOC 2 Type 2, and SOC 3.
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
b.Security Team Expertise: Our security team, led by our Chief Information Security Officer (CISO), who oversees our cybersecurity risk assessments, the implementation of security controls, and the coordination of our incident response efforts.
c.External Collaboration: We engage with external service providers, where appropriate, for assessing and testing our security processes and controls.
d.Cybersecurity Awareness Training: Security awareness and training programs for our employees.
e.Incident Response Preparedness: Our incident response plan outlines our approach to addressing and responding to cybersecurity incidents and to findings, vulnerabilities and incidents that could lead to or allegedly be suspected as cybersecurity incidents.
f.Third-Party Risk Management: A process for evaluating and managing the risks associated with our service providers, suppliers, and vendors who access our critical systems and data.
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
See “Risk Factors – Risks Related to Information Technology, Intellectual Property and Data Privacy and Security” - “A real or perceived bug, defect, security vulnerability, error, or other performance failure involving our platform, products or solutions could cause us to lose revenue, damage our reputation, and expose us to liability.” and “If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized parties obtain access to our customers’ data, our reputation may be harmed, demand for our platform, products and solutions may be reduced, and we may incur significant liabilities.”

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
Our management team, including the CISO, Data Privacy Officer (DPO), CCO (Chief Customer Officer) and Chief Product Officer (CPO), is responsible for the assessment and mitigation of cybersecurity threats and overseeing both our internal security personnel and external cybersecurity consultants. Our management team’s cumulative experience includes decades working in cybersecurity and information security, including in the government and public and private companies, and overseeing risk management generally. Among other things, our CISO is a graduate of the Technion’s Information Security Program as a Technion Certified CISO and brings vast experience as former Security Specialist in the U.S. Department of State, Senior Lead Information Security Architect at one of the Israeli leading banks, and Head of Cyber Architecture, Engineering and Research Group at one of the leading Israeli Aerospace and Defense companies. The team reporting to our CISO further includes experienced specialists in the area of Cyber Forensics and Counterterrorism and Network Security Engineers holding B.S. Computer Science Degrees and other relevant certifications.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties.
Our headquarters are located in New York, NY, where we lease approximately 13,815 square feet of office space. The lease expires in July 2027. We also lease approximately 5,926 square meters (approximately 63,784 square feet) of office space in Bnei-Brak, Israel, where our primary research and development, human resources, and certain other finance and administrative activities, among others, are based. The lease for our Israeli center expires in November 2027 with two extension options of five years each. We also subscribe for co-working office spaces in Singapore and London.
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
Holders
    As of February 13, 2025, there were 1,385 holders of record of our common stock. The number of record holders does not include persons who hold shares of our common stock in nominee or “street name” accounts through brokers.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information with respect to the Company’s purchases of its common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2024 to October 31, 2024	388,596	$1.34	388,596	$2,299
November 1, 2024 to November 30, 2024	86,544	$1.74	86,544	$2,157
December 1, 2024 to December 31, 2024	4,500	$2.00	4,500	$2,148
Total	479,640		479,640
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
Performance Graph
The following graph and table illustrate the total return from July 21, 2021 through December 31, 2024 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer & Data Processing Index. The graph and the table assume that $100 was invested on July 21, 2021 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Computer & Data Processing Index, and that any dividends were reinvested.
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

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jul-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Kaltura
Nasdaq IXCO
Nasdaq IXIC

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023, and year-to-year comparisons between fiscal 2024 and fiscal 2023. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 and year-to-year comparisons between fiscal 2023 and fiscal 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 22, 2024
Overview
We are Kaltura, Inc. (“Kaltura,” “we,” “us,” or “our”), a market-leading provider of live, real-time, and on-demand video offerings for enterprises, with a mission to “create and power AI-infused hyper-personalized video experiences for organizations, that boost customer and employee engagement and success”.

Founded in 2006, we pioneered the concept of leveraging video as a core data type within organizational workflows. Today, our Video Experience Cloud includes our platforms for Enterprise Video Content Management System (including Real-Time Conferencing, Live Streaming and Lecture Capture) and TV Content Management System. These platforms power our AI-infused, video-first products: Video Portals, LMS & CMS Video Extensions, Virtual Events & Webinars, Virtual Classroom, and TV Streaming Applications.
As video usage continues to accelerate across communication, work, and learning environments, organizations are increasingly deploying sophisticated video solutions to further engage with their customers, partners, and employees. The introduction of generative AI (“Gen AI”) further amplifies this demand and is expected to have a substantial impact on our business by enabling the automatic production of hyper-personalized and contextually relevant video experiences in real time. We believe this powerful new tool will expand opportunities for increased video creation, consumption, and monetization, and drives a need for advanced video content management solutions.
We generate revenue primarily from the sale of Software-as-a-Service (“SaaS”) subscriptions, and we also derive revenue from platform usage license subscriptions and associated professional services. Our sales typically target medium to large enterprises, educational institutions, technology providers, and media and telecom companies. Our professional services revenue is generally driven by implementation and support services for new and existing customers.
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). Accordingly, our financial reporting distinguishes between revenue and gross profit from Subscription and Professional Services from customers who use our products and services to address Entertainment & Monetization use cases, reported in our M&T segment, and those that are attained from customers who are using us to address all other use cases, reported in our “EE&T segment“. These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.
•Enterprise, Education and Technology (“EE&T”): In the EE&T segment, subscription revenue is primarily generated on a per full‑time equivalent or platform usage‑license basis for all of our products, in addition to revenue derived from associated professional services. This segment encompasses customers utilizing Kaltura’s solutions across Customer Experience and Employee Experience and use cases - including Marketing, Sales & Customer Success; Teaching, Learning, Training & Certification; and Communication & Collaboration. Contracts in this segment typically range from 12 to 24 months, with billing generally executed on an annual basis.

•Media & Telecom (“M&T”): The M&T segment includes revenue from our Entertainment & Monetization use cases, along with the associated professional services. For customers of our telecom TV Content Management System (TVCMS) and TV Streaming Applications, revenue is recognized primarily on a per end‑subscriber basis, while media customers leveraging our Online Video Platform (OVP) are billed on a platform usage‑license basis. Contracts in this segment generally extend for two to five years, with billing performed on either a quarterly or annual basis. Implementation of TV offerings typically requires six to 12 months, with upfront resource requirements generally higher than those for our other offerings. Consequently, there is an extended period from initial booking to go‑live, accompanied by a higher proportion of professional services revenue relative to overall revenue. Additionally, a greater share of revenue in this segment is derived from customers licensing our offerings through private cloud and on‑premise deployments, which has an impact on our gross margin.
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue
Enterprise, Education & Technology	$128,704	$125,154	$120,190
Media & Telecom	50,013	50,018	48,621
Total Revenue	$178,717	$175,172	$168,811
Gross Profit
Enterprise, Education & Technology	96,928	91,624	83,812
Media & Telecom	22,178	20,610	23,128
Total Gross Profit	$119,106	$112,234	$106,940
We employ a “land and expand” strategy with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. For the years ended December 31, 2024 and 2023, our Net Dollar Retention Rate was 100% and 101%, respectively. We also grew our Annualized Recurring Revenue (as defined below), by 6% in the year ended December 31, 2024, compared to the year ended December 31, 2023, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
As part of our go-to-market strategy, we focus on direct sales to larger enterprise, education, and media & telecom customers while also investing in channel partnerships, and in 'inside sales' for smaller customers. We believe ongoing demand for secure, scalable, and deeply integrated video solutions—further amplified by the rise of Gen AI—positions us for future growth. Our strategy remains centered on broadening our product suite, expanding our customer base across industries, and increasing recurring revenue from existing clients.
Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. Since then, we expanded the capabilities of our Virtual & Hybrid Events product to support a broader range of event types and use cases, fitted them to also address low-touch and self-serve sales and introduced a set of Gen AI-powered capabilities designed to increase productivity in creating content and setting up events and to foster user engagement. We plan to continue enhancing our platform’s capabilities—including by further integrating Gen AI features that enable automatic video creation, advanced personalization, and real-time analytics. Our robust API-first architecture supports deep integration into multiple workflows, which we believe is critical for driving adoption and delivering enhanced value for our customers.

Acquiring New Customers
We remain focused on acquiring customers across our key verticals (technology, education, regulated industries, professional and commercial services, and media & telecom). Our approach includes direct enterprise sales for larger customers, as well as channel partnerships and more self-serve or inside sales–led motions to capture small and medium enterprises (“SMEs”). We believe that increasing brand awareness and continued product innovation will help us attract new customers across geographies and industries. We also continue to provide our self-serve offering that can be purchased completely online, which also serves as a demand generation engine for our low-touch and enterprise offerings. We believe this will enable us to efficiently acquire smaller customers across all industries over time – expanding beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions—such as our newly introduced Gen AI-powered capabilities and expanded application suites—we aim to drive higher usage and expand overall revenue. Sustained customer adoption and usage growth are also supported by strong integration, ongoing support, and a commitment to evolving security and compliance requirements. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the year ended December 31, 2024, our Net Dollar Retention Rate was 100%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
Continued Investment in Growth
Although we have invested significantly in our business to date, we believe that we still have a significant market opportunity ahead of us. We intend to continue to make investments to support the growth and expansion of our business and to increase revenue. We believe there is a significant opportunity to continue our growth. We expect that our cost of revenue and operating expenses will fluctuate.
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands, except percentages)
Annualized Recurring Revenue	$173,900	$164,723	$159,238
Net Dollar Retention Rate	100%	101%(a)	100%
Remaining Performance Obligations	$203,379	$185,305	$171,660
(a)The Net Dollar Retention Rate for the year ended December 31, 2023 has been recast to reflect the update to our customer count methodology, as discussed further below, which has resulted in an adjustment of 1 percentage point to the reported Net Dollar Retention Rate for such period. The Net Dollar Retention Rate for the year ended December 31, 2022 was not impacted by this update.

Annualized Recurring Revenue
We use Annualized Recurring Revenue (“ARR”) as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts. We calculate ARR by annualizing our recurring revenue for the most recently completed fiscal quarter. Recurring revenues are generated from SaaS and PaaS subscriptions, as well as term licenses for software installed on the customer’s premises (“On-Prem”). For the SaaS and PaaS components, we calculate ARR by annualizing the actual recurring revenue recognized for the latest fiscal quarter. For the On-Prem components for which revenue recognition is not ratable across the license term, we calculate ARR for each contract by dividing the total contract value (excluding professional services) as of the last day of the specified period by the number of days in the contract term and then multiplying by 365. Recurring revenue excludes revenue from one-time professional services and setup fees. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases.
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
As previously disclosed, in 2024 we updated our customer count methodology, which is used to calculate our Net Dollar Retention Rate, to treat subdivisions of the same legal entity (for example, divisions of a parent company or separate campuses that are part of the same state university system), as well as Value-add Resellers (“VARs”) (meaning resellers that directly manage the relationship with the customer) and the customers they manage, to be a single customer. Our calculation of Net Dollar Retention Rate for any fiscal period includes the positive recognized recurring revenue impacts of selling new services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our Net Dollar Retention Rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our calculation of Net Dollar Retention Rate may differ from similarly titled metrics presented by other companies
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of December 31, 2024, our Remaining Performance Obligations was $203.4 million, which consists of both billed consideration in the amount of $63.2 million and unbilled consideration in the amount of $140.2 million that we expect to invoice and recognize in future periods. We expect to recognize 58% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.

We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, facility exit and transition costs, restructuring charges, other non-recurring operating expenses and costs related to conflicts in Israel.
EBITDA and Adjusted EBITDA are supplemental measures of our performance, are not defined by or presented in accordance with GAAP, and should not be considered in isolation or as an alternative to net profit (loss) or any other performance measure prepared in accordance with GAAP. EBITDA and Adjusted EBITDA are presented because we believe that they provide useful supplemental information to investors and analysts regarding our operating performance and are frequently used by these parties in evaluating companies in our industry. By presenting EBITDA and Adjusted EBITDA, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Additionally, our management uses Adjusted EBITDA as a supplemental measure of our performance because it assists us in comparing the operating performance of our business on a consistent basis between periods, as described above.
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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$(31,315)	$(46,366)	$(68,495)
Financial expenses (income), net (a)	(434)	(1,200)	4,248
Provision for income taxes	7,650	8,911	7,868
Depreciation and amortization	5,064	4,717	2,707
EBITDA	(19,035)	(33,938)	(53,672)
Non-cash stock-based compensation expense	26,264	29,980	23,645
Facility exit and transition costs (b)	—	154	524
Restructuring (c)	—	973	1,238
War related costs (d)	44	331	—
Adjusted EBITDA	$7,273	$(2,500)	$(28,265)

(a)The year ended December 31, 2024, 2023 and 2022 includes $2.7 million, $3.2 million and $2.3 million, respectively, of interest expenses ,and $3.4 million, $2.7 million and $1.0 million, respectively, of interest income.
(b)Facility exit and transition costs for the years ended December 31, 2023 and December 31, 2022 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(c)The year ended December 31, 2023, includes employee termination benefits incurred in connection with the 2023 Reorganization Plan and the year ended December 31, 2022 includes employee termination benefits incurred in connection with the 2022 Restructuring Plan.

(d)The years ended December 31, 2024 and 2023 include costs related to conflicts in Israel. These costs are attributable to the temporary relocation of key employees from Israel for business continuity purposes, the purchase of emergency equipment for key employees, charitable donations to communities directly impacted by the war, and office fixes and modifications.
Components of Results of Operations
Revenue
Subscription
Our revenues are mainly comprised of revenue from SaaS and PaaS subscriptions. SaaS and PaaS subscriptions provide access to our Video Experience Cloud which powers all types of video experiences: live, real-time, and on-demand video. We provide access to our platform either as a cloud-based service, which represent most of our SaaS and PaaS subscriptions, or, less commonly, as a term license to software installed on the customer's premises. Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription, beginning from the date on which the customer is granted access to our Video Experience Cloud. Revenue from the sale of a term license is recognized at a point in time in which the license is delivered to the customer. Revenue from post-contract services (“PCS”) included in On-Prem deals is recognized ratably over the period of the PCS.
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
Cost of revenue decreased in absolute dollars from the year ended December 31, 2023 to the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, our cost of revenue was $59,611 and $62,938, respectively.
Gross Margins
Gross margin has improved year-over-year since 2020, and while it has and will continue to vacillate between quarters, we expect it to continue the growth trend in the coming years. Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between software licenses, maintenance and support, professional services, onboarding of new media and telecom customers, hosting of major virtual events, and changes in cloud infrastructure and personnel costs. In particular, the gross margins in the M&T segment are lower than in the EE&T segment because of resources required for implementing solutions for TV experiences, which generally exceed those of other offerings. This results in a longer period for M&T from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of M&T revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our M&T gross margin. Going forward, we expect to see a gradual improvement in gross margins for both EE&T and M&T, driven by enhanced efficiencies in both production and professional services costs.
For the years ended December 31, 2024, 2023 and 2022, our gross margins were 67% (75% for subscription and (55)% for professional services), 64% (73% for subscription and (51)% for professional services) and 63% (74% for subscription and (33)% for professional services), respectively.
For our EE&T segment, gross margins for the years ended December 31, 2024, 2023 and 2022 were 75% (82% for subscription and (97)% for professional services), 73% (79% for subscription and (78)% for professional services) and 70% (78% for subscription and (63)% for professional services), respectively.
For our M&T segment, gross margins for the years ended December 31, 2024, 2023 and 2022 were 44% (55% for subscription and (25)% for professional services), 41% (55% for subscription and (35)% for professional services) and 48% (63% for subscription and (13)% for professional services), respectively.
Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. We expect our research and development expenses to gradually decrease as a percentage of revenue. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs, such as sales commissions.

Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses to be relatively stable as a percentage of revenue.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. We expect our general and administrative expenses to gradually decrease as a percentage of revenue.
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

	Year Ended December 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Enterprise, Education & Technology	$128,704	$125,154	$3,550	3%
Media & Telecom	$50,013	$50,018	$(5)	0%
Total revenue	178,717	175,172	3,545	2%
Cost of revenue	59,611	62,938	(3,327)	(5)%
Total gross profit	119,106	112,234	6,872	6%
Operating expenses:
Research and development expenses	49,430	52,400	(2,970)	(6)%
Sales and marketing expenses	47,766	48,798	(1,032)	(2)%
General and administrative expenses	46,009	48,718	(2,709)	(6)%
Restructuring	—	973	(973)	(100)%
Total operating expenses	143,205	150,889	(7,684)	(5)%
Loss from operations	24,099	38,655	(14,556)	(38)%
Financial Income, net	(434)	(1,200)	766	(64)%
Loss before provision for income taxes	23,665	37,455	(13,790)	(37)%
Provision for income taxes	7,650	8,911	(1,261)	(14)%
Net loss	$31,315	$46,366	$(15,051)	(32)%

Comparison of the Years Ended December 31, 2024 and 2023
Segments
We currently manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (72% and 71% of revenue for the year ended December 31, 2024 and 2023, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (28% and 29% of revenue for the year ended December 31, 2024 and 2023, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the years indicated:

	Year Ended December 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription	$124,215	$120,600	$3,615	3%
Professional services	4,489	4,554	(65)	(1)%
Total Enterprise, Education & Technology revenue	$128,704	$125,154	$3,550	3%

Total Enterprise, Education & Technology gross profit (loss):
Subscription	$101,284	$95,168	$6,116	6%
Professional services	(4,356)	(3,544)	(812)	23%
Total Enterprise, Education & Technology gross profit	$96,928	$91,624	$5,304	6%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $3.6 million , or 3%, to $128.7 million for the year ended December 31, 2024, from $125.2 million for the year ended December 31, 2023. The increase is mainly attributable to a $2.1 million increase in revenue from new customers, and a $1.5 million increase from existing customers.
EE&T subscription revenue increased by $3.6 million, or 3%, to $124.2 million for the year ended December 31, 2024, from $120.6 million for the year ended December 31, 2023.
EE&T professional services revenue decreased by $0.1 million, or 1%, to $4.5 million for the year ended December 31, 2024, from $4.6 million for the year ended December 31, 2023.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $5.3 million, or 6%, to $96.9 million for the year ended December 31, 2024, from $91.6 million for the year ended December 31, 2023. This increase was mainly due to a $3.6 million increase in revenue, and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $6.1 million, or 6%, to $101.3 million for the year ended December 31, 2024, from $95.2 million for the year ended December 31, 2023.
EE&T professional services gross loss increased by $0.8 million, or 23%, to $4.4 million for the year ended December 31, 2024, from a gross loss of $3.5 million for the year ended December 31, 2023.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Year Ended December 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription	$43,466	$42,150	$1,316	3%
Professional services	6,547	7,868	(1,321)	(17)%
Total Media & Telecom revenue	$50,013	$50,018	$(5)	0%

Media & Telecom gross profit (loss):
Subscription	$23,845	$23,358	$487	2%
Professional services	(1,667)	(2,748)	1,081	(39)%
Total Media & Telecom gross profit	$22,178	$20,610	$1,568	8%
Media & Telecom Revenue
M&T revenue remained unchanged, totaling $50.0 million for both the year ended December 31, 2024 and the year ended December 31, 2023.
M&T subscription revenue increased by $1.3 million, or 3%, to $43.5 million for the year ended December 31, 2024, from $42.2 million for the year ended December 31, 2023 the increase is mainly attributable to $1.3 million increase in revenue from existing customers.
M&T professional services revenue decreased by $1.3 million, or 17%, to $6.5 million for the year ended December 31, 2024, from $7.9 million for the year ended December 31, 2023. The decrease is mainly attributable to the completion of setup for certain customers in the year ended December 31, 2023, for which professional services revenue was recognized at that time.
Media & Telecom Gross Profit
M&T gross profit increased by $1.6 million, or 8%, to $22.2 million for the year ended December 31, 2024, from $20.6 million for the year ended December 31, 2023. The increase is primarily driven by reduced compensation costs resulting from improved efficiency in production and operations, as well as an increase in subscription revenue, which typically carries higher gross margins.
M&T subscription gross profit increased by $0.5 million, or 2%, to $23.8 million for the year ended December 31, 2024, from $23.4 million for the year ended December 31, 2023.
M&T professional services gross loss decreased by $1.1 million, or 39%, to a gross loss of $1.7 million for the year ended December 31, 2024, from a gross loss of $2.7 million for the year ended December 31, 2023.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$34,413	$36,748	$(2,335)	(6)%
Subcontractors and consultants	7,043	6,633	410	6%
IT related	4,847	5,806	(959)	(17)%
Other	3,127	3,213	(86)	(3)%
Total research and development expenses	$49,430	$52,400	$(2,970)	(6)%

Research and development expenses decreased by $3.0 million, or 6%, to $49.4 million for the year ended December 31, 2024, from $52.4 million for the year ended December 31, 2023. The decrease was primarily due to a $2.3 million decrease in compensation expenses which mainly related to lower headcount, and a $1.0 million decrease in IT related expenses, partially offset by a $0.4 million increase in subcontractors and consultants expenses mainly as a result of outsourcing part of the efforts related to specific projects.

Sales and Marketing Expenses

	Year Ended December 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$39,182	$39,154	$28	0%
Marketing expenses	3,366	3,951	(585)	(15)%
Travel and entertainment	1,123	1,480	(357)	(24)%
Other	4,095	4,213	(118)	(3)%
Total sales and marketing expenses	$47,766	$48,798	$(1,032)	(2)%

Sales and marketing expenses decreased by $1.0 million, or 2%, to $47.8 million for the year ended December 31, 2024, from $48.8 million for the year ended December 31, 2023. The decrease was primarily due to a $0.6 million decrease in other marketing expenses mainly due to improved efficiency in managing the marketing budget and a $0.4 million decrease in travel expenses.

General and Administrative Expenses

	Year Ended December 31,		Period-over-Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$32,284	$35,871	$(3,587)	(10)%
Professional fees and insurance	4,329	4,510	(181)	(4)%
IT related	2,381	2,278	103	5%
Human resources related	1,328	1,913	(585)	(31)%
Subcontractors and consultants	1,413	1,074	339	32%
Travel and entertainment	751	741	10	1%
Unused cloud hosting commitment expense	1,312	—	1,312	NM
Other	2,211	2,331	(120)	(5)%
Total general and administrative expenses	$46,009	$48,718	$(2,709)	(6)%
General and administrative expenses decreased by $2.7 million or 6% , to $46.0 million for the year ended December 31, 2024, from $48.7 million for the year ended December 31, 2023. The decrease was primarily due to a $3.6 million decrease in compensation expense mainly resulting from the departure of several senior executives whose market-based equity awards were canceled. The cancellation of these equity awards led to a reversal and reduction in stock-based compensation expenses. This decrease was partially offset by the cancellation of the CEO's market-based equity awards, which resulted in an acceleration of expenses, and $1.3 million of unused one-time expense associated with terminating commitments with a cloud hosting service provider.
Restructuring
There were no restructuring expenses during the year ended December 31, 2024.
Financial Expenses (Income), net
Financial income, net decreased by $0.8 million, or 64%, to $0.4 million, for the year ended December 31, 2024, from $1.2 million for the year ended December 31, 2023. The change was mainly related to lower income attributed to foreign currency translation adjustments, net, partially offset by higher interest income on our marketable securities and money market funds and lower interest expenses on our Credit Facilities (see below).
Provision for Income Taxes
Provision for income taxes decreased by $1.3 million, or 14%, to $7.7 million for the year ended December 31, 2024, from $8.9 million for the year ended December 31, 2023, primarily due to a decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of December 31, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” and “—Key Factors Affecting Our Performance.” In addition, our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits.
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
Repurchase Program
On June 11, 2024, the Company’s board of directors authorized a stock repurchase program of the Company’s outstanding common stock for up to $5.0 million of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the year ended December 31, 2024, the Company repurchased 2,238,569 shares of common stock at an weighted average price of $1.27 per share (excluding broker and transaction fees of $67,157). As of December 31, 2024, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $2,148,055, subject to satisfying required conditions under the Companies Law and Companies Regulations.
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
In July 2024, we entered into an amendment to the Credit Agreement with an existing lender, in connection with our Repurchase Program, which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement, which term includes, among others, the repurchase of the Company’s outstanding common stock) and conditions for making such payments.

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
Borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.93%, consisting of 4.33% (the 3-month SOFR rate as of December 31, 2024), 0.10% credit spread adjustment and the margin of 2.50%.
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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $0.4 million for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024 (ii) $0.7 million for installments payable on December 31, 2024 ($0.2 million of the amount deferred to January 2025), through September 30, 2025, (iii) $1.3 million for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2024) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20 million as of the last day of any calendar month.
On July 22, 2024, we revised the Credit Agreement to modify the definition of “Liquidity” to include certain additional cash and cash equivalents. We were in compliance with these covenants as of December 31, 2024.
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
As of December 31, 2024, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of December 31, 2024, we had approximately $32.3 million of borrowings outstanding under the Term Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)

Net cash provided by (used in) operating activities	$12,233	$(8,303)
Net cash used in investing activities	(12,414)	(1,583)
Net cash provided by (used in) financing activities	(3,534)	109
Effect of exchange rate changes on cash, cash equivalents and restricted cash	90	728
Net increase in cash, cash equivalents, and restricted cash	(3,625)	(9,049)
Cash, cash equivalents, and restricted cash at beginning of period	36,784	45,833
Cash, cash equivalents and restricted cash at end of period	$33,159	$36,784
Operating Activities
Net cash flows provided by operating activities increased by $20.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Net cash provided by operating activities of $12.2 million for the year ended December 31, 2024, was primarily due to $31.3 million in incremental net loss, adjusted for non-cash charges of $41.6 million, and net cash of $2.1 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $5.1 million, stock-based compensation expenses of $26.3 million and amortization of deferred contract acquisitions and fulfillment costs of $11.4 million. The main drivers of net cash inflows that were derived from the changes in operating assets and liabilities were related to an increase of $5.4 million in accrued expenses and other current liabilities, a decrease in trade receivables of $3.3 million, an increase of $2.7 million in employees and payroll accruals and an increase of $0.5 million in deferred revenue, partially offset by an increase in deferred contract acquisition costs of $7.5 million, an increase of $1 million in prepaid expenses and other current assets and a decrease in trade payables of $0.5 million.

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
Investing Activities
Net cash flows used in investing activities increased by $10.8 million to $12.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Net cash used in investing activities of $12.4 million for the year ended December 31, 2024 was related to investment in available-for-sale marketable securities of $50.9 million and $0.5 million in capital expenditures, offset by maturities of available-for-sale marketable securities of $39.0 million.
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
Financing Activities
Net cash flows used in financing activities increased by $3.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Net cash used in financing activities of $3.5 million for the year ended December 31, 2024 was primarily due to repurchase of common stock of $2.9 million and $2.2 million of loan repayments partially offset by proceeds from the exercise of stock options of $1.6 million.
Net cash provided by financing activities of $0.1 million for the year ended December 31, 2023 was primarily due to proceeds from long-term loans, net of debt issuance cost of $3.5 million and proceeds from option exercises of $1.4 million, partially offset by $4.5 million of loan repayments.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years
Debt obligations [1]	$5,501	$31,233
Operating lease obligations [2]	3,119	8,301	8,525
Purchase obligations [3]	28,727	28,576
Total	$37,347	$68,110	$8,525
(1) Represents borrowings outstanding under our Term Loan Facility as of December 31, 2024, together with estimated interest payments thereon based on the interest rates in effect for such indebtedness as of December 31, 2024. See “—Liquidity and Capital Resources - Credit Facilities.”
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
We reported other liabilities of $12.8 million in our consolidated balance sheet at December 31, 2024, which principally consists of unrecognized tax benefits. See Note 11, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We have excluded these liabilities from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the year ended December 31, 2024, of $1.4 million due to NIS (after considering cash-flow hedges) and $5.1 million due to Euros.
Interest Rate Risk
As of December 31, 2024, we had outstanding floating rate debt obligations of $32.3 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.3 million for the year ended December 31, 2024.
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

Item 8. Financial Statements and Supplementary Data

KALTURA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kaltura, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaltura, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
Tel-Aviv, Israel
February 20, 2025

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,059	$36,684
Marketable securities	48,275	32,692
Trade receivables	19,978	23,312
Prepaid expenses and other current assets	9,481	8,410
Deferred contract acquisition and fulfillment costs, current	10,765	10,636

Total current assets	121,558	111,734

LONG-TERM ASSETS:
Marketable securities	3,379	5,844
Property and equipment, net	16,190	20,113
Other assets, noncurrent	2,983	3,100
Deferred contract acquisition and fulfillment costs, noncurrent	13,605	17,314
Operating lease right-of-use assets	12,308	13,872
Intangible assets, net	212	689
Goodwill	11,070	11,070

Total noncurrent assets	59,747	72,002

TOTAL ASSETS	$181,305	$183,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	3,110	1,612
Trade payables	3,265	3,629
Employees and payroll accruals	15,399	12,651
Accrued expenses and other current liabilities	14,262	17,279
Operating lease liabilities	2,504	2,374
Deferred revenue, current	63,123	62,364

Total current liabilities	101,663	99,909

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	67	369
Long-term loans, net of current portion	29,153	33,047
Operating lease liabilities, noncurrent	15,263	17,796
Other liabilities, noncurrent	10,772	2,295

Total noncurrent liabilities	55,255	53,507

TOTAL LIABILITIES	$156,918	$153,416

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2024	2023
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of December 31, 2024, and 2023; 0 shares issued and outstanding as of December 31, 2024, and 2023	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of December 31, 2024 and 2023; 161,980,907 and 150,274,107, shares issued as of December 31, 2024 and 2023, respectively; 152,057,148 and 142,588,917 outstanding as of December 31, 2024 and 2023, respectively	15	14
Treasury stock – 9,923,759 and 7,685,190 shares of common stock, $0.0001 par value per share, as of December 31, 2024 and 2023, respectively	(7,801)	(4,881)
Additional paid-in capital	500,024	471,635
Accumulated other comprehensive income	959	1,047
Accumulated deficit	(468,810)	(437,495)

Total stockholders' equity	24,387	30,320

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,305	$183,736

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Subscription	$167,681	$162,750	$152,480
Professional services	11,036	12,422	16,331

Total revenue	178,717	175,172	168,811

Cost of revenue:
Subscription	42,552	44,224	40,099
Professional services	17,059	18,714	21,772

Total cost of revenue	59,611	62,938	61,871

Gross profit	119,106	112,234	106,940

Operating expenses:

Research and development	49,430	52,400	57,387
Sales and marketing	47,766	48,798	59,280
General and administrative	46,009	48,718	45,414
Restructuring	—	973	1,238

Total operating expenses	143,205	150,889	163,319

Operating loss	24,099	38,655	56,379

Financial expenses (Income), net	(434)	(1,200)	4,248

Loss before provision for income taxes	23,665	37,455	60,627

Provision for income taxes	7,650	8,911	7,868

Net loss	$31,315	$46,366	$68,495

Net loss per share	$0.21	$0.34	$0.53

Weighted-average shares used in computing net loss per share	147,925,797	138,237,017	130,366,385

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss	$31,315	$46,366	$68,495
Other comprehensive loss:
Net unrealized gains (losses) on cash flow hedges	(62)	1,118	(120)
Net unrealized gains (losses) on available-for-sale marketable securities	(26)	230	(181)
Other comprehensive income (loss)	(88)	1,348	(301)
Comprehensive loss	$31,403	$45,018	$68,796

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount
	—	—	—	—	—	—	—	—
Balance as of December 31, 2021	126,925,104	$13	7,685,190	$(4,881)	$412,776	$—	$(322,634)	$85,274
	—	—	—	—		—	—	—
Stock-based compensation expenses	—	—	—	—	23,941	—	—	23,941
Issuance of common stock upon exercise of stock options, and release of restricted stock units	7,026,070	—	—	—	2,927	—	—	2,927
Exercise of warrants to common stock	613,255	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	—	—	(68,495)	(68,495)
	—	—	—	—	—	—	—	—
Balance of December 31, 2022	134,564,429	$13	7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346
	—	—	—	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	30,756	—	—	30,756
Issuance of common stock upon exercise of stock options, and release of restricted stock units	8,024,488	1	—	—	1,235	—	—	1,236
Other comprehensive income	—	—	—	—	—	1,348	—	1,348
Net loss	—	—	—	—	—	—	(46,366)	(46,366)
	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320
	—	—	—	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	26,632	—	—	26,632
Repurchase of common stock	(2,238,569)	—	2,238,569	(2,920)	—	—	—	(2,920)
Issuance of common stock upon exercise of stock options, and release of restricted stock units	11,706,800	1	—	—	1,757	—	—	1,758
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(31,315)	(31,315)
	—	—	—	—	—	—	—	—
Balance as of December 31, 2024	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(31,315)	$(46,366)	$(68,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,064	4,717	2,707
Stock-based compensation expenses	26,264	29,980	23,645
Amortization of deferred contract acquisition and fulfillment costs	11,447	11,669	10,865
Non-cash interest income, net	(1,219)	(1,023)	(146)
Loss on sale of property and equipment	—	—	185
Losses (Gain) on foreign exchange	(90)	(728)	1,424
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	3,334	5,475	(11,277)
Decrease (Increase) in prepaid expenses and other current assets and other assets, noncurrent	(949)	648	429
Increase in deferred contract acquisition and fulfillment costs	(7,497)	(6,561)	(11,558)
Increase (Decrease) in trade payables	(534)	(5,884)	3,132
Increase (decrease) in accrued expenses and other current liabilities	5,376	797	(1,937)
Increase (Decrease) in employees and payroll accruals	2,748	(2,233)	(3,743)
Increase (Decrease) in other liabilities, noncurrent	(14)	443	(51)
Increase in deferred revenue	458	1,626	7,465
Operating lease right-of-use assets and lease liabilities, net	(840)	(863)	527

Net cash provided by (used in) operating activities	12,233	(8,303)	(46,828)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(50,874)	(47,708)	(60,165)
Proceeds from maturities of available-for-sale marketable securities	38,981	51,976	18,985
Purchases of property and equipment	(521)	(2,607)	(1,218)
Capitalized internal-use software development costs	—	(1,493)	(4,759)
Investment in restricted bank deposit	—	(1,751)	(2,600)

Net cash used in investing activities	(12,414)	(1,583)	(49,757)

Cash flows from financing activities:

Proceeds from long-term loans	—	3,500	—
Repayment of long-term loans	(2,187)	(4,500)	(3,000)
Principal payments on finance leases	—	—	(136)
Proceeds from exercise of stock options	1,620	1,383	2,732
Payment of debt issuance costs	(17)	(274)	(125)
Repurchase of common stock	(2,920)	—	—
Payments on account of repurchase of common stock	(30)	—	—

Net cash provided by (used in) financing activities	(3,534)	109	(529)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	90	728	(1,424)

Net decrease in cash, cash equivalents and restricted cash	$(3,625)	$(9,049)	$(98,538)
Cash, cash equivalents and restricted cash at the beginning of the year	36,784	45,833	144,371

Cash, cash equivalents and restricted cash at the end of the year	$33,159	$36,784	$45,833

The accompanying notes are an integral part of the consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2024	2023	2022

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$213	$43	$355

Lease liabilities arising from right-of-use assets	$—	$—	$23,712

Capitalized stock-based compensation cost	$645	$845	$296

Pending proceeds from option exercises	$217	$79	$227

Lease incentive recognized as leasehold improvements	$—	$4,924	$1,711

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$3,774	$4,294	$8,873

Cash paid for interest	$2,692	$2,953	$2,301

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$33,059	$36,684	$44,625
Restricted cash included in other assets, noncurrent	100	100	1,208

Total cash, cash equivalents, and restricted cash	$33,159	$36,784	$45,833

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
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP“).
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
Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of the Accounting Standard Codification (“ASC”) 830 “Foreign Currency Matters” (“ASC 830”). All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Severance expenses recorded in Kaltura Israel for the years ended December 31, 2024, 2023 and 2022 amounted to $2,902, $3,194 and $3,976, respectively.
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
Severance expenses recorded in Kaltura U.S. for the years ended December 31, 2024, 2023 and 2022, amounted to $343, $2 and $71, respectively.
Israeli Employees Defined Contribution Plan
The Company has established a pension contribution plan with respect to Kaltura Israel's employees. Under the plan, Kaltura Israel contributed up to 6.5% of each employee's monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law.
Defined contribution pension plan expenses for the years ended December 31, 2024, 2023 and 2022 amounted to $2,316, $2,397 and $3,099, respectively.
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
The Company provides subscriptions and post-contract services (“PCS”) to its Video Experience Cloud, which powers live, real-time, and on-demand video experiences. The Company provides access to its platform either as a cloud-based service (“SaaS” or “PaaS”) or, less commonly, as a license to software installed on the customer's premises (“On-Prem”) all together defined as subscriptions in the statement of operations.
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
Cost of Revenue
Cost of subscription revenue consists primarily of employee-related costs including payroll, benefits and stock-based compensation expense for operations and customer support teams, production costs mainly consist of cloud hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology and allocated overhead costs.
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
Internal-Use Software
Costs incurred to develop internal-use software are capitalized and amortized over the estimated useful life of the software, which is generally five years. In accordance with ASC Topic, 350-40, “Internal-Use Software,” capitalization of costs to develop internal-use software begins when preliminary development efforts are successfully completed, the Company has committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs related to the maintenance of internal-use software are expensed as incurred.
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
When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of internal-use software. If the net book value is not expected to be fully recoverable, internal-use software would be impaired to its fair value. During the year ended December 31, 2024 the Company did not capitalize software development costs. During the years ended December 31, 2023 and 2022, the Company capitalized $1,660 and $5,115 of software development costs, respectively. No impairment was recorded for the years ended December 31, 2024, 2023 and 2022.
Advertising Costs
Advertising costs are expensed as incurred and include marketing activities, demand generation, events, public relations and brand-building activities. Advertising costs for the years ended December 31, 2024, 2023 and 2022, amounted to $3,366, $3,951 and $5,767, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718,“Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

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
Business Combination
The Company accounted for business combination in accordance with ASC 805, “Business combinations”. ASC 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at fair values as of that date. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings.
Acquisition related costs are expensed to the statement of operations in the period incurred.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This codification prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and for carry-forward tax losses.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes”. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
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
Net Loss per Share Attributable to Common Stockholders
The Company's basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.
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
Major customer data as a percentage of total revenues:
The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Year ended December 31,
	2024	2023	2022

Customer A (Media and Telecom)	10.73%	10.22%	*)	—

*) Represents an amount that is lower than 10% of the Company’s total revenue.
Fair Value of Financial Instruments
ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
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
Recently Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.
The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance during the year ended December 31, 2024. See Note 13 Reportable Segments and Geographical Information in the accompanying notes to the consolidated financial statements for further detail.
Recent Accounting Guidance Not Yet Adopted
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
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items. The ASU does not change the expense captions presented on the face of the income statement; rather, it mandates the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables present disaggregated revenue by category:

	Year Ended December 31, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$124,215	96.5%	$43,466	86.9%
Professional services	4,489	3.5%	6,547	13.1%

	$128,704	100%	$50,013	100%

	Year Ended December 31, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$120,600	96.4%	$42,150	84.3%
Professional services	4,554	3.6%	7,868	15.7%

	$125,154	100%	$50,018	100%

	Year Ended December 31, 2022
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$113,551	94.5%	$38,929	80.1%
Professional services	6,639	5.5%	9,692	19.9%

	$120,190	100%	$48,621	100%
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
Substantially all the revenue that was included in the deferred revenue, current as of January 1, 2024, was recognized as revenue during 2024.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $203,379, which consists of both billed consideration in the amount of $63,190 and unbilled consideration in the amount of $140,189 that the Company expects to recognize as revenue and was not yet recognized on the balance sheet. The Company expects to recognize 58% of its remaining performance obligations as revenue in the year ending December 31, 2025, and the remainder over the next four years.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	December 31,
	2024	2023	2022

Beginning balance	$24,210	$26,928	$26,274
Additions to deferred contract acquisition costs during the period	8,142	7,237	10,037
Amortization of deferred contract acquisition costs	(10,149)	(9,955)	(9,383)

Ending balance	$22,203	$24,210	$26,928

Deferred contract acquisition costs, current	$9,770	$9,063	$8,979
Deferred contract acquisition costs, noncurrent	12,433	15,147	17,949

Total deferred costs to obtain a contract	$22,203	$24,210	$26,928

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	December 31,
	2024	2023	2022

Beginning balance	$3,740	$5,522	$5,426
Additions to deferred costs to fulfill a contract during the period	—	—	1,578
Amortization of deferred costs to fulfill a contract	(1,573)	(1,782)	(1,482)

Ending balance	$2,167	$3,740	$5,522

Deferred fulfillment costs, current	$995	$1,573	$1,780
Deferred fulfillment costs, noncurrent	1,172	2,167	3,742

Total deferred costs to fulfill a contract	$2,167	$3,740	$5,522

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$27,301	$16	$(9)	$27,308
U.S. Treasury	16,938	20	(1)	16,957
Commercial paper	1,945	—	(4)	1,941
Agency bonds	2,070	1	(2)	2,069
	$48,254	$37	$(16)	$48,275

Available-for-sale – matures after one year:
Corporate bonds	$2,423	$—	$—	$2,423
U.S. Treasury	954	2	—	956
	$3,377	$2	$—	$3,379

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$6,985	$4	$—	$6,989
U.S. Treasury	8,795	17	—	8,812
Commercial paper	8,855	—	(5)	8,850
Agency bonds	8,037	9	(5)	8,041
	$32,672	$30	$(10)	$32,692

Available-for-sale – matures after one year:
Corporate bonds	$2,944	$14	$—	$2,958
U.S. Treasury	2,869	17	—	2,886
	$5,813	$31	$—	$5,844
As of December 31, 2024 and December 31, 2023 the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

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

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	December 31, 2024	December 31, 2023

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$12,212	$18,745

Short-term marketable securities:
Corporate bonds	Level 2	$27,309	$6,989
U.S. Treasury	Level 2	$16,956	$8,812
Commercial paper	Level 2	$1,941	$8,850
Agency bonds	Level 2	$2,069	$8,041

Long-term marketable securities:
Corporate bonds	Level 2	$2,423	$2,958
U.S. Treasury	Level 2	$956	$2,886

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,507	$3,397
Options and forward contracts designated as hedging instruments	Level 2	$960	$998

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,020	$1,025

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$24	$—
NOTE 6: DERIVATIVES AND HEDGING
The Company enters into forward contracts to hedge certain forecasted payroll costs denominated in NIS against exchange rate fluctuations of the U.S. dollar for a period of up to twelve months. The Company recorded the cash flows associated with these derivatives under operating activities. The Company does not use derivative instruments for trading or speculative purposes.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $35,718, $15,093 as of December 31, 2024 and December 31, 2023, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $960 and $998 as of December 31, 2024 and December 31, 2023, respectively and a liability of $24 as of December 31, 2024. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities.
Effect of Foreign Currency Contracts on the Consolidated Statements of Operations
The effect of foreign currency contracts on the consolidated statements of operations during the year ended December 31, 2024, 2023 and 2022 was as follows:

Statement of Operations Location:	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022

Cost of revenue	$(123)	$326	$230
Research and development	(426)	1,182	727
Sales and marketing	(113)	278	190
General and administrative	(170)	427	249
Restructuring	—	28	22

Total	$(832)	$2,241	$1,418
Gain of $832 and Losses of $2,241 and $1,418 was reclassified from accumulated other comprehensive income (loss) during the year ended December 31, 2024, 2023 and 2022, respectively. Such losses was reclassified from accumulated other comprehensive income (loss) when the related expenses were incurred.
NOTE 7: LEASES
The Company leases its office facilities under agreements that expire at various dates through July 2032.
Components of operating lease expense were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating lease cost	$2,697	$2,875	$2,827
Short-term lease cost	—	154	417
Variable lease cost	176	89	20

Total	$2,873	$3,118	$3,264
Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022

Cash paid for operating leases	$3,906	$3,353	$1,845

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
As of December 31, 2024, the weighted-average discount rate is 4.6% and the weighted-average remaining term is 7.2 years. Maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows:

Year Ending December 31,

2025	3,119
2026	3,181
2027	2,749
2028	2,371
2029	2,371
2030 and thereafter	6,154
Total operating lease payments	19,945
Less: imputed interest	2,178
Total operating lease liabilities	$17,767
8: COMMITMENTS AND CONTINGENCIES Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026.
The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of December 31, 2024:

Year ended December 31,

2025	28,727
2026	28,576

Total purchase commitment	$57,303
During the year ended December 31, 2024, the Company had accelerated expenses in the amount of $1,312 related to its minimum commitment with one of its cloud hosting service due to the Company's decision not to utilize the provider's cloud service. Such expenses were recorded under general and administrative expenses in the consolidated statement of operations.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2024	2023

Prepaid expenses	$4,085	$2,656
Restricted bank deposits	3,507	3,397
Derivative instrument	960	998
Other current assets	929	1,359

	$9,481	$8,410

Property and Equipment, net
Composition of property and equipment is as follows:

	December 31,
	2024	2023
Cost:
Computers and peripheral equipment	$1,780	$4,055
Office furniture and equipment	2,211	2,183
Leasehold improvements	7,127	7,267
Internal use software	13,755	13,755

	24,873	27,260

Accumulated depreciation	(8,683)	(7,147)

Depreciated cost	$16,190	$20,113
Depreciation expenses for the years ended December 31, 2024, 2023 and 2022 were $4,586, $4,162 and $2,042, respectively. In 2024, the Company disposed of fully depreciated fixed assets totaling $3,050.
Other assets, noncurrent

	December 31,
	2024	2023

Restricted cash	$100	$100
Severance pay fund	1,577	1,685
Restricted deposit	1,020	1,025
Other	286	290

	$2,983	$3,100

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Accrued expenses and other current liabilities

	December 31,
	2024	2023

Accrued expenses	$6,366	$4,353
Accrued taxes	5,638	11,755
Derivative instruments	24	—
Other current liabilities	2,234	1,171

	$14,262	$17,279
Other liabilities, noncurrent

	December 31,
	2024	2023

Accrued taxes	$8,599	$—
Deferred tax	463	418
Other	1,710	1,877

	$10,772	$2,295
NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET
The carrying amounts and accumulated amortization expenses of the intangible assets, as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	0.25	$4,700
Customer relationship	2.25	$2,419

		$7,119
Accumulated amortization and impairments:
Technology		$(4,603)
Customer relationship		$(2,304)

		$(6,907)

Intangible assets, net		$212

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	December 31, 2023
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	1.25	$4,700
Customer relationship	3.25	2,419

		7,119
Accumulated amortization and impairments
Technology		(4,177)
Customer relationship		(2,253)
Tradename		—

		(6,430)

Intangible assets, net		$689

During the year ended December 31, 2024, 2023 and 2022, the Company recorded amortization expenses in the amount of $477, $555 and $665, respectively, included in cost of revenue, sales and marketing expenses in the consolidated statements of operations.
The estimated future amortization expense of intangible assets as of December 31, 2024, is as follows:

December 31,

2025	148
2026	50
2027	14

$212

Goodwill was $11,070 at December 31, 2024 and December 31, 2023 with $9,381 allocated to the M&T segment and $1,689 to the EE&T segment. There were no changes in the carrying amount of goodwill for the year ended December 31, 2024.
NOTE 11: INCOME TAXES
The Company's subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.
Loss (income) before taxes on income is comprised as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Domestic	$32,758	$45,625	$66,346
Foreign	(9,093)	(8,170)	(5,719)

Loss before taxes on income	$23,665	$37,455	$60,627

The provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022

Current provision:
Federal	$—	$—	$—
State	69	83	88
Foreign	7,536	8,410	7,780
	7,605	8,493	7,868
Deferred provision:
Federal	18	171	—
State	27	247	—
Foreign	—	—	—
	45	418	—
Total provision for income taxes	$7,650	$8,911	$7,868

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024 and 2023, the Company has provided a full valuation allowance in respect of deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
Significant components of the Company's deferred tax assets are as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2024	2023

Deferred tax assets:

Net operating losses carryforward	$60,192	$69,160
Disallowed business interest expense	3,944	4,023
Capitalized R&D costs	34,645	26,126
Reserves & accruals	1,804	1,486
Deferred revenue	481	378
Lease liability	625	829
Stock based compensation	9,357	5,823
Intercompany payable	—	5,498
Other assets	70	77

Deferred tax assets before valuation allowance	111,118	113,400
Valuation allowance	(100,318)	(101,237)

Total deferred tax assets, net of valuation allowance	$10,800	$12,163

Deferred tax liabilities:

Intangible Assets	(1,151)	(970)
Deferred contract acquisition and fulfillment costs	(6,711)	(7,686)
Internal use software	(2,401)	(2,988)
Operating lease right-of-use assets	(542)	(742)
Other	(458)	(195)

Total gross deferred tax liabilities	$(11,263)	$(12,581)

Total net deferred tax liabilities	$(463)	$(418)

As of December 31, 2024, the U.S. parent company had a net U.S. operating loss carry forward (“NOLs”) for federal income tax purposes of approximately $225,328 and U.S. state NOLs of approximately $183,372. Out of the operating losses attributed to the U.S. parent company, $132,311 were generated before January 1, 2018, and are subject to the 20-year carryforward period. The remaining $93,017 can be carried forward indefinitely but are subject to the 80% taxable income limitation.
Utilization of the U.S. net operating losses above may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of substantial net operating losses before utilization (the 80% limitation was waived for NOLs utilized in 2019 and 2020 under the CARES Act).
The Company has analyzed the impact of Section 382 on its NOLs through 2024 and believes that the NOLs are not materially limited by Section 382. However, any future changes of ownership could impact the Company’s ability to utilize NOLs.
A reconciliation of the Company's theoretical income tax expense to actual income tax expense is as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Loss before tax as reported at the consolidated statement of operations	$23,665	$37,455	$60,627

Statutory tax rate	21%	21%	21%

Theoretical tax benefit	$(4,970)	$(7,866)	$(12,732)

Non-deductible expenses and other permanent differences	259	1,026	154
Stock based compensation	1,639	2,403	2,193
Change in valuation allowance	(919)	16,842	9,745
State taxes, net of federal benefit	(2,083)	(2,898)	4,946
Income tax at rate other than the U.S. statutory tax rate	11,454	1,613	3,045
Exchange rate differences	(4,812)	(511)	332
Return to provision adjustments	6,406	(1,321)	—
Other	676	(377)	185

Total tax expenses	$7,650	$8,911	$7,868
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, a comprehensive tax law that included significant changes to the taxation of business entities. These changes include several key tax provisions, among others: (i) a permanent reduction to the statutory federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017; (ii) a partial limitation on the tax deductibility of business interest expenses; (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time deemed repatriation tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. In addition, beginning in 2022, U.S companies are required to capitalize and amortize research and experimental expenditures ratably over a five-year period, Any such expenditures attributable to research conducted outside of the U.S must be capitalized and amortized over a-15 year period.
The Israeli corporate tax rate was 23% for the years ended December 31, 2024, 2023 and 2022. However, the effective tax rate payable by a company that derives income from a“Benefited Enterprise” or a “Preferred Enterprise” (as discussed below) may be considerably less. Capital gains derived by an Israeli company are generally subject to the prevailing corporate tax rate.
Tax benefits by virtue of the Law for the Encouragement of Capital Investments, 1959 (“the Investment Law”):
Until tax year 2014, Kaltura Israel utilized various tax benefits by virtue of the “Benefited Enterprise” status granted to its enterprise, pursuant to the Investment Law.
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
As of December 31, 2024, approximately $518 was derived from tax exempt profits earned by Kaltura Israel's “Beneficiary Enterprise.”

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The Company and its Board of Directors have determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by Kaltura Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to Kaltura Israel's “Beneficiary Enterprise” as such income is essentially permanently reinvested.
If Kaltura Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of up to $130 would be incurred as of December 31, 2024.
In 2011, new legislation amending the Investment Law was adopted. Under this new legislation, a unified corporate tax rate applied to all qualifying income generated by a “Preferred Company” through its Preferred Enterprise (as such terms are defined in the Investment Law) as of January 1, 2011.
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
Generally, in U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. Kaltura Israel received final tax assessments through 2018 while the rest of the Company's subsidiaries did not have any final tax assessments as of December 31, 2024.
A reconciliation of the opening and closing amounts of total unrecognized tax benefits is as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

Unrecognized Tax Benefits

Balance as of December 31, 2021	$4,494

Decreases related to prior years' tax positions	(313)
Increases related to current years' tax positions	1,145

Balance as of December 31, 2022	$5,326

Decreases related to prior years' tax positions	—
Increases related to current years' tax positions	1,815

Balance as of December 31, 2023	7,141

Decreases related to prior years' tax positions	(353)
Increases related to current years' tax positions	5,968

Balance as of December 31, 2024	$12,756

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $12,756 and $7,141 as of December 31, 2024 and 2023.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had accrued $571 and $373 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for years 2010 and forward remain open to examination. In the Company’s foreign jurisdictions – Israel and the United Kingdom – the tax years subsequent to 2020 remain open to examination.
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
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Numerator:
Net loss	$31,315	$46,366	$68,495

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,925,797	138,237,017	130,366,385

Net loss per share attributable to common stockholders, basic and diluted	$0.21	$0.34	$0.53

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2024	2023	2022

Outstanding stock options and RSUs	28,652,759	34,132,323	33,457,465

Total	28,652,759	34,132,323	33,457,465
NOTE 13: REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION
Reportable segments
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer (“CODM”). The Company's CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.
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

	Year Ended December 31, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$128,704	$50,013	$178,717

Cost of revenue

Production costs	$16,693	$13,973	$30,666

Compensation	10,868	6,464	17,332

Depreciation and amortization	1,354	2,370	3,724

Other segment items	2,861	5,028	7,889

Total cost of revenue	31,776	27,835	59,611

Gross profit	96,928	22,178	119,106

Operating expenses			143,205
Financial income, net			(434)
Provision for income taxes			7,650

Net loss			$31,315

	Year Ended December 31, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$125,154	$50,018	$175,172

Cost of revenue

Production costs	$18,528	$14,771	$33,299

Compensation	11,080	8,876	19,956

Depreciation and amortization	1,022	2,389	3,411

Other segment items	2,900	3,372	6,272

Total cost of revenue	33,530	29,408	62,938

Gross profit	91,624	20,610	112,234

Operating expenses			150,889
Financial income, net			(1,200)
Provision for income taxes			8,911

Net loss			$46,366

	Year Ended December 31, 2022
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$120,190	$48,621	$168,811

Cost of revenue

Production costs	18,284	11,385	29,669

Compensation	14,117	10,134	24,251

Depreciation and amortization	765	687	1,452

Other segment items	3,212	3,287	6,499

Total cost of revenue	36,378	25,493	61,871

Gross profit	83,812	23,128	106,940

Operating expenses			163,319
Financial income, net			4,248
Provision for income taxes			7,868

Net loss			$68,495

Other segment items include costs related to subcontractors and consultants, allocated rent, IT expenses and other general costs.
Geographical information
Revenue by location is determined by the billing address of the customer. Total revenue from external customers on the basis of the Company's geographical areas are as follows:

	Year Ended December 31,
	2024	2023	2022

United States (“US”)	$94,855	$91,319	$91,923
Europe, the Middle East and Africa (“EMEA”)	68,396	65,831	58,026
Other	15,466	18,022	18,862

	$178,717	$175,172	$168,811

No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.
The following table presents long-lived assets as of December 31, 2024 and 2023, based on geographical areas which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2024	2023

US	$10,141	$13,913
Israel	18,253	19,916
Rest of world	104	156

	$28,498	$33,985
NOTE 14: LONG-TERM LOAN
In January 2021, the Company entered into a new credit agreement (the “Credit Agreement”) with an existing lender, which provides for a new senior secured term loan facility in the aggregate principal amount of $40,000 (the “Term Loan Facility”) and a new senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which subsequently and has been amended according to the Company's needs and other developments. In May 2023, the Company entered into an amendment (the “Fourth Amendment”) to the then-existing Credit Agreement to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark rate under the Credit Agreement. Prior to the Fourth Amendment, borrowings under the Credit Agreement would bear interest, at the Company's election, at (a) the Eurodollar Rate (as defined in the Credit Agreement as in effect prior to the Fourth Amendment) plus a margin of 3.50% or (b) Alternative Base Rate (“ABR”) (as defined in the Credit Agreement) plus a margin of 2.50%.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2024, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.93%, consisting of 4.33% (the 3-months SOFR rate as of December 31, 2024), 0.10% credit spread adjustment and the margin of 2.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024 (ii) $656 for installments payable on December 31, 2024 ($218 of the amount deferred to January 2025) , through September 30, 2025, (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain financial covenants as defined therein. As of December 31, 2024, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

Year ended December 31,

2025	3,281
2026	29,313

$32,594

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
The Company has the following common stock reserved for future issuance as of December 31, 2024:

December 31, 2024
Outstanding options	16,321,014
Outstanding RSUs	12,331,745
Shares reserved under 2021 Plan	4,423,347

Total	33,076,106
Equity Incentive Plans
Under the Company's 2007 U.S. and Israeli Stock Option Plans (“the 2007 Plans”), options were granted to officers, directors, employees, advisors and consultants of the Company or its subsidiaries.
In 2017, the Company adopted a new equity incentive plan, the “2017 Equity Incentive Plan” (the “2017 Plan” and together with the 2007 Plans, the “Old Plans”), and extended the term of the 2007 Israeli Stock Option Plan and the term of the options already granted thereunder for an additional ten-year period.
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
The options vest based on the achievement of specific share price targets such that 25% of the award will vest upon the fair market value of a share of common stock increasing fifty percent (50%) above the exercise price; an additional 25% of such award will vest upon the fair market value of a share increasing one-hundred percent (100%) above the exercise price; an additional 25% will vest upon the fair market value of a share increasing one-hundred and fifty percent (150%) above the exercise price; and the remaining 25% of the award will vest upon the fair market value increasing two-hundred percent (200%) above the exercise price. During the year ended December 31, 2024, the Company canceled the market-based options to its officers.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Following the Company’s IPO, no additional awards will be granted under the Old Plans. However, the Old Plans will continue to govern the terms and conditions of the outstanding awards previously granted under the Old Plans.
Effective upon the effectiveness of the registration statement for the IPO, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”, and together with the Old Plans, the “Plans”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock or cash-based awards to the Company’s officers, directors, employees, advisors, and consultants. The number of shares of common stock initially reserved for issuance under the 2021 Plan was 8,500,000 shares. in addition, certain shares of common stock subject to awards under the Old Plans, such as those subject to expirations, terminations, exercise and tax-related withholding, or failures to vest, will become available for issuance under the 2021 Plan.
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
On January 1, 2024, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 7,129,446 shares pursuant to the terms of the 2021 Plan.
During 2024, the Company granted to its officers RSUs under the 2021 Plan which shall vest based upon achievement of certain performance targets set forth in the 2024 Executive Compensation Plan, and additional RSUs that vest in quarterly installments over a period of up to three years commencing as of January 1, 2024 with the first quarterly vesting date on April 1, 2024, subject to continued employment through the vesting dates.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2024	22,933,058	$4.99	6.29	$5,378

Granted	—	—
Exercised	(1,796,434)	$0.99		$1,449
Forfeited	(4,815,610)	$12.26

Outstanding as of December 31, 2024	16,321,014	$3.29	4.34	$5,212

Exercisable options at end of the year	16,302,264	$3.29	4.33	$5,212
No stock options were granted during the years ended December 31, 2024, 2023 and 2022. The total grant-date fair value of the service-based awards that vested during the years ended December 31, 2024, 2023 and 2022, was $6,679,

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
$11,409 and $12,763, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $1,449, $3,169 and $5,272, respectively.
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2024:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	11,199,265	$2.24
RSUs granted	13,616,089	$1.45
RSUs vested	(9,910,366)	$2.09
RSUs forfeited	(2,573,243)	$1.91
Unvested and Outstanding as of December 31, 2024	12,331,745	$1.56
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Year Ended December 31,
	2024	2023	2022

Cost of revenue	$1,002	$1,128	$1,376
Research and development	4,775	4,734	4,268
Sales and marketing	2,701	3,187	3,711
General and administrative	17,786	20,931	14,290

Total expenses	$26,264	$29,980	$23,645

As of December 31, 2024, there were $13,995 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.
Stock Repurchase Program
On June 11, 2024, the Company’s board of directors authorized a stock repurchase program of the Company’s outstanding common stock for up to $5,000 of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the year ended December 31, 2024, the Company repurchased 2,238,569 shares of common stock at an weighted average price of $1.27 per share (excluding broker and transaction fees of $67). As of December 31, 2024, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $2,148, subject to satisfying required conditions under the Companies Law and Companies Regulations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 16: SELECTED STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2024	2023	2022

Financial income:

Interest income	$3,355	$2,735	$962
Foreign currency translation adjustments, net	175	2,169	—

	3,530	4,904	962
Financial expenses:

Bank fees	135	153	160
Interest expense	2,682	3,178	2,301
Foreign currency translation adjustments, net	—	—	1,959
Other	279	373	790

	3,096	3,704	5,210

Financial expenses (income), net	$(434)	$(1,200)	$4,248

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Net Unrealized Income (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Income (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023	$49	$998	$1,047
Other comprehensive income before reclassifications	(26)	770	744
Net realized income reclassified from accumulated other comprehensive income	—	(832)	(832)
Other comprehensive loss	(26)	(62)	(88)
Balance as of December 31, 2024	$23	$936	$959

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Net Unrealized Income (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Income (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022	$(181)	$(120)	$(301)
Other comprehensive loss before reclassifications	230	(1,155)	(925)
Net realized losses reclassified from accumulated other comprehensive income	—	2,273	2,273
Other comprehensive loss	230	1,118	1,348
Balance as of December 31, 2023	$49	$998	$1,047

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Income (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2021	$—	$—	$—
Other comprehensive loss before reclassifications	(181)	(1,643)	(1,824)
Net realized losses reclassified from accumulated other comprehensive income	—	1,523	1,523
Other comprehensive loss	(181)	(120)	(301)
Balance as of December 31, 2022	$(181)	$(120)	$(301)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, such disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) On February 19, 2025, the Company and Ron Yekutiel, the Company’s Chairman, Chief Executive Officer and President, entered into amendments (each, a “Yekutiel Amendment” and collectively, the “Yekutiel Amendments”) to (i) the Employment Agreement, dated as of May 1, 2012, as amended, by and between Kaltura Ltd. and Mr. Yekutiel (the “Yekutiel Employment Agreement”), (ii) the Consulting Agreement, dated as of January 1, 2018, as amended, by and between the Company and Mr. Yekutiel and (iii) the Consulting Agreement, dated as of May 1, 2014, as amended, by and between Kaltura Europe Limited and Mr. Yekutiel.

Pursuant to the Yekutiel Amendments, under the Company’s 2025 Executive Compensation Plan, Mr. Yekutiel will receive up to $510,000 (out of which an amount of $233,750 shall be paid in NIS based on $1.00/NIS3.7 exchange rate, namely, NIS 864,875) upon achievement of 100% of certain performance targets set forth in the 2025 Executive Compensation Plan, and be eligible to earn additional annual “stretch” bonuses of up to $191,250 (out of which an amount of $63,750 shall be paid in NIS based on $1.00/NIS3.7 exchange rate, namely, NIS 235,875), which shall be paid in cash upon achievement of such performance targets above 100% attainment, subject to and in accordance with the satisfaction of the aforementioned performance targets. Following the end of the applicable year, the Compensation Committee of the Board of Directors of the Company will evaluate the achievement of the performance targets and determine the amounts of the annual bonuses that will be paid to Mr. Yekutiel.
Further, under the 2025 Executive Compensation Plan and the Company’s 2021 Incentive Award Plan (the “2021 Plan”), Mr. Yekutiel received 2,105,263 restricted stock units (the “LTI RSUs”). The LTI RSUs vest in quarterly installments over a three-year period commencing as of January 6, 2025, with the first quarterly vesting date on April 1, 2025, subject to continued employment through the vesting date. In the event of a termination of service of Mr. Yekutiel without Cause or by Mr. Yekutiel for Good Reason (each as defined in the applicable award agreement) during the twelve (12) month period immediately following a Change in Control (as defined in the 2021 Plan), the LTI RSUs held by him will become vested in full on the date of such termination.
In addition, under the Yekutiel Amendment to Mr. Yekutiel Employment Agreement, effective as of January 1, 2025, Mr. Yekutiel’s annual base salary shall be increased by NIS 172,536 to an aggregate amount of NIS 832,140.
Additionally, the Yekutiel Amendments also apply a revised advance termination notice period set forth in the 2021 Plan.
On February 19, 2025, the Company and John Doherty, the Company’s Chief Financial Officer, entered into an amendment (the “ Doherty Amendment”) to the Employment Agreement, dated as of January 15, 2024, as amended, by and between Kaltura, Inc. and Mr. Doherty.
Pursuant to the Doherty Amendment, under the Company’s 2025 Executive Compensation Plan, Mr. Doherty will receive up to $470,000 upon achievement of 100% of certain performance targets set forth in the 2025 Executive Compensation Plan, and be eligible to earn additional annual “stretch” bonuses of up to $176,250, which shall be paid in cash upon achievement of such performance targets above 100% attainment, subject to and in accordance with the satisfaction of the aforementioned performance targets. Following the end of the applicable year, the Compensation Committee of the Board of Directors of the Company will evaluate the achievement of the performance targets and determine the amounts of the annual bonuses that will be paid to Mr. Doherty.
Further, under the 2025 Executive Compensation Plan and the “2021 Plan”, Mr. Doherty received 526,316 “LTI RSUs”, on January 6, 2025. The LTI RSUs vest in quarterly installments over a three-year period commencing as of January 1, 2025, with the first quarterly vesting date on April 1, 2025, subject to continued employment through the vesting date. In the event of a termination of service of Mr. Doherty without Cause or by Mr. Doherty for Good Reason (each as defined in the applicable award agreement) during the twelve (12) month period immediately following a Change in Control (as defined in the 2021 Plan), the LTI RSUs held by him will become vested in full on the date of such termination.
On February 19, 2025, the Company and each of Eynav (Navi) Azaria, the Company’s Chief Product Officer, and Natan Israeli, the Company's Chief Customer Officer, entered into amendments (each, an “Amendment” and collectively, the “Amendments”) to (i) the Employment Agreement, dated as of December 22, 2020, as amended, by and between Kaltura Ltd. and Mr. Azaria, and (ii) the Employment Agreement, dated as of November 26, 2020, as amended, by and between Kaltura Ltd. and Mr. Israeli. Pursuant to the Amendments, under the Company’s 2025 Executive Compensation Plan, (i) Mr. Azaria will receive up to $224,000 (which shall be paid in NIS based on $1.00/NIS3.7 exchange rate, namely, NIS 828,800) upon achievement of 100% of certain performance targets set forth in the 2025 Executive Compensation Plan, and be eligible to earn additional annual “stretch” bonuses of up to $84,000 (which shall be paid in NIS based on $1.00/NIS3.7 exchange rate, namely, NIS 310,800), which shall be paid in cash upon achievement of such performance targets above 100% attainment, subject to and in accordance with the satisfaction of the aforementioned performance targets.

Following the end of the applicable year, the Compensation Committee of the Board of Directors of the Company will evaluate achievement of the performance targets and determine the the amounts of the annual bonuses that will be paid to Mr. Azaria; and (ii) Mr. Israeli will receive up to $223,000 (which shall be paid in NIS based on $1.00/NIS3.7 exchange rate, namely, NIS 825,100) upon achievement of 100% of certain performance targets set forth in the 2025 Executive Compensation Plan, and be eligible to earn additional annual “stretch” bonuses of up to $84,000 (which shall be paid in NIS based on $1.00/NIS3.7 exchange rate, namely, NIS 310,800), which shall be paid in cash upon achievement of such performance targets above 100% attainment, subject to and in accordance with the satisfaction of the aforementioned performance targets. Following the end of the applicable year, the Compensation Committee of the Board of Directors of the Company will evaluate the achievement of the performance targets and determine the amounts of the annual bonuses that will be paid to Mr. Israeli.
Further, under the 2025 Executive Compensation Plan and the “2021 Plan”, each of Mr. Azaria and Mr. Israeli received 605,263 “LTI RSUs”, on January 6, 2025. The LTI RSUs vest in quarterly installments over a three-year period commencing as of January 1, 2025 with the first quarterly vesting date on April 1, 2025, subject to continued employment through the vesting date. In the event of a termination of service of Mr. Azaria or Israeli, respectively, without Cause or for Good Reason (each as defined in the applicable award agreement) during the twelve (12) month period immediately following a Change in Control (as defined in the 2021 Plan), the LTI RSUs held by each of them will become vested in full on the date of such termination.
In addition, the Amendments also apply a revised advanced termination notice period set forth in the 2021 Plan.
The foregoing descriptions of the Amendments are not complete and are qualified in their entirety by reference to the full and complete terms contained in the respective Amendment, copies of which are filed as Exhibits 10.20, 10.21 and 10.22 respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.
(b) During the three months ended December 31, 2024, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Ron Yekutiel	52	Chairman, Chief Executive Officer, President and Director
John Doherty	59	Chief Financial Officer
Eynav Azaria	51	Chief Product and Engineering Officer
Natan Israeli	53	Chief Customer Officer

Non-Employee Directors
Richard Levandov	70	Director
Dr. Shay David	52	Director
Ronen Faier	54	Director
Dr. Naama Halevi Davidov	53	Director
Eyal Manor	51	Director
Executive Officers
Ron Yekutiel is one of our co-founders and has served as our Chief Executive Officer and as Chairman of our board of directors since October 2006 and as President from January 15, 2024. Prior to Kaltura, Mr. Yekutiel co-founded VisualGate Systems Inc., a video surveillance company, in 2003, and co-founded and lead GPSoft Ltd and the Destinator business unit in Paradigm Advanced Technologies Inc., a GPS navigation and tracking company, in 2001. Mr. Yekutiel serves as a member of the board of directors of Kaltura Asia Pte Ltd., an affiliate of Kaltura, Inc., and as a member of the board of directors of various private companies. He received a Master of Business Administration with honors from the Wharton School of the University of Pennsylvania in 2005. Mr. Yekutiel has been named one of “100 most intriguing entrepreneurs” by Goldman Sachs, and one of the “top 25 visionaries, innovators, and producers” by the Producers Guild of America. He was also featured as one of eight “top web innovators” in Esquire magazine. Mr. Yekutiel has served an advisor to numerous startup companies, including as a mentor in the Microsoft and Oracle accelerator programs. Mr. Yekutiel was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and Chief Executive Officer, as well as his extensive experience with technology companies.
John Doherty has served as our Chief Financial Officer since March 2024. Prior to that, Mr. Doherty served as Chief Financial Officer and Chief Operating Officer for Magic Leap, Inc., an augmented reality technology company, from 2020 to 2024, and as Chief Financial Officer of InterXion Holding N.V., a data center services provider, from 2018 to 2020. In addition, Mr. Doherty held a variety of financial roles at Verizon Communications Inc., over a 30-year period, most recently serving as Senior Vice President of Corporate Development and President and Chief Investment Officer of Verizon Ventures from 2013 to 2018, where he helped steer significant strategic transactions and corporate restructurings. Mr. Doherty currently also serves on the Board of Directors of Guam-based Pacific Telecom. Mr. Doherty holds a degree in economics from Stonybrook University and has attended the MBA program at Baruch College as well as Wharton’s Executive Education program in Finance and Strategic Planning. The Deal named him The Most Admired Corporate Deal Maker in Telecommunications in 2013, 2014, and 2016. Institutional Investor ranked Mr. Doherty as the top IR executive across the telecommunications industry in 2011 and 2012.
Eynav Azaria served as our Chief Revenue Officer from August 2022 until June 2024 and has been serving as our Chief Product and Engineering Officer since July 1, 2024. He has also been an executive officer since January 2024. He is known as a thought leader in the areas of digital transformation, AI, and analytics, and has advised companies on using data and insights to drive success. Prior to joining Kaltura, Mr. Azaria served as Chief Executive Officer of Panorama Software Inc., a business intelligence software company, from 2004 to 2020.

Before joining Panorama, Mr. Azaria was Chief Operating Officer for BrowseUp Ltd., and before that he served as campaign manager for the Israeli Labor Party and former prime minister, Mr. Ehud Barak. Mr. Azaria also served as the CEO of the International Center for Peace in the Middle East. Mr. Azaria is a member of the board of trustees of the Afeka Engineering College in Israel and serves as an advisory board member of the Israeli Export Institute.
Natan Israeli has served as our Chief Customer Officer since November 2020 and as an executive officer since January 2024. Prior to joining Kaltura, throughout 2020 Mr. Israeli was the CEO for Ambar A.M. Enterprise Ltd., that was active in the Israeli energy and infrastructure industries. His responsibilities included identifying potential clients and projects, managing negotiations, finding and recruiting partners and leading and consulting on business development, and strategy for the implementation of advanced technologies. Prior to that Mr. Israeli served for three decades in the Israeli Air Force (IAF) as an officer and helicopter pilot. His last position was head of all IAF Human Resources from 2016 to 2020, in which capacity he was responsible for tens of thousands of people. Prior to that ,Mr. Israeli held various other senior positions with the IAF, including the IAF's CIO and head of its information systems from 2012 to 2014.
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
Dr. Shay David is one of our co-founders and has served as a member of our board of directors since October 2006. Dr. David previously held various roles with us, including President and General Manager of Media and Telecom from 2016 to 2019, and Chief Revenue Officer from 2012 to 2015. He co-founded Retrain.ai, an artificial intelligence company, in August 2020 and has served as its Chief Executive Officer and Chairman of the board of directors since its founding. He was a post-doctoral fellow at Yale Law School from 2007 to 2008, and received a Ph.D. in Science and Technology from Cornell University in 2008, a Master of Arts from New York University in 2003 and a Bachelor of Science in Computer Science Philosophy from Tel Aviv University in 2001. Dr. David was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and his extensive experience in the media and technology fields.
Ronen Faier has served on our board of directors since July 2021. Mr. Faier has also served as a director of Monday.com (NASDAQ: MNDY) since 2021 and a director of Cato Networks since February 2023. Mr. Faier served as the Interim CEO of SolarEdge Technologies, Inc., an energy management company from August 2024 through December 2024 and as their Chief Financial Officer from January 2011 through June 2024. Prior to his role at SolarEdge, Mr. Faier served in various executive positions at publicly traded technology companies such as SanDisk Corporation, a semiconductor manufacturing company, Msystems Ltd., a semiconductor memory devices manufacturing company and VocalTec Communications, Inc., a telecom equipment provider. Mr. Faier is a Certified Public Accountant in Israel. He received a Master’s of Business Administration with honors from Tel Aviv University in 2000 and a Bachelor of Arts in Accounting and Economics from the Hebrew University of Jerusalem in 1996. Mr. Faier holds a CPA (Israel) license. Mr. Faier was selected to serve on our board of directors because of his extensive financial and public company experience.
Dr. Naama Halevi Davidov has served on our board of directors since July 2021. Dr. Halevi Davidov has served as a member of the board of directors of Kornit Digital Ltd. (NASDAQ: KRNT) since August 2023. Dr. Halevi Davidov is currently the Chief Financial Officer of a cybersecurity company in stealth mode. Additionally, Dr. Halevi Davidov served from May 2022 through August 2024 as the Chief Financial Officer of XM Cyber Ltd., a global cybersecurity company. Prior to this role, Dr. Halevi Davidov served as a consultant to several technology companies including Simply Ltd. (formerly named JuyTunes), Gloat Ltd. and Healthy.IO. Dr. Halevi Davidov served as our Chief Financial Officer from November 2012 to August 2017. Dr. Halevi Davidov also serves on the board of our subsidiary, Kaltura Asia Pte Ltd. since February 2015. Dr. Halevi Davidov is a Certified Public Accountant in Israel. She received a Ph.D. in Strategy from Tel Aviv University in 2012, a Master’s in Business Administration from Tel Aviv University in 2002 and Bachelor of Arts in Accounting and Economics from Tel Aviv University in 2000. Dr. Halevi Davidov was selected to serve on our board of directors because of her extensive knowledge of, and experience with, corporate financial strategy.
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
The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included under the headings “Executive Compensation” and, if applicable, “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Item 8 herein.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	7/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.1	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	7/23/2021
4.1	Specimen Stock Certificate of Kaltura, Inc,	S-1/A	333-253699	4.1	3/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	3/23/2021
4.3	Description of Capital Stock.	10-K	001-40644	4.4	2/25/2022
10.1	Credit Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the several banks and other financial institutions or entities from time to time party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and SVB, as Administrative Agent.	S-1/A	333-253699	10.1	3/26/2021
10.2	First Amendment to Credit Agreement, dated as of June 29, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	S-1/A	333-253699	10.1	7/12/2021
10.3	Second Amendment to Credit Agreement, dated as of December 20, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-K	001-40644	10.3	2/25/2022
10.4	Third Amendment to Credit Agreement, dated as of April 19, 2022, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.1	11/08/2023

10.5	Fourth Amendment to Credit Agreement, dated as of May 23, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.2	11/08/2023
10.6	Fifth Amendment to Credit Agreement, dated as of December 21, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	8-K	001-40644	10.1	12/27/2023
10.7	Sixth Amendment to Credit Agreement, dated as of July 22, 2024, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	4.3	08/08/2024
10.8	Guarantee and Collateral Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the other Grantors referred to therein, and Silicon Valley Bank, as administrative agent.	S-1/A	333-253699	10.2	3/26/2021
10.9	Debenture, dated as of January 14, 2021, by and among Kaltura Europe Limited and Kaltura, Inc., as Original Chargors, and Silicon Valley Bank, as Administrative Agent, as supplemented.	S-1/A	333-253699	10.3	3/26/2021
10.10†	Kaltura, Inc. 2007 Israeli Share Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.4	3/23/2021
10.11†	Kaltura, Inc. 2007 Stock Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.5	3/23/2021
10.12†	Kaltura, Inc. 2017 Equity Incentive Plan and form of option agreements thereunder.	S-1/A	333-253699	10.6	3/23/2021
10.13†	Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.7	3/23/2021
10.14†	Form of Stock Option Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.8	3/23/2021
10.15†	Form of Restricted Stock Unit Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.9	3/23/2021
10.16†	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	8-K	001-40644	10.1	04/05/2022
10.17†	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	8-K	001-40644	10.2	04/05/2022
10.18†	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	8-K	001-40644	10.3	04/05/2022
10.19†#	Amendment to Employment Agreement, dated as of February 20, 2024, by and between Kaltura Ltd and Ron Yekutiel	10-K	001-40644	10.20	02/22/24
10.20†#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Inc and Ron Yekutiel	10-K	001-40644	10.21	02/22/24
10.21†#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Europe Limited and Ron Yekutiel	10-K	001-40644	10.22	02/22/24
10.22†#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd and Ron Yekutiel				*

10.23†#	Amendment to Consulting Agreement, dated as of February 19, 2025, by and between Kaltura Inc and Ron Yekutiel				*
10.24†#	Amendment to Consulting Agreement, dated as of February 19, 2025, by and between Kaltura Europe Limited and Ron Yekutiel				*
10.25†	Letter of Agreement with Yaron Garmazi, dated January 14, 2024.	8-K	001-40644	10.2	01/16/2024
10.26†	Incentive Award Cancellation Agreement with Yaron Garmazi, dated February 13, 2024	10-K	001-40644	10.24	02/22/24
10.27†	Letter of Agreement with Michal Tsur dated January 14, 2024.	10-K	001-40644	10.25	02/22/24
10.28†	Incentive Award Cancellation Agreement with Michal Tsur dated February 13, 2024	10-K	001-40644	10.26	02/22/24
10.29†#	Employment Agreement, dated as of December 22, 2020, by and between Kaltura Ltd. and Eynav Azaria, as amended.	10-K	001-40644	10.27	02/22/24
10.30†#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd. and Eynav Azaria.				*
10.31†#	Employment Agreement, dated as of November 26, 2020, by and between Kaltura Ltd. and Natan Israeli as amended.	10-K	001-40644	10.28	02/22/24
10. 32†#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd. and Natan Israeli.				*
10.33†#	Offer Letter for John Doherty, dated January 15, 2024.	8-K	001-40644	10.1	01/16/2024
10.34†#	Amendment to Offer Letter for John Doherty, dated February 19, 2025.				*
10.35†	Kaltura, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-253699	10.17	3/23/2021
10.36†	Form of RSU Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.19	02/25/2022
10.37†	Form of Stock Option Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.20	02/25/2022
10.38†	Form of Indemnification Agreement between Kaltura, Inc. and its directors and officers.	S-1/A	333-253699	10.18	3/23/2021
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Kaltura, Inc.					*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy For Recovery of Erroneously Awarded Compensation	10-K	001-40644	97.1	02/22/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.
# Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Theregistrant undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: February 20, 2025	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ron Yekutiel	Chairman, President and Chief Executive Officer and Director	February 20, 2025
Ron Yekutiel	(principal executive officer)
/s/ John Doherty	Chief Financial Officer	February 20, 2025
John Doherty	(principal financial officer and principal accounting officer)

/s/ Richard Levandov	Director	February 20, 2025
Richard Levandov

/s/ Shay David	Director	February 20, 2025
Dr. Shay David

/s/ Ronen Faier	Director	February 20, 2025
Ronen Faier

/s/ Naama Halevi Davidov	Director	February 20, 2025
Dr. Naama Halevi Davidov

/s/ Eyal Manor	Director	February 20, 2025
Eyal Manor