Form 10-Q
period 2025-03-31
KALTURA INC
filed 2025-05-08
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 1, 2025 was 153,619,177.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, projections of demand, growth prospects, product development, competitive pressure, cost savings, stock-based compensation, revenue recognition, business strategy, plans, market growth, the economic climate and its impact on us, and other financial and market matters.
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
`
•Part of our Application Programming Interfaces ("APIs") and other components in our offerings are licensed to the public under an open-source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights;

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

•Significant changes or developments in U.S. laws or policies, including possible changes in U.S. trade policies and tariffs and the reaction of other countries to these policies, may have a material adverse effect on our business, results of operations, and financial condition; and
•The other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,695	$33,059
Marketable securities	31,223	48,275
Trade receivables	18,209	19,978
Prepaid expenses and other current assets	9,943	9,481
Deferred contract acquisition and fulfillment costs, current	10,326	10,765

Total current assets	101,396	121,558

LONG-TERM ASSETS:
Marketable securities	18,004	3,379
Property and equipment, net	15,242	16,190
Other assets, noncurrent	3,120	2,983
Deferred contract acquisition and fulfillment costs, noncurrent	12,195	13,605
Operating lease right-of-use assets	11,670	12,308
Intangible assets, net	101	212
Goodwill	11,070	11,070

Total noncurrent assets	71,402	59,747

TOTAL ASSETS	$172,798	$181,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	3,764	3,110
Trade payables	8,311	3,265
Employees and payroll accruals	15,033	15,399
Accrued expenses and other current liabilities	12,298	14,262
Operating lease liabilities	2,536	2,504
Deferred revenue, current	53,879	63,123

Total current liabilities	95,821	101,663

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	57	67
Long-term loans, net of current portion	27,886	29,153
Operating lease liabilities, noncurrent	14,365	15,263
Other liabilities, noncurrent	12,010	10,772

Total long-term liabilities	54,318	55,255

TOTAL LIABILITIES	$150,139	$156,918
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 165,345,899 and 161,980,907 shares issued as of March 31, 2025 and December 31, 2024, respectively; 154,247,031 and 152,057,148 outstanding as of March 31, 2025 and December 31, 2024, respectively	16	15
Treasury stock – 11,098,868 and 9,923,759 shares of common stock, $0.0001 par value per share, as of March 31, 2025 and December 31, 2024	(10,119)	(7,801)
Additional paid-in capital	502,644	500,024
Accumulated other comprehensive income	47	959
Accumulated deficit	(469,929)	(468,810)

Total stockholders' equity	22,659	24,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,798	$181,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription	$44,906	$41,170
Professional services	2,078	3,611

Total revenue	46,984	44,781

Cost of revenue:
Subscription	10,487	11,401
Professional services	3,761	4,772

Total cost of revenue	14,248	16,173

Gross profit	32,736	28,608

Operating expenses:

Research and development	12,088	12,005
Sales and marketing	11,923	11,812
General and administrative	10,302	12,082

Total operating expenses	34,313	35,899

Operating loss	1,577	7,291

Financial expenses (income), net	(1,803)	1,497

Income (Loss) before provision for income taxes	226	(8,788)

Provision for income taxes	1,345	2,308

Net loss	1,119	11,096

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.08

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,009,623	144,253,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$1,119	$11,096
Other comprehensive income (loss), net of tax:
Net unrealized losses on cash flow hedges	(924)	(673)
Net unrealized gains (losses) on available-for-sale marketable securities	12	(72)
Other comprehensive losses	(912)	(745)
Comprehensive loss	$2,031	$11,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2025	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

Stock-based compensation	—	—	—	—	4,443	—	—	4,443
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(1,175,109)	—	1,175,109	(2,318)	—	—	—	(2,318)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,364,992	1	—	—	1,266	—	—	1,267
Other comprehensive loss, net of tax	—	—	—	—	—	(912)	—	(912)
Net loss	—	—	—	—	—	—	(1,119)	(1,119)

Balance as of March 31, 2025	154,247,031	$16	11,098,868	$(10,119)	$502,644	$47	$(469,929)	$22,659

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2024	142,588,917	$14	7,685,190	$(4,881)	$471,635	1,047	$(437,495)	$30,320

Stock-based compensation	—	—	—	—	6,583	—	—	6,583
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,757,389	—	—	—	74	—	—	74
Other comprehensive loss, net of tax	—	—	—	—	—	(745)	—	(745)
Net loss	—	—	—	—	—	—	(11,096)	(11,096)

Balance as of March 31, 2024	146,346,306	$14	7,685,190	$(4,881)	$478,292	$302	$(448,591)	$25,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:

Net loss	$(1,119)	$(11,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,185	1,305
Stock-based compensation expenses	4,533	6,529
Amortization of deferred contract acquisition and fulfillment costs	2,864	2,888
Non-cash interest income, net	(60)	(286)
Gain on foreign exchange	(61)	(325)
Changes in operating assets and liabilities:
Decrease in trade receivables	1,769	5,475
Increase in prepaid expenses and other current assets and other assets, noncurrent	(1,293)	(560)
Increase in deferred contract acquisition and fulfillment costs	(1,104)	(1,067)
Increase in trade payables	5,216	4,447
Increase (decrease) in accrued expenses and other current liabilities	(1,973)	1,654
Decrease in employees and payroll accruals	(2,566)	(1,099)
Increase (decrease) in other liabilities, noncurrent	1,044	(36)
Decrease in deferred revenue	(9,254)	(8,617)
Operating lease right-of-use assets and lease liabilities, net	(228)	(358)

Net cash used in operating activities	(1,047)	(1,146)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(26,390)	(15,424)
Proceeds from maturities of available-for-sale marketable securities	28,933	12,000
Purchases of property and equipment	(297)	(93)

Net cash provided by (used in) investing activities	2,246	(3,517)

Cash flows from financing activities:

Repayment of long-term loans	(875)	(875)
Proceeds from exercise of stock options	1,470	104
Cash settlement of equity classified share-based payment awards	(889)	—
Repurchase of common stock	(2,318)	—
Payments on account of repurchase of common stock	(12)	—
Payment of debt issuance costs	—	(10)

Net cash used in financing activities	(2,624)	(781)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	325

Net decrease in cash, cash equivalents and restricted cash	(1,364)	(5,119)
Cash, cash equivalents and restricted cash at the beginning of the period	33,159	36,784
Cash, cash equivalents and restricted cash at the end of the period	$31,795	$31,665
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2025	2024

Supplemental disclosure of non-cash activity:

Purchase of property and equipment in credit	$42	$36

Capitalized stock-based compensation cost	$—	$104

Pending proceeds from option exercises	$13	$47

Cash settlement of equity classified share-based payment awards, unpaid	$2,200	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes, net	$570	$408

Cash paid for interest	$565	$694

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:

Cash and cash equivalents	$31,695	$31,565
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$31,795	$31,665

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
The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 ("2024 10-K").
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended March 31,
	2025	2024

Customer A (Media & Telecom)	10.44%	10.62%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s 2024 10-K. There have been no significant changes to these policies during the three months ended March 31, 2025 except as noted below.
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
Recent Accounting Guidance Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.
In November 2024, FASB issued Accounting Standards Update (ASU) 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items. The ASU does not change the expense captions presented on the face of the income statement; rather, it mandates the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended March 31, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$33,607	97.6%	$11,299	89.9%
Professional services	809	2.4%	1,269	10.1%

	$34,416	100%	$12,568	100%

	Three Months Ended March 31, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$30,655	94.5%	$10,515	85.2%
Professional services	1,785	5.5%	1,826	14.8%

	$32,440	100%	$12,341	100%

The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$24,190	51.5%	$23,306	52.0%
Europe, the Middle East and Africa ("EMEA")	18,768	39.9%	17,520	39.1%
Other	4,026	8.6%	3,955	8.9%

	$46,984	100%	$44,781	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $184,860, which consists of both billed consideration in the amount of $53,936 and unbilled consideration in the amount of $130,924 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 59% of its remaining performance obligations as revenue over the next 12 months and the remainder over the next four years.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended March 31,
	2025	2024

Beginning balance	$22,202	$24,210
Additions to deferred contract acquisition costs during the period	1,104	1,170
Amortization of deferred contract acquisition costs	(2,703)	(2,520)

Ending balance	20,603	22,860

Deferred contract acquisition costs, current	9,347	9,021
Deferred contract acquisition costs, noncurrent	11,256	13,839

Total deferred costs to obtain a contract	$20,603	$22,860

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended March 31,
	2025	2024

Beginning balance	$2,167	$3,740
Additions to deferred costs to fulfill a contract during the period	—	—
Amortization of deferred costs to fulfill a contract	(249)	(417)

Ending balance	1,918	3,323

Deferred fulfillment costs, current	979	1,405
Deferred fulfillment costs, noncurrent	939	1,918

Total deferred costs to fulfill a contract	$1,918	$3,323

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$14,657	$8	$(5)	$14,660
U.S. Treasury	10,921	10	(1)	10,930
Commercial paper	3,743	—	(1)	3,742
Agency bonds	1,891	1	(1)	1,891
	31,212	19	(8)	31,223

Available-for-sale – matures after one year:
Corporate bonds	12,975	13	—	12,988
U.S. Treasury	3,002	11	—	3,013
Agency bonds	2,003	—	—	2,003
	17,980	24	—	18,004

Total	$49,192	$43	$(8)	$49,227

	December 31, 2024
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$27,301	$16	$(9)	$27,308
U.S. Treasury	16,938	20	(1)	16,957
Commercial paper	1,945	—	(4)	1,941
Agency bonds	2,070	1	(2)	2,069
	48,254	37	(16)	48,275

Available-for-sale – matures after one year:
Corporate bonds	2,423	—	—	2,423
U.S. Treasury	954	2	—	956
	3,377	2	—	3,379

Total	$51,631	$39	$(16)	$51,654
As of March 31, 2025 and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.
NOTE 5: FAIR VALUE MEASUREMENTS
In accordance with ASC 820, the Company measures its cash equivalents and marketable securities at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2 because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	March 31, 2025	December 31, 2024

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$15,712	$12,212

Short-term marketable securities:
Corporate bonds	Level 2	$14,660	$27,309
U.S. Treasury	Level 2	$10,930	$16,956
Commercial paper	Level 2	$3,742	$1,941
Agency bonds	Level 2	$1,891	$2,069

Long-term marketable securities:
Corporate bonds	Level 2	$12,988	$2,423
U.S. Treasury	Level 2	$3,013	$956
Agency bonds	Level 2	$2,003	$—

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,507	$3,507
Options and forward contracts designated as hedging instruments	Level 2	$265	$960

Other assets, noncurrent:
Restricted bank deposit		$1,000	$1,020

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$253	$24
NOTE 6: DERIVATIVES AND HEDGING
The Company enters into forward, put and call option contracts to hedge certain forecasted payroll costs denominated in new Israeli shekel ("NIS") against exchange rate fluctuations of the U.S. dollar for a period of up to twelve months. The Company recorded the cash flows associated with these derivatives under operating activities. The Company does not use derivative instruments for trading or speculative purposes.
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $32,021 and $35,718 as of March 31, 2025, and December 31, 2024, respectively.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The fair value of the Company’s outstanding contracts amounted to an asset of $265 and $960, and a liability of $253 and $24 as of March 31, 2025 and December 31, 2024, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Gains of $326 and $666 were reclassified from accumulated other comprehensive income during the three months ended March 31, 2025 and 2024, respectively. Such gains were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024 were as follows:

Condensed Statement of Operations Location:	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cost of revenue	$(38)	$(101)
Research and development	(172)	(343)
Sales and marketing	(47)	(87)
General and administrative	(69)	(135)

Total	$(326)	$(666)
NOTE 7: LEASES
The Company leases its office facilities under agreements that expire at various dates through November 2032.
Components of operating lease expense were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Operating lease cost	$903	$684
Short-term lease cost	—	—
Variable lease cost	59	34

Total	$962	$718
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cash paid for operating leases	$208	$387
As of March 31, 2025, the weighted-average discount rate is 4.7% and the weighted-average remaining term is 7.0 years. Maturities of the Company’s operating lease liabilities as of March 31, 2025 were as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

Year Ending December 31,

2025 (Remainder)	2,326
2026	3,126
2027	2,693
2028	2,313
2029	2,313
2030	2,313
2031 and thereafter	4,240
Total operating lease payments	19,324
Less: imputed interest	2,423
Total operating lease liabilities	$16,901
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026.
The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of March 31, 2025:

Year Ending March 31,

2025 (Remainder)	22,954
2026	28,576
Total purchase commitment	$51,530
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024

Prepaid expenses	$5,402	$4,085
Derivative instrument	265	960
Restricted bank deposits	3,507	3,507
Other current assets	769	929

	$9,943	$9,481
Property and Equipment, net
Composition of property and equipment is as follows:

	March 31, 2025	December 31, 2024
Cost:
Computers and peripheral equipment	$1,884	$1,780
Office furniture and equipment	2,233	2,211
Leasehold improvements	7,127	7,127
Internal use software	13,755	13,755

	24,999	24,873

Accumulated depreciation	(9,757)	(8,683)

Depreciated cost	$15,242	$16,190

Depreciation expenses for the three months ended March 31, 2025 and 2024 were $1,074 and $1,188, respectively.
Other assets, noncurrent

	March 31, 2025	December 31, 2024

Restricted cash	$100	$100
Severance pay fund	1,770	1,577
Restricted deposit	1,000	1,020
Other	250	286

	$3,120	$2,983

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Accrued expenses and other current liabilities

	March 31, 2025	December 31, 2024

Accrued expenses	$6,482	$6,366
Accrued taxes	4,674	5,638
Derivative instruments	253	24
Other current liabilities	889	2,234

	$12,298	$14,262

Other liabilities, noncurrent

	March 31, 2025	December 31, 2024

Accrued taxes, noncurrent	$9,657	$8,599
Deferred tax liability	473	463
Other	1,880	1,710

	$12,010	$10,772

NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of March 31, 2025 and December 31, 2024, were as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	March 31, 2025		December 31, 2024
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	0.00	$4,700	$4,700
Customer relationship	2.00	1,822	2,419

		6,522	7,119
Accumulated amortization and impairments:
Technology		(4,700)	(4,603)
Customer relationship		(1,721)	(2,304)

		(6,421)	(6,907)

Intangible assets, net		$101	$212

During the three months ended March 31, 2025, and 2024, the Company recorded amortization expenses in the amount of $111 and $117, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of March 31, 2025, is as follows:

March 31,

2025 (Remainder)	39
2026	50
2027	12

$101

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $1,345 and $2,308 for the three months ended March 31, 2025, and 2024, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings in our foreign jurisdictions.
The Company’s effective tax rates of 595% and (26)% for the three months ended March 31, 2025 and 2024, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and the foreign countries in which we operate.
The Company has a full valuation allowance on its net deferred tax assets. The residual deferred tax liability is from indefinite life goodwill intangibles and included under other liabilities, noncurrent in the balance sheet. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2025	2024

Numerator:
Net loss	$1,119	$11,096
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,009,623	144,253,660

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.08

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2025	2024

Outstanding stock options and RSUs	31,278,158	39,704,374

Total	31,278,158	39,387,789
NOTE 13: REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION
Reportable segments
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company's CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment.

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

	Three Months Ended March 31, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$34,416	$12,568	$46,984

Cost of revenue

Production costs	$4,176	$3,507	$7,683

Compensation	2,654	1,347	4,001

Depreciation and amortization	226	536	762

Other segment items	792	1,010	1,802

Total cost of revenue	7,848	6,400	14,248

Gross profit	26,568	6,168	32,736

Operating expenses			34,313
Financial income, net			(1,803)
Provision for income taxes			1,345

Net loss			$1,119

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$32,440	$12,341	$44,781

Cost of revenue

Production costs	$4,815	$3,553	$8,368

Compensation	2,940	1,938	4,878

Depreciation and amortization	237	597	834

Other segment items	892	1,201	2,093

Total cost of revenue	8,884	7,289	16,173

Gross profit	23,556	5,052	28,608

Operating expenses			35,899
Financial expenses, net			1,497
Provision for income taxes			2,308

Net loss			$11,096

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
In July 2024, the Company entered into an amendment to the then-existing Credit Agreement in connection with the Company’s repurchase programs, which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term includes, among others, repurchase of the Company’s outstanding common stock) and conditions for making such payments (see Note 15 for further information).
In March 2025, the Company entered into another amendment to the Credit Agreement, also in connection with the Company’s repurchase programs, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments.
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.90%, consisting of 4.30% (the 3-month SOFR rate as of March 27, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain financial covenants as defined therein. As of March 31, 2025, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2025 (Remainder)	2,624
2026	29,313

$31,937
The carrying amounts of the loans approximate their fair value.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 15: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2025, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 7,602,857 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2025	16,321,014	$3.29	4.34	$5,212

Granted	—	$—
Exercised	(1,252,550)	$2.04		$445
Forfeited	(693,151)	$4.72

Outstanding as of March 31, 2025	14,375,313	$3.33	4.71	$3,076

Exercisable options at end of the period	14,370,625	$3.33	4.71	$3,076

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the three months ended March 31, 2025:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2025	12,331,745	$1.56
RSUs granted	8,418,514	$2.58
RSUs vested	(2,112,442)	$1.69
RSUs forfeited (1)	(1,734,972)	$1.52
Unvested and Outstanding as of March 31, 2025	16,902,845	$2.05

(1) During the three months ended March 31, 2025 the Company's Board of Directors approved the cash settlement of 1,661,000 RSUs for its officers based on the Company's closing stock price on March 19, 2025. These RSUs were vested upon achieving specific performance targets outlined in the 2024 Executive Compensation Plan. The total amount approved for cash settlement was $3,089.
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cost of revenue	$128	$285
Research and development	849	1,172
Sales and marketing	432	770
General and administrative	3,124	4,302

Total expenses	$4,533	$6,529

As of March 31, 2025, there was $31,029 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

March 31, 2025
Outstanding options	14,375,313
Outstanding RSUs	16,902,845
Shares reserved under 2021 Plan	6,035,813

Total	37,313,971
Stock Repurchase Program
In June 2024, the Company’s Board of Directors authorized a stock repurchase program of the Company’s outstanding common stock (the “2024 Repurchase Program”), which provided for repurchases up to a total of $5,000 thereunder. Subsequently, in March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15,000 thereunder, which superseded the 2024 Repurchase Program. Under the 2025 Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The 2025 Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the three months ended March 31, 2025, the Company repurchased 1,175,109 shares of common stock at a weighted average price of $1.94 per share (excluding broker and transaction fees of $35). As of March 31, 2025, the Company had remaining authorization under the 2025 Repurchase Program to repurchase common stock up to an aggregate amount of $14,073, subject to satisfying required conditions under the Companies Law and Companies Regulations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended March 31,
	2025	2024

Financial income:

Interest income	$896	$818
Foreign currency translation adjustments, net	1,572	—

	2,468	818
Financial expenses:

Foreign currency translation adjustments, net	—	1,565
Bank fees	39	33
Interest expense	609	704
Other	17	13

	665	2,315

Financial expenses (income), net	$(1,803)	$1,497
NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax ("AOCI"), during the three months ended March 31, 2025 and 2024:

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2024	$23	$936	$959
Other comprehensive income (loss) before reclassifications	12	(598)	(586)
Net realized gains reclassified from accumulated other comprehensive income	—	(326)	(326)
Other comprehensive income (loss)	12	(924)	(912)
Balance as of March 31, 2025	$35	$12	$47

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Net Unrealized Losses (Gains) on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023	$49	$998	$1,047
Other comprehensive loss before reclassifications	(72)	$(7)	$(79)
Net realized gains reclassified from accumulated other comprehensive income	—	$(666)	$(666)
Other comprehensive loss	(72)	$(673)	$(745)
Balance as of March 31, 2024	$(23)	$325	$302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 (the "2024 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our 2024 10-K and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are Kaltura, Inc. (“Kaltura,” “we,” “us,” or “our”), a market-leading provider of live, real-time, and on-demand video offerings for enterprises, with a mission to “create and power AI-infused hyper-personalized video experiences for organizations, that boost customer and employee engagement and success."
Founded in 2006, we pioneered the concept of leveraging video as a core data type within organizational workflows. Today, our Video Experience Cloud includes our platforms for Enterprise Video Content Management System (including Real-Time Conferencing, Live Streaming and Lecture Capture) and TV Content Management System ("TVCMS"). These platforms power our AI-infused, video-first products: Video Portals, LMS & CMS Video Extensions, Virtual Events & Webinars, Virtual Classroom, and TV Streaming Applications.
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
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). Accordingly, our financial reporting distinguishes between revenue and gross profit from Subscription and Professional Services from customers who use our products and services to address Entertainment & Monetization use cases, reported in our M&T segment, and those that are attained from customers who are using us to address all other use cases, reported in our “EE&T segment”. These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.
•Enterprise, Education & Technology: In the EE&T segment, subscription revenue is primarily generated on a per full‑time equivalent or platform usage‑license basis for all of our products, in addition to revenue derived from associated professional services. This segment encompasses customers utilizing Kaltura’s solutions across Customer Experience and Employee Experience and use cases-including Marketing, Sales & Customer Success; Teaching, Learning, Training & Certification; and Communication & Collaboration. Contracts in this segment typically range from 12 to 24 months, with billing generally executed on an annual basis.
•Media & Telecom: The M&T segment includes revenue from our Entertainment & Monetization use cases, along with the associated professional services. For customers of our telecom TVCMS and TV Streaming Applications, revenue is recognized primarily on a per end‑subscriber basis, while media customers leveraging our Online Video Platform are billed on a platform usage‑license basis.

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
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue
Enterprise, Education & Technology	$34,416	$32,440
Media & Telecom	12,568	12,341
Total Revenue	$46,984	$44,781
Gross Profit
Enterprise, Education & Technology	26,568	23,556
Media & Telecom	6,168	5,052
Total Gross Profit	$32,736	$28,608

We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. For the three months ended March 31, 2025 and 2024, our Net Dollar Retention Rate was 107% and 98%, respectively. We grew our Annualized Recurring Revenue (as defined below), by 7% in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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

Acquiring New Customers
We remain focused on acquiring customers across our key verticals (technology, education, regulated industries, professional and commercial services, and media & telecom). Our approach includes direct enterprise sales for larger customers, as well as channel partnerships and more self-serve or inside sales–led motions to capture small and medium enterprises (“SMEs”). We believe that increasing brand awareness and continued product innovation will help us attract new customers across geographies and industries. We also continue to provide our self-serve offering that can be purchased completely online, which serves as a demand generation engine for our low-touch and enterprise offerings. We believe this will enable us to efficiently acquire smaller customers across all industries over time–expanding beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions—such as our newly introduced Gen AI-powered capabilities and expanded application suites—we aim to drive higher usage and expand overall revenue. Sustained customer adoption and usage growth are also supported by strong integration, ongoing support, and a commitment to evolving security and compliance requirements. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended March 31, 2025, our Net Dollar Retention Rate was 107%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Annualized Recurring Revenue	$174,842	$162,713
Net Dollar Retention Rate	107%	98%
Remaining Performance Obligations	$184,860	$165,224
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
In calculating the Net Dollar Retention Rate, we consider subdivisions of the same legal entity (such as divisions of a parent company or separate campuses within the same state university system) as a single customer. This also includes Value-add Resellers, which are resellers that directly manage customer relationships, along with the customers they oversee.
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
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of March 31, 2025, our Remaining Performance Obligations was $184.9 million, which consists of both billed consideration in the amount of $53.9 million and unbilled consideration in the amount of $130.9 million that we expect to invoice and recognize in future periods. We expect to recognize 59% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before interest expense, net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses and war-related expenses.

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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(1,119)	$(11,096)
Financial expense (income), net (a)	(1,803)	1,497
Provision for income taxes	1,345	2,308
Depreciation and amortization	1,185	1,305
EBITDA	(392)	(5,986)
Non-cash stock-based compensation expense	4,533	6,529
War related costs (b)	—	21
Adjusted EBITDA	$4,141	$564

(a)The three months ended March 31, 2025 and 2024 included $609 and $704 respectively, of interest expenses and $896 and $818 respectively, of interest income.

(b)The three months ended March 31, 2024 included costs related to conflicts in Israel, attributable to temporary relocation of key employees from Israel for business continuity purposes, purchase of emergency equipment for key employees for business continuity purposes, and charitable donations to communities directly impacted by the war.
Components of Results of Operations
Revenue
Subscription
Our revenues are mainly comprised of revenue from SaaS and PaaS subscriptions. SaaS and PaaS subscriptions provide access to our Video Experience Cloud which powers all types of video experiences: live, real-time, and on-demand video. We provide access to our platform either as a cloud-based service, which represent most of our SaaS and PaaS subscriptions, or, less commonly, as a term license to On-Prem software. Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription, beginning from the date on which the customer is granted access to our Video Experience Cloud. Revenue from the sale of a term license is recognized at a point in time in which the license is delivered to the customer. Revenue from post-contract services (“PCS”) included in On-Prem deals is recognized ratably over the period of the PCS.
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
Cost of revenue decreased in absolute dollars from the three months ended March 31, 2024 to the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, our cost of revenue was $14,248 and $16,173, respectively.
Gross Margins
Gross margins have improved year-over-year since 2020, and while this measure has and will continue to vacillate between quarters, we expect it to continue the growth trend in the coming years. Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between software licenses, maintenance and support, professional services, onboarding of new media and telecom customers, hosting of major virtual events, and changes in cloud infrastructure and personnel costs. In particular, the gross margins in the M&T segment are lower than in the EE&T segment because of resources required for implementing solutions for TV experiences, which generally exceed those of other offerings. This results in a longer period for M&T from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of M&T revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our M&T gross margin. Going forward, we expect to see a gradual improvement in gross margins for both EE&T and M&T, driven by enhanced efficiencies in both production and professional services costs.
For the three months ended March 31, 2025 and 2024, our gross margins were 70% (77% for subscriptions and (81)% for professional services) and 64% (72% for subscriptions and (32)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended March 31, 2025 and 2024 were 77% (83% for subscriptions and (163)% for professional services) and 73% (79% for subscriptions and (35)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended March 31, 2025 and 2024 were 49% (58% for subscriptions and (29)% for professional services) and 41% (53% for subscriptions and (29)% for professional services), respectively.
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

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$34,416	$32,440	$1,976	6%
Media & Telecom	12,568	12,341	227	2%
Total revenue	46,984	44,781	2,203	5%
Cost of revenue	14,248	16,173	(1,925)	(12)%
Total gross profit	32,736	28,608	4,128	14%
Operating expenses:
Research and development expenses	12,088	12,005	83	1%
Sales and marketing expenses	11,923	11,812	111	1%
General and administrative expenses	10,302	12,082	(1,780)	(15)%
Total operating expenses	34,313	35,899	(1,586)	(4)%
Loss from operations	1,577	7,291	(5,714)	(78)%
Financial expenses (income), net	(1,803)	1,497	(3,300)	(220)%
Loss before provision for income taxes	226	(8,788)	9,014	(103)%
Provision for income taxes	1,345	2,308	(963)	(42)%
Net loss	$1,119	$11,096	$(9,977)	(90)%
Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (73% and 72% of revenue for the three months ended March 31, 2025 and 2024, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (27% and 28% of revenue for the three months ended March 31, 2025 and 2024, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.
Comparison of the three months ended March 31, 2025 and 2024
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$33,607	$30,655	$2,952	10%
Professional services revenue	809	1,785	(976)	(55)%
Total Enterprise, Education & Technology revenue	$34,416	$32,440	$1,976	6%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$27,888	$24,185	$3,703	15%
Professional services gross loss	(1,320)	(629)	(691)	110%
Total Enterprise, Education & Technology gross profit	$26,568	$23,556	$3,012	13%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $2.0 million, or 6%, to $34.4 million for the three months ended March 31, 2025, from $32.4 million for the three months ended March 31, 2024. This increase was due to a $1.2 million increase in revenue from new customers, and $0.8 million increase in revenue from existing customers.
EE&T subscription revenue increased by $3.0 million, or 10%, to $33.6 million for the three months ended March 31, 2025, from $30.7 million for the three months ended March 31, 2024.
EE&T professional services revenue decreased by $1.0 million, or 55%, to $0.8 million for the three months ended March 31, 2025, from $1.8 million for the three months ended March 31, 2024. The decrease in professional services revenue mainly reflects the transition of certain development projects to ongoing support and maintenance, now recognized as subscription revenue.
Enterprise, Education & Technology Gross Profit
Total EE&T gross profit increased by $3.0 million, or 13%, to $26.6 million for the three months ended March 31, 2025, from $23.6 million for the three months ended March 31, 2024. This increase was mainly due to a $2.0 million increase in revenue and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $3.7 million, or 15%, to $27.9 million for the three months ended March 31, 2025, from $24.2 million for the three months ended March 31, 2024.
EE&T professional services gross loss increased by $0.7 million, or 110%, to $1.3 million for the three months ended March 31, 2025, from $0.6 million for the three months ended March 31, 2024.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$11,299	$10,515	$784	7%
Professional services revenue	1,269	1,826	(557)	(31)%
Total Media & Telecom revenue	$12,568	$12,341	$227	2%

Media & Telecom gross profit:
Subscription gross profit	$6,532	$5,584	$948	17%
Professional services gross loss	(364)	(532)	168	32%
Total Media & Telecom gross profit	$6,168	$5,052	$1,116	22%
Media & Telecom Revenue
Total M&T revenue increased by $0.2 million, or 2%, to $12.6 million for the three months ended March 31, 2025, from $12.3 million for the three months ended March 31, 2024. The increase is mainly attributable to a revenue increase from existing customers.
M&T subscription revenue increased by $0.8 million, or 7%, to $11.3 million for the three months ended March 31, 2025, from $10.5 million for the three months ended March 31, 2024.
M&T professional services revenue decreased by $0.6 million, or 31%, to $1.3 million for the three months ended March 31, 2025, from $1.8 million for the three months ended March 31, 2024.
Media & Telecom Gross Profit
Total M&T gross profit increased by $1.1 million, or 22%, to $6.2 million for the three months ended March 31, 2025, from $5.1 million for the three months ended March 31, 2024. This increase was mainly due to revenue increase of $0.2 million and ongoing efforts to optimize cost structure.
M&T subscription gross profit increased by $0.9 million, or 17%, to $6.5 million for the three months ended March 31, 2025, from $5.6 million for the three months ended March 31, 2024.
M&T professional services gross loss decreased by $0.2 million, or 32%, to $0.4 million for the three months ended March 31, 2025, from $0.5 million for the three months ended March 31, 2024.
Operating Expenses
Research and Development expenses

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,290	$8,277	$13	0%
Subcontractors and consultants	1,554	1,767	(213)	-12%
IT related	1,220	1,260	(40)	(3)%
Other	1,024	701	323	46%
Total research and development expenses	$12,088	$12,005	$83	1%

Research and development expenses slightly increased by $0.1 million, or 1%, to $12.1 million for the three months ended March 31, 2025, from $12.0 million for the three months ended March 31, 2024.

Sales and Marketing expenses

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,350	$9,702	$(352)	(4)%
Marketing expenses	837	700	137	20%
Travel and entertainment	339	255	84	33%
Other	1,397	1,155	242	21%
Total sales and marketing expenses	$11,923	$11,812	$111	1%

Sales and marketing expenses slightly increased by $0.1 million, or 1%, to $11.9 million for the three months ended March 31, 2025, from $11.8 million for the three months ended March 31, 2024.

General and Administrative expenses

	Three Months Ended March 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$7,303	$8,055	$(752)	(9)%
Professional fees and insurance	1,074	983	91	9%
Subcontractors and consultants	317	194	123	63%
Travel and entertainment	224	202	22	11%
Unused cloud hosting commitment expense	—	1,312	(1,312)
Other	1,384	1,336	48	4%
Total general and administrative expenses	$10,302	$12,082	$(1,780)	-15%

General and administrative expenses decreased by $1.8 million to $10.3 million for the three months ended March 31, 2025, from $12.1 million for the three months ended March 31, 2024. The decrease was primarily due to a $1.3 million one-time expense in 2024 associated with terminating commitments with a cloud hosting service provider, a $0.8 million decrease in compensation expenses, primarily reflects lower stock-based compensation costs, largely driven by the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025, a $0.1 million decrease in professional fees and insurance and a $0.1 million decrease in subcontractors and consultants expenses.
Financial Expenses (Income), net
Financial income, net increased by $3.3 million, or 220%, to $1.8 million income for the three months ended March 31, 2025, from $1.5 million expense for the three months ended March 31, 2024. The increase was primarily due to exchange rate differences.
Provision for Income Taxes
Provision for income taxes decreased by $1.0 million, or 42%, to $1.3 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024, primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of March 31, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” of our 2024 10-K, and “—Key Factors Affecting Our Performance.” above. In addition, our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current global economic volatility, including due to uncertainty around U.S. and foreign tariffs and other trade barriers, rising inflation and interest rates, price increases and supply chain issues, and various other factors, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. Our ability to access capital may also be impacted by political, economic, and military conditions in Israel, including the current security situation or any escalation of conflicts with Israel, and in other regions in which we operate, or changes in the business environment in those regions. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
Repurchase Program
In 2024, the Company’s Board of Directors authorized a stock repurchase program of the Company’s outstanding common stock (the “2024 Repurchase Program”), which provided for repurchases up to a total of $5.0 million thereunder. Subsequently, in March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15,000 thereunder, which superseded the 2024 Repurchase Program. Under the 2025 Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The 2025 Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the three months ended March 31, 2025, the Company repurchased 1,175,109 shares of common stock at a weighted average price of $1.94 per share (excluding broker and transaction fees of approximately $35 thousand). As of March 31, 2025, the Company had remaining authorization under the 2025 Repurchase Program to repurchase common stock up to an aggregate amount of approximately $14.1 million, subject to satisfying required conditions under the Companies Law and Companies Regulations. See Part II, Item 2 “Purchases of Equity Securities by the Issuer or Affiliated Purchaser" of this Quarterly Report on Form 10-Q for further information.

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
In July 2024, we entered into an amendment to the Credit Agreement with an existing lender, in connection with our repurchase programs, which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement, which term includes, among others, the repurchase of the Company’s outstanding common stock) and conditions for making such payments.
In March 2025, the Company entered into another amendment to the Credit Agreement, also in connection with our repurchase programs, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) Alternative Base Rate ("ABR") loans (as defined in the Credit Agreement) accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.90%, consisting of 4.30% (the 3-month SOFR rate as of March 27, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $0.4 million for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024, (ii) $0.7 million for installments payable on December 31, 2024 through September 30, 2025, and (iii) $1.3 million for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date.

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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of March 31, 2025.
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
As of March 31, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of March 31, 2025, we had approximately $31.7 million of borrowings outstanding under the Term Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Net cash used in operating activities	$(1,047)	$(1,146)
Net cash provided by (used in) investing activities	2,246	(3,517)
Net cash used in financing activities	(2,624)	(781)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	325
Net decrease in cash, cash equivalents, and restricted cash	(1,364)	(5,119)
Cash, cash equivalents, and restricted cash at beginning of period	33,159	36,784
Cash, cash equivalents and restricted cash at end of period	$31,795	$31,665

Operating Activities
Net cash used in operating activities decreased by $0.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Net cash used in operating activities of $1.0 million for three months ended March 31, 2025 was primarily due to $1.1 million incremental net loss, adjusted for non-cash charges of $8.5 million, and net cash outflows of $8.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.2 million, stock-based compensation expenses of $4.5 million, and amortization of deferred contract acquisitions and fulfillment costs of $2.9 million partially offset by non-cash interest income, net of $0.1 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $9.3 million, an aggregate increase in employees accruals, and accrued expenses and other liabilities of $3.5 million, an increase in trade receivables of $1.8 million, an increase of $1.3 million in prepaid expenses and other current assets and other assets, increase in deferred contract acquisition and fulfillment cost of $1.1 million and net change in operating lease right of use assets and lease liabilities of $0.2 million, partially offset by increase in trade payables of $5.2 million.
Net cash used in operating activities of $1.1 million for the three months ended March 31, 2024, was primarily due to $11.1 million incremental net loss, adjusted for non-cash charges of $10.1 million, and net cash outflows of $0.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $1.3 million, stock-based compensation expenses of $6.5 million, amortization of deferred contract acquisitions and fulfillment costs of $2.9 million, partially offset by non-cash interest income, net of $0.3 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $8.6 million, increase in deferred contract acquisition and fulfillment cost of $1.1 million, an increase of $0.6 million in prepaid expenses and other current assets and other assets and net change in operating lease right of use assets and lease liabilities of $0.4 million, partially offset by an increase in trade payables of $4.4 million, a decrease in trade receivables of $5.5 million and an aggregate increase in employees accruals, and accrued expenses and other liabilities of $0.6 million.
Investing Activities
Net cash provided by investing activities increased by $5.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Net cash provided by investing activities of $2.2 million for the three months ended March 31, 2025 was related mainly to proceeds from maturities of marketable securities of $28.9 million, partially offset by purchases of marketable securities of $26.4 million, and $0.3 million of capital expenditures.
Net cash used in investing activities of $3.5 million for the three months ended March 31, 2024 was related mainly to purchases of marketable securities of $15.4 million, and $0.1 million of capital expenditures, partially offset by proceeds from maturities of marketable securities of $12.0 million.

Financing Activities
Net cash used in financing activities increased by $1.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Net cash used in financing activities of $2.6 million for the three months ended March 31, 2025 was primarily due to repurchase of common stock of $2.3 million, repayment of long-term loans of $0.9 million, and cash settlement of equity classified share-based payment awards of $0.9 million, offset by $1.5 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $0.8 million for the three months ended March 31, 2024 was primarily due to repayment of long-term loans of $0.9 million, offset by $0.1 million due to proceeds from the exercise of stock options
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2025 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2024 10-K. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2024 10-K. There have been no significant changes to these policies and estimates during the three months ended March 31, 2025.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three months ended March 31, 2025, of $0.8 million due to NIS (after considering cash-flow hedges) and $1.1 million due to Euros.
Interest Rate Risk
As of March 31, 2025, we had outstanding floating rate debt obligations of $31.7 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million for the three months ended March 31, 2025.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
January 1, 2025 to January 31, 2025	10,353	$1.99	10,353	$2,127
February 1, 2025 to February 28, 2025	—	$—	—	$2,127
March 1, 2025 to March 31, 2025	1,164,756	$1.93	1,164,756	$14,073
Total	1,175,109	$1.94	1,175,109	$14,073
(1) In June 2024, the Company’s Board of Directors authorized a stock repurchase program of the Company’s outstanding common stock (the “2024 Repurchase Program”), which provided for repurchases up to a total of $5.0 million. As of January 31, 2025, the Company had approximately $2.1 million of remaining repurchase authority under the 2024 Repurchase Program. Subsequently, in March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15.0 million, which superseded the 2024 Repurchase Program. Under the 2025 Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization.

The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The 2025 Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
Use of Proceeds

On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. Other than as reported in Part I, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2024 10-K, there has been no material change in the expected use of the net proceeds from our IPO as described in the Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021

4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended	S-1/A	333-253699	4.2	3/23/2021
10.1#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd and Ron Yekutiel	10-K	001-40644	10.22	02/20/2025
10.2#	Amendment to Consulting Agreement, dated as of February 19, 2025, by and between Kaltura Inc and Ron Yekutiel	10-K	001-40644	10.23	02/20/2025
10.3#	Amendment to Consulting Agreement, dated as of February 19, 2025, by and between Kaltura Europe Limited and Ron Yekutiel	10-K	001-40644	10.24	02/20/2025
10.4#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd. and Eynav Azaria	10-K	001-40644	10.30	02/20/2025
10.5#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd. and Natan Israeli	10-K	001-40644	10.32	02/20/2025
10.6#	Amendment to Offer Letter for John Doherty, dated February 19, 2025	10-K	001-40644	10.34	02/20/2025
10.7#
Seventh Amendment to Credit Agreement, dated as of March 19, 2025, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender
						*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	***

*    Filed herewith.
**    Furnished herewith.
#    Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a supplemental copy of any of the omitted schedules (or similar attachments) to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALTURA, INC.

Date: May 8, 2025	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ John Doherty
John Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)