Form 10-Q
period 2025-06-30
KALTURA INC
filed 2025-08-07
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 1, 2025 was 154,491,495

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, projections of demand, growth prospects, product development, competitive pressure, cost savings, stock-based compensation, revenue recognition, expected impacts of reorganization plans, business strategy, plans, market growth, the economic climate and its impact on us, and other financial and market matters.
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

•Our failure to raise additional capital or generate the significant capital necessary to promote and expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,446	$33,059
Marketable securities	35,756	48,275
Trade receivables	21,241	19,978
Prepaid expenses and other current assets	12,306	9,481
Deferred contract acquisition and fulfillment costs, current	9,670	10,765

Total current assets	114,419	121,558

LONG-TERM ASSETS:
Marketable securities	4,132	3,379
Property and equipment, net	14,279	16,190
Other assets, noncurrent	3,438	2,983
Deferred contract acquisition and fulfillment costs, noncurrent	10,778	13,605
Operating lease right-of-use assets	11,242	12,308
Intangible assets, net	89	212
Goodwill	11,070	11,070

Total noncurrent assets	55,028	59,747

TOTAL ASSETS	$169,447	$181,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$4,423	$3,110
Trade payables	9,188	3,265
Employees and payroll accruals	14,083	15,399
Accrued expenses and other current liabilities	12,466	14,262
Operating lease liabilities, current	2,734	2,504
Deferred revenue, current	55,075	63,123

Total current liabilities	97,969	101,663

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	47	67
Long-term loans, net of current portion	26,616	29,153
Operating lease liabilities, noncurrent	15,032	15,263
Other liabilities, noncurrent	12,829	10,772

Total long-term liabilities	54,524	55,255

TOTAL LIABILITIES	$152,493	$156,918
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 168,169,249 and 161,980,907 shares issued as of June 30, 2025 and December 31, 2024, respectively; 153,601,650 and 152,057,148 outstanding as of June 30, 2025 and December 31, 2024, respectively	17	15
Treasury stock – 14,567,599 and 9,923,759 shares of common stock, $0.0001 par value per share, as of June 30, 2025 and December 31, 2024, respectively	(17,396)	(7,801)
Additional paid-in capital	508,106	500,024
Accumulated other comprehensive income	3,906	959
Accumulated deficit	(477,679)	(468,810)

Total stockholders' equity	16,954	24,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,447	$181,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Subscription	$42,384	$41,014	$87,290	$82,184
Professional services	2,078	3,018	4,156	6,629

Total revenue	44,462	44,032	91,446	88,813

Cost of revenue:
Subscription	9,642	10,861	20,129	22,262
Professional services	3,601	4,495	7,362	9,267

Total cost of revenue	13,243	15,356	27,491	31,529

Gross profit	31,219	28,676	63,955	57,284

Operating expenses:

Research and development	11,568	12,029	23,656	24,034
Sales and marketing	11,519	11,780	23,442	23,592
General and administrative	10,889	13,417	21,191	25,498

Total operating expenses	33,976	37,226	68,289	73,124

Operating loss	2,757	8,550	4,334	15,840

Financial expense (income), net	4,569	(1,010)	2,766	488

Loss before provision for income taxes	7,326	7,540	7,100	16,328

Provision for income taxes	424	2,464	1,769	4,772

Net loss	7,750	10,004	8,869	21,100

Net loss per share attributable to common stockholders, basic and diluted	$0.05	$0.07	$0.06	$0.14

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	153,536,740	147,607,504	153,771,875	145,939,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$7,750	$10,004	$8,869	$21,100
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	3,872	(662)	2,948	(1,335)
Net unrealized losses on available-for-sale marketable securities	(13)	(23)	(1)	(95)
Other comprehensive income (losses)	3,859	(685)	2,947	(1,430)
Comprehensive loss	$3,891	$10,689	$5,922	$22,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2025	154,247,031	$16	11,098,868	$(10,119)	$502,644	$47	$(469,929)	$22,659

Stock-based compensation	—	—	—	—	4,004	—	—	4,004
Repurchase of common stock	(3,468,731)	—	3,468,731	(7,277)	—	—	—	(7,277)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,823,350	1	—	—	1,458	—	—	1,459
Other comprehensive income	—	—	—	—	—	3,859	—	3,859
Net loss	—	—	—	—	—	—	(7,750)	(7,750)

Balance as of June 30, 2025	153,601,650	$17	14,567,599	$(17,396)	$508,106	$3,906	$(477,679)	$16,954

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2024	146,346,306	$14	7,685,190	$(4,881)	$478,292	$302	$(448,591)	$25,136

Stock-based compensation	—	—	—	—	9,038	—	—	9,038
Repurchase of common stock	(66,605)	—	66,605	(85)	—	—	—	(85)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,925,215	1	—	—	76	—	—	77
Other comprehensive losses	—	—	—	—	—	(685)	—	(685)
Net loss	—	—	—	—	—	—	(10,004)	(10,004)

Balance as of June 30, 2024	149,204,916	$15	7,751,795	$(4,966)	$487,406	$(383)	$(458,595)	$23,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2025	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

Stock-based compensation	—	—	—	—	8,447	—	—	8,447
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(4,643,840)	—	4,643,840	(9,595)	—	—	—	(9,595)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	6,188,342	2	—	—	2,724	—	—	2,726
Other comprehensive income	—	—	—	—	—	2,947	—	2,947
Net loss	—	—	—	—	—	—	(8,869)	(8,869)

Balance as of June 30, 2025	153,601,650	$17	14,567,599	$(17,396)	$508,106	$3,906	$(477,679)	$16,954

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2024	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320

Stock-based compensation	—	—	—	—	15,621	—	—	15,621
Repurchase of common stock	(66,605)	—	66,605	(85)	—	—	—	(85)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	6,682,604	1	—	—	150	—	—	151
Other comprehensive losses	—	—	—	—	—	(1,430)	—	(1,430)
Net loss	—	—	—	—	—	—	(21,100)	(21,100)

Balance as of June 30, 2024	149,204,916	$15	7,751,795	$(4,966)	$487,406	$(383)	$(458,595)	$23,477
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,869)	$(21,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,279	2,585
Stock-based compensation expenses	8,624	15,429
Amortization of deferred contract acquisition and fulfillment costs	5,746	5,731
Non-cash interest income, net	(194)	(593)
Losses (Gain) on foreign exchange	(487)	132
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	(1,263)	1,196
Increase in prepaid expenses and other current assets and other assets, noncurrent	(98)	(34)
Increase in deferred contract acquisition and fulfillment costs	(2,001)	(2,497)
Increase in trade payables	6,101	3,447
Increase (decrease) in accrued expenses and other current liabilities	(1,552)	1,967
Decrease in employees and payroll accruals	(1,316)	(903)
Increase (Decrease) in other liabilities, noncurrent	1,643	(33)
Decrease in deferred revenue	(8,068)	(7,195)
Operating lease right-of-use assets and lease liabilities, net	1,065	(883)

Net cash provided by (used in) operating activities	1,610	(2,751)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(30,436)	(19,392)
Proceeds from maturities of available-for-sale marketable securities	42,484	21,482
Purchases of property and equipment	(423)	(327)

Net cash provided by investing activities	11,625	1,763

Cash flows from financing activities:

Repayment of long-term loans	(1,531)	(1,313)
Proceeds from exercise of stock options	2,849	177
Cash settlement of equity classified share-based payment awards	(3,089)	—
Payment of debt issuance costs	—	(10)
Repurchase of common stock	(9,595)	(85)
Change in prepayments for repurchase of common stock	31	(65)

Net cash used in financing activities	(11,335)	(1,296)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	(132)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,387	(2,416)
Cash, cash equivalents and restricted cash at the beginning of the period	33,159	36,784
Cash, cash equivalents and restricted cash at the end of the period	$35,546	$34,368
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2025	2024

Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$35	$19

Capitalized stock-based compensation cost	$—	$309

Pending proceeds from option exercises	$93	$51

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$1,595	$2,242

Cash paid for interest	$1,122	$1,382

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$35,446	$34,268
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$35,546	$34,368

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
The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Customer A (M&T)	*)—	11.00%	10.00%	10.80%
*) Represents an amount that is lower than 10% of the Company’s total revenue.
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 20, 2025. There have been no significant changes to these policies during the six months ended June 30, 2025 except as noted below.
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
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which requires disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items. The ASU does not change the expense captions presented on the face of the income statement; rather, it mandates the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended June 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$32,574	98.0%	$9,810	87.4%
Professional services	668	2.0%	1,410	12.6%

	$33,242	100%	$11,220	100%

	Three Months Ended June 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$29,771	96.1%	$11,243	86.0%
Professional services	1,194	3.9%	1,824	14.0%

	$30,965	100%	$13,067	100%

	Six Months Ended June 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$66,181	97.8%	$21,109	88.7%
Professional services	1,477	2.2%	2,679	11.3%

	$67,658	100%	$23,788	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$60,426	95.3%	$21,758	85.6%
Professional services	2,979	4.7%	3,650	14.4%

	$63,405	100%	$25,408	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$24,182	54.4%	$23,547	53.5%
Europe, the Middle East and Africa ("EMEA")	16,987	38.2%	16,884	38.3%
Other	3,293	7.4%	3,601	8.2%

	$44,462	100%	$44,032	100%

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$48,372	52.9%	$46,737	52.6%
EMEA	35,755	39.1%	34,404	38.7%
Other	7,319	8.0%	7,672	8.7%

	$91,446	100%	$88,813	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $188,124, which consists of both billed consideration in the amount of $55,122 and unbilled consideration in the amount of $133,002 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 61% of its remaining performance obligations as revenue over the next 12 months and the remainder over the next four years.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Beginning balance	$20,603	$22,860	$22,202	$24,210
Additions to deferred contract acquisition costs during the period	897	1,634	2,001	2,804
Amortization of deferred contract acquisition costs	(2,627)	(2,492)	(5,330)	(5,012)

Ending balance	$18,873	$22,002	$18,873	$22,002

Deferred contract acquisition costs, current	$8,807	$9,146	$8,807	$9,146
Deferred contract acquisition costs, noncurrent	10,066	12,856	10,066	12,856

Total deferred costs to obtain a contract	$18,873	$22,002	$18,873	$22,002

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Beginning balance	$1,918	$3,323	$2,167	$3,740
Amortization of deferred costs to fulfill a contract	(343)	(415)	(592)	(832)

Ending balance	$1,575	$2,908	$1,575	$2,908

Deferred fulfillment costs, current	863	1,238	863	1,238
Deferred fulfillment costs, noncurrent	712	1,670	712	1,670

Total deferred costs to fulfill a contract	$1,575	$2,908	$1,575	$2,908

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$20,403	$14	$(5)	$20,412
U.S. Treasury	9,957	10	(2)	9,965
Commercial paper	2,785	—	—	2,785
Agency bonds	1,906	1	(1)	1,906
Municipal bonds	688	—	—	688
	35,739	25	(8)	35,756

Available-for-sale – matures after one year:
Corporate bonds	2,043	5	—	2,048
Agency bonds	2,026	—	—	2,026
Municipal bonds	58	—	—	58
	4,127	5	—	4,132

Total	$39,866	$30	$(8)	$39,888

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$27,301	$16	$(9)	$27,308
U.S. Treasury	16,938	20	(1)	16,957
Commercial paper	1,945	—	(4)	1,941
Agency bonds	2,070	1	(2)	2,069
	48,254	37	(16)	48,275

Available-for-sale – matures after one year:
Corporate bonds	2,423	—	—	2,423
U.S. Treasury	954	2	—	956
	3,377	2	—	3,379

Total	$51,631	$39	$(16)	$51,654
As of June 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	June 30, 2025	December 31, 2024

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$21,719	$12,212

Short-term marketable securities:
Corporate bonds	Level 2	$20,412	$27,309
U.S. Treasury	Level 2	$9,965	$16,956
Commercial paper	Level 2	$2,785	$1,941
Agency bonds	Level 2	$1,906	$2,069
Municipal bonds	Level 2	$688	$—

Long-term marketable securities:
Corporate bonds	Level 2	$2,048	$2,423
U.S. Treasury	Level 2	$2,026	$956
Municipal bonds	Level 2	$58	$—

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,507	$3,507
Options and forward contracts designated as hedging instruments	Level 2	$3,884	$960

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,103	$1,020

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$—	$24

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 6: DERIVATIVES AND HEDGING
The Company enters into forward contracts to hedge certain forecasted payroll costs denominated in new Israeli shekel ("NIS") against exchange rate fluctuations of the U.S. dollar for a period of up to twelve months. The Company recorded the cash flows associated with these derivatives under operating activities. The Company does not use derivative instruments for trading or speculative purposes.
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $38,554 and $35,718 as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $3,884 and $960, and a liability of $0 and $24 as of June 30, 2025 and December 31, 2024, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Gains of $817, $1,143, $145 and $811 were reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024, respectively. Such gains were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and six months ended June 30, 2025 and 2024 were as follows:

Condensed Statement of Operations Location:	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Cost of revenue	$(102)	$(21)	$(140)	$(122)
Research and development	(435)	(75)	(606)	(418)
Sales and marketing	(90)	(21)	(138)	(108)
General and administrative	(174)	(28)	(243)	(163)
Financial expense (income), net	(16)	—	(16)	—

Total	$(817)	$(145)	$(1,143)	$(811)

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
Components of operating lease expense were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Operating lease cost	$694	$685	$1,597	$1,369
Short-term lease cost	—	—	—	—
Variable lease cost	60	36	119	70

Total	$754	$721	$1,716	$1,439
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Cash paid for operating leases	$993	$877	$1,179	$1,264
As of June 30, 2025, the weighted-average discount rate is 4.71% and the weighted-average remaining term is 6.90 years. Maturities of the Company’s operating lease liabilities as of June 30, 2025 were as follows:

Year Ending December 31,

2025 (Remainder)	1,664
2026	3,352
2027	2,921
2028	2,550
2029	2,550
2030	2,550
2031 and thereafter	4,675
Total operating lease payments	20,262
Less: imputed interest	2,496
Total operating lease liabilities	$17,766

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of June 30, 2025:

Year Ending December 31,

2025 (Remainder)	16,056
2026	29,177

Total purchase commitment	$45,233
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024

Prepaid expenses	$3,984	$4,085
Derivative instrument	3,884	960
Restricted bank deposits	3,507	3,507
Other current assets	931	929

	$12,306	$9,481

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	June 30, 2025	December 31, 2024
Cost:
Computers and peripheral equipment	$1,991	$1,780
Office furniture and equipment	2,245	2,211
Leasehold improvements	7,127	7,127
Internal use software	13,755	13,755

	25,118	24,873

Accumulated depreciation	(10,839)	(8,683)

Depreciated cost	$14,279	$16,190

Depreciation expenses for the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024 were $1,082, $1,161, $2,156 and $2,343, respectively.
Other assets, noncurrent

	June 30, 2025	December 31, 2024

Restricted cash	$100	$100
Severance pay fund	1,990	1,577
Restricted deposit	1,103	1,020
Other	245	286

	$3,438	$2,983
Accrued expenses and other current liabilities

	June 30, 2025	December 31, 2024

Accrued expenses	$6,673	$6,366
Accrued taxes	4,889	5,638
Derivative instruments	—	24
Other current liabilities	904	2,234

	$12,466	$14,262

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Other liabilities, noncurrent

	June 30, 2025	December 31, 2024

Accrued taxes, noncurrent	$10,226	$8,599
Deferred tax liability	485	463
Other	2,118	1,710

	$12,829	$10,772

NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There was no goodwill activity during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025		December 31, 2024
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	—	$4,700	$4,700
Customer relationship	1.75	1,822	2,419

		6,522	7,119
Accumulated amortization and impairments:
Technology		(4,700)	(4,603)
Customer relationship		(1,733)	(2,304)

		(6,433)	(6,907)

Intangible assets, net		$89	$212
During the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024, the Company recorded amortization expenses in the amount of $12, $118, $123 and $237, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The estimated future amortization expense of intangible assets as of June 30, 2025, is as follows:

Year Ending December 31,

2025 (Remainder)	27
2026	$50
2027	12

$89

NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $424, $2,464, $1,769 and $4,772 for the three and six months ended June 30, 2025, and 2024, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (8)%, (33)%, (36)% and (29)% for the three and six months ended June 30, 2025 and 2024, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
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
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss	$7,750	$10,004	$8,869	$21,100
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	153,536,740	147,607,504	153,771,875	145,939,847

Net loss per share attributable to common stockholders, basic and diluted	$0.05	$0.07	$0.06	$0.14

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of June 30,
	2025	2024

Outstanding stock options and RSUs	28,870,136	35,790,142

Total	28,870,136	35,790,142

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$33,242	$11,220	$44,462

Cost of revenue

Production costs	4,021	3,376	7,397

Compensation	2,551	1,230	3,781

Depreciation and amortization	226	536	762

Other segment items	577	726	1,303

Total cost of revenue	7,375	5,868	13,243

Gross profit	25,867	5,352	31,219

Operating expenses			33,976
Financial income, net			4,569
Provision for income taxes			424

Net loss			$7,750

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$30,965	$13,067	$44,032

Cost of revenue

Production costs	4,218	3,661	7,879

Compensation	2,665	1,709	4,374

Depreciation and amortization	339	599	938

Other segment items	811	1,354	2,165

Total cost of revenue	8,033	7,323	15,356

Gross profit	22,932	5,744	28,676

Operating expenses			37,226
Financial income, net			(1,010)
Provision for income taxes			2,464

Net loss			$10,004

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$67,658	$23,788	$91,446

Cost of revenue

Production costs	8,197	6,883	15,080

Compensation	5,206	2,578	7,784

Depreciation and amortization	550	1,071	1,621

Other segment items	1,270	1,736	3,006

Total cost of revenue	15,223	12,268	27,491

Gross profit	52,435	11,520	63,955

Operating expenses			68,289
Financial income, net			2,766
Provision for income taxes			1,769

Net loss			$8,869

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$63,405	$25,408	$88,813

Cost of revenue

Production costs	9,033	7,214	16,247

Compensation	5,605	3,647	9,252

Depreciation and amortization	682	1,197	1,879

Other segment items	1,597	2,554	4,151

Total cost of revenue	16,917	14,612	31,529

Gross profit	46,488	10,796	57,284

Operating expenses			73,124
Financial income, net			488
Provision for income taxes			4,772

Net loss			$21,100

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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.90%, consisting of 4.30% (the 3-month SOFR rate as of June 26, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024) through September 30, 2024, (ii) $656 for installments payable on December 31, 2024 ($218 of the amount deferred to January 2025), through September 30, 2025, and (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain covenants as defined therein. As of June 30, 2025, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2025 (Remainder)	1,969
2026	29,313

$31,282

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
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2025	16,321,014	$3.29	4.34	$5,212

Granted	—	$—	—	—
Exercised	(1,353,625)	$1.99	—	$516
Forfeited	(756,826)	$4.67	—	—

Outstanding and exercisable as of June 30, 2025	14,210,563	$3.34	4.44	$3,786

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the six months ended June 30, 2025:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	12,331,745	$1.56
RSUs granted	9,063,300	$2.54
RSUs vested	(4,834,717)	$1.72
RSUs forfeited (1)	(1,900,755)	$1.56
Unvested and Outstanding as of June 30, 2025	14,659,573	$2.11

(1) During the six months ended June 30, 2025 the Company's Board of Directors approved the cash settlement of 1,661,000 RSUs for its officers based on the Company's closing stock price on March 19, 2025. These RSUs were vested upon achieving specific performance targets outlined in the 2024 Executive Compensation Plan. The total amount approved for cash settlement was $3,089.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cost of revenue	$119	$263	$247	$547
Research and development	760	1,158	1,609	2,329
Sales and marketing	383	729	815	1,499
General and administrative	2,829	6,752	5,953	11,054

Total expenses	$4,091	$8,902	$8,624	$15,429
As of June 30, 2025, there was $28,108 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

June 30, 2025
Outstanding options	14,210,563
Outstanding RSUs	14,659,573
Shares reserved under 2021 Plan	5,620,485

Total	34,490,621
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
During the three months ended June 30, 2025, the Company repurchased 3,468,731 shares of common stock at a weighted average price of $2.07 per share (excluding broker and transaction fees of $104). As of June 30, 2025, the Company had remaining authorization under the Repurchase Program to repurchase common stock up to an aggregate amount of $6,900, subject to satisfying required conditions under the Companies Law and Companies Regulations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Financial income:

Interest income	$737	$790	$1,632	$1,608
Foreign currency translation adjustments, net	—	1,068	—	—

	737	1,858	1,632	1,608
Financial expenses:

Foreign currency translation adjustments, net	4,464	—	2,892	497
Bank fees	44	34	83	68
Interest expense	602	702	1,210	1,406
Other	196	112	213	125

	5,306	848	4,398	2,096

Financial expense (income), net	$4,569	$(1,010)	$2,766	$488

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the six months ended June 30, 2025 and 2024:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2024	$23	$936	$959
Other comprehensive income (loss) before reclassifications	(1)	4,091	4,090
Net realized losses reclassified from accumulated other comprehensive income	—	(1,143)	(1,143)
Other comprehensive income (loss)	(1)	2,948	2,947
Balance as of June 30, 2025	$22	$3,884	$3,906

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

NOTE 18: SUBSEQUENT EVENTS
On August 4, 2025, the Board of Directors of the Company approved a cost-reduction and re-organization plan that includes, among other things, downsizing approximately 10% of the Company's workforce (the "Plan"). The Plan is focused on realigning the Company's operations to further increase efficiency and productivity. In connection with the Plan, the Company expects to incur net pre-tax charges of approximately $687, primarily for severance and related costs, all of which are expected to be expensed in the third quarter of 2025.

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
Overview
We are Kaltura, Inc. (“Kaltura,” “we,” “us,” or “our”), a market-leading provider of live, real-time, and on-demand video offerings for enterprises, with a mission to “create and power AI-infused hyper-personalized video experiences for organizations, that boost customer and employee engagement and success.”
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
In August 2025, our Board of Directors approved a reorganization plan (the “2025 Reorganization Plan) that included, among other things, downsizing approximately 10% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2025 Reorganization Plan on an annualized basis is expected to be approximately $8.5 million. The 2025 Reorganization Plan is focused on realigning the Company’s operations to further increase efficiency and productivity, following the adoption of enhanced AI-based technologies aimed to increase efficiency and productivity throughout the Company’s operations, align the Company’s business strategy in light of uncertainties in the current macro-economic climate, and support the Company’s growth and profitability initiatives. In connection with the 2025 Reorganization Plan, we expect to incur pre-tax charges of approximately $0.7 million, primarily for severance and related costs, all of which are expected to be expensed in the third quarter of 2025. All of these charges are expected to result in cash expenditures. The 2025 Reorganization Plan is expected to be substantially completed in the third quarter of 2025.
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
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Enterprise, Education & Technology	$33,242	$30,965	$67,658	$63,405
Media & Telecom	11,220	13,067	23,788	25,408
Total Revenue	$44,462	$44,032	$91,446	$88,813
Gross Profit
Enterprise, Education & Technology	25,867	22,932	52,435	46,488
Media & Telecom	5,352	5,744	11,520	10,796
Total Gross Profit	$31,219	$28,676	$63,955	$57,284
We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended June 30, 2025 and 2024, our Net Dollar Retention Rate was 101% and 98%, respectively. We grew our Annualized Recurring Revenue (as defined below) by 3% in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
As part of our go-to-market strategy, we focus on direct sales to larger enterprise, education, and media & telecom customers while also investing in channel partnerships, and in 'inside sales' for smaller customers. We believe ongoing demand for secure, scalable, and deeply integrated video solutions — further amplified by the rise of Gen AI — positions us for future growth. Our strategy remains centered on broadening our product suite, expanding our customer base across industries, and increasing recurring revenue from existing clients..

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
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions — such as our newly introduced Gen AI-powered capabilities and expanded application suites — we aim to drive higher usage and expand overall revenue. Our strong integration, ongoing support, and a commitment to evolving security and compliance requirements also helps us support sustained customer adoption and usage growth. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended June 30, 2025, our Net Dollar Retention Rate was 101%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended June 30,
	2025	2024
	(in thousands, except percentages)
Annualized Recurring Revenue	$170,364	$165,167
Net Dollar Retention Rate	101%	98%
Remaining Performance Obligations	$188,124	$177,751
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
Net Dollar Retention Rate
Our Net Dollar Retention Rate, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our Net Dollar Retention Rate for a given period as the recognized recurring revenue from the latest reported fiscal quarter from the set of customers whose revenue existed in the reported fiscal quarter from the prior year (the numerator), divided by recognized recurring revenue from such customers for the same fiscal quarter in the prior year (denominator). For annual periods, we report Net Dollar Retention Rate as the arithmetic average of the Net Dollar Retention Rate for all fiscal quarters included in the period. We consider subdivisions of the same legal entity (for example, divisions of a parent company or separate campuses that are part of the same state university system) ,as well as Value-add Resellers (“VARs”) (meaning resellers that directly manage the relationship with the customer) and the customers they manage, to be a single customer for purposes of calculating our Net Dollar Retention Rate. Our calculation of Net Dollar Retention Rate for any fiscal period includes the positive recognized recurring revenue impacts of selling new services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our Net Dollar Retention Rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our calculation of Net Dollar Retention Rate may differ from similarly titled metrics presented by other companies.

Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2025, our Remaining Performance Obligations was $188.1 million, which consists of both billed consideration in the amount of $55.1 million and unbilled consideration in the amount of $133.0 million that we expect to invoice and recognize in future periods.
We expect to recognize 61% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before financial expenses (income), net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, war-related expenses and certain professional, consulting and other expenses associated with strategic initiatives.
EBITDA and Adjusted EBITDA are supplemental measure of our performance, are not defined by or presented in accordance with GAAP, and should not be considered in isolation or as an alternative to net profit (loss) or any other performance measure prepared in accordance with GAAP
EBITDA and Adjusted EBITDA are presented because we believe that they provide useful supplemental information to investors and analysts regarding our operating performance and are frequently used by these parties in evaluating companies in our industry. By presenting EBITDA and Adjusted EBITDA, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance. We believe that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Additionally, our management uses Adjusted EBITDA as a supplemental measure of our performance because it assists us in comparing the operating performance of our business on a consistent basis between periods, as described above.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(7,750)	$(10,004)	$(8,869)	$(21,100)
Financial expense (income), net (a)	4,569	(1,010)	2,766	488
Provision for income taxes	424	2,464	1,769	4,772
Depreciation and amortization	1,094	1,279	2,279	2,585
EBITDA	(1,663)	(7,271)	(2,055)	(13,255)
Non-cash stock-based compensation expense	4,091	8,902	8,624	15,429
Strategic initiatives (b)	1,632	—	1,632	—
War related costs (c)	—	1	—	22
Adjusted EBITDA	$4,060	$1,632	$8,201	$2,196

(a)The three months ended June 30, 2025 and 2024, and the six months ended June 30, 2025 and 2024 include $602, $702, $1,210 and $1,406, respectively, of interest expenses and $737, $790, $1,632 and $1,608, respectively of interest income.
(b)Strategic initiatives for the three and six months ended June 30, 2025 relate to professional, consulting and other costs associated with strategic initiatives of $1,632.
(c)The three and six months ended June 30, 2024 include costs related to conflicts in Israel, attributable to temporary relocation of key employees from Israel for business continuity purposes, purchase of emergency equipment for key employees for business continuity purposes, and charitable donation to communities directly impacted by the war.

Components of Our Results of Operation
Revenue
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
Cost of revenue decreased in absolute dollars in the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024, our cost of revenue was $13,243, $15,356, $27,491 and $31,529, respectively.

Gross Margins
Gross margins have improved year-over-year since 2020, and while this measure has and will continue to vacillate between quarters, we expect it to continue the growth trend in the coming years. Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between software licenses, maintenance and support, professional services, onboarding of new media and telecom customers, hosting of major virtual events, and changes in cloud infrastructure and personnel costs. In particular, the gross margins in the M&T segment are lower than in the EE&T segment because of resources required for implementing solutions for TV experiences, which generally exceed those of other offerings. This results in a longer period for M&T from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of M&T revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our M&T gross margin. Going forward, we expect to see a gradual improvement in gross margins for both EE&T and M&T, driven by enhanced efficiencies in both production and professional services costs..
For the three months ended June 30, 2025 and 2024, our gross margins were 70% (77% for subscriptions and (73)% for professional services) and 65% (74% for subscriptions and (49)% for professional services), respectively. For the six months ended June 30, 2025 and 2024, our gross margins were 70% (77% for subscriptions and (77)% for professional services) and 64% (73% for subscriptions and (40)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended June 30, 2025 and 2024, were 78% (84% for subscription and (226)% for professional services), and 74% (81% for subscription and (87)% for professional services), respectively. For the six months ended June 30, 2025 and 2024, our gross margins for our EE&T segment were 78% (84% for subscriptions and (192)% for professional services) and 73% (80% for subscriptions and (56)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended June 30, 2025 and 2024 were 48% (55% for subscriptions and (1)% for professional services) and 44% (55% for subscriptions and (24)% for professional services), respectively. For the six months ended June 30, 2025 and 2024, our gross margins for our M&T segment were 48% (56% for subscription and (14)% for professional services) and 42% (54% for subscription and (26)% for professional services), respectively.
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

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage	2025	2024	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$33,242	$30,965	$2,277	7%	$67,658	$63,405	$4,253	7%
Media & Telecom	11,220	13,067	(1,847)	(14)%	23,788	25,408	(1,620)	(6)%
Total revenue	44,462	44,032	430	1%	91,446	88,813	2,633	3%
Cost of revenue	13,243	15,356	(2,113)	(14)%	27,491	31,529	(4,038)	(13)%
Total gross profit	31,219	28,676	2,543	9%	63,955	57,284	6,671	12%
Operating expenses:
Research and development expenses	11,568	12,029	(461)	(4)%	23,656	24,034	(378)	(2)%
Sales and marketing expenses	11,519	11,780	(261)	(2)%	23,442	23,592	(150)	(1)%
General and administrative expenses	10,889	13,417	(2,528)	(19)%	21,191	25,498	(4,307)	(17)%
Total operating expenses	33,976	37,226	(3,250)	(9)%	68,289	73,124	(4,835)	(7)%
Loss from operations	2,757	8,550	(5,793)	(68)%	4,334	15,840	(11,506)	(73)%
Financial expense (income), net	4,569	(1,010)	5,579	(552)%	2,766	488	2,278	467%
Loss before provision for income taxes	7,326	7,540	(214)	(3)%	7,100	16,328	(9,228)	(57)%
Provision for income taxes	424	2,464	(2,040)	(83)%	1,769	4,772	(3,003)	(63)%
Net loss	$7,750	$10,004	$(2,254)	(23)%	$8,869	$21,100	$(12,231)	(58)%

Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (75% and 70% of revenue for the three months ended June 30, 2025 and 2024, respectively, and 74% and 71% for the six months ended June 30, 2025 and 2024): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (25% and 30% of revenue for the three months ended June 30, 2025 and 2024, respectively, and 26% and 29% for the six months ended June 30, 2025 and 2024): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended June 30, 2025 and 2024
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$32,574	$29,771	$2,803	9%
Professional services revenue	668	1,194	(526)	(44)%
Total Enterprise, Education & Technology revenue	$33,242	$30,965	$2,277	7%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$27,378	$23,975	$3,403	14%
Professional services gross loss	(1,511)	(1,043)	(468)	(45)%
Total Enterprise, Education & Technology gross profit	$25,867	$22,932	$2,935	13%
Enterprise, Education & Technology Revenue
EE&T revenue increased by $2.3 million, or 7%, to $33.2 million for the three months ended June 30, 2025, from $31.0 million for the three months ended June 30, 2024. The increase is mainly attributable to a $1.3 million increase in revenue from new customers, and $1.0 million from existing customers.
EE&T subscription revenue increased by $2.8 million, or 9%, to $32.6 million for the three months ended June 30, 2025, from $29.8 million for the three months ended June 30, 2024.
EE&T professional services revenue decreased by $0.5 million, or 44%, to $0.7 million for the three months ended June 30, 2025, from $1.2 million for the three months ended June 30, 2024. The decrease in professional services revenue mainly reflects the transition of certain development projects to ongoing support and maintenance, now recognized as subscription revenue.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $2.9 million, or 13%, to $25.9 million for the three months ended June 30, 2025, from $22.9 million for the three months ended June 30, 2024. This increase was mainly due to the increase in revenue and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $3.4 million, or 14%, to $27.4 million for the three months ended June 30, 2025, from $24.0 million for the three months ended June 30, 2024.
EE&T professional services gross loss increased by $0.5 million, or 45%, to $1.5 million for the three months ended June 30, 2025, from $1.0 million for the three months ended June 30, 2024.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,810	$11,243	$(1,433)	(13)%
Professional services revenue	1,410	1,824	(414)	(23)%
Total Media & Telecom revenue	$11,220	$13,067	$(1,847)	(14)%

Media & Telecom gross profit:
Subscription gross profit	$5,364	$6,177	$(813)	(13)%
Professional services gross loss	(12)	(433)	421	97%
Total Media & Telecom gross profit	$5,352	$5,744	$(392)	(7)%
Media & Telecom Revenue
M&T revenue decreased by $1.8 million, or 14%, to $11.2 million for the three months ended June 30, 2025, from $13.1 million for the three months ended June 30, 2024. The decrease is mainly due to a $1.9 million decrease in revenue from existing customers.
M&T subscription revenue decreased by $1.4 million, or 13%, to $9.8 million for the three months ended June 30, 2025, from $11.2 million for the three months ended June 30, 2024.
M&T professional services revenue decreased by $0.4 million, or 23%, to $1.4 million for the three months ended June 30, 2025, from $1.8 million for the three months ended June 30, 2024.
Media & Telecom Gross Profit
M&T gross profit decreased by $0.4 million, or 7%, to $5.4 million for the three months ended June 30, 2025, from $5.7 million for the three months ended June 30, 2024. This decrease was mainly due to the decrease in the revenue.
M&T subscription gross profit decreased by $0.8 million, or 13%, to $5.4 million for the three months ended June 30, 2025, from $6.2 million for the three months ended June 30, 2024.
M&T professional services gross loss decreased by $0.4 million, or 97%, to $0.0 million for the three months ended June 30, 2025, from $0.4 million for the three months ended June 30, 2024.

Operating Expenses
Research and Development expenses

	Three Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,015	$8,277	$(262)	(3)%
Subcontractors and consultants	1,513	1,691	(178)	(11)%
IT related	1,200	1,248	(48)	(4)%
Other	840	813	27	3%
Total research and development expenses	$11,568	$12,029	$(461)	(4)%
Research and development expenses decreased by $0.5 million, or 4%, to $11.6 million for the three months ended June 30, 2025, from $12.0 million for the three months ended June 30, 2024. The decrease was primarily due to a $0.3 million decrease in compensation expenses, mainly due to stock-based compensation, largely driven by the full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025. Additional impact is related to the impact of expired hedging transactions. The hedging positions, which were executed at more favorable ILS/USD exchange rates than those prevailing during the period, resulted in a positive offset to payroll-related expenses denominated in ILS. An additional $0.2 million decrease in subcontractor and consultant costs was primarily attributable to reduced use of outsourced resources.
Sales and Marketing expenses

	Three Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,049	$9,387	$(338)	(4)%
Marketing expenses	1,042	1,039	3	0%
Travel and entertainment	395	318	77	24%
Other	1,033	1,036	(3)	0%
Total sales and marketing expenses	$11,519	$11,780	$(261)	(2)%
Sales and marketing expenses decreased by $0.3 million, or 2%, to $11.5 million for the three months ended June 30, 2025, from $11.8 million for the three months ended June 30, 2024. The decrease was primarily driven by a $0.3 million reduction in compensation expenses, mainly due to lower headcount and full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025.

General and Administrative expenses

	Three Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$6,653	$10,286	$(3,633)	(35)%
Professional fees and insurance	1,088	1,151	(63)	(5)%
Subcontractors and consultants	286	388	(102)	(26)%
Travel and entertainment	259	193	66	34%
Corporate adjustments	1,632	—	1,632	NM
Other	971	1,399	(428)	(31)%
Total general and administrative expenses	$10,889	$13,417	$(2,528)	(19)%
General and administrative expenses decreased by $2.5 million, or 19%, to $10.9 million for the three months ended June 30, 2025, from $13.4 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease of $3.6 million in compensation costs, mainly driven by expense acceleration recognized in the comparative period associated with the cancellation of unvested market-based equity awards granted to the Chief Executive Officer. It also reflects lower stock-based compensation costs, largely driven by the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025. These decreases were partially offset by a $1.6 million increase in corporate adjustment costs mainly due to professional, consulting and other costs associated with strategic initiatives.
Financial expense (income), net
Financial expense (income), net decreased by $5.6 million, or 552%, to $4.6 million expense for the three months ended June 30, 2025, from $1.0 million income for the three months ended June 30, 2024. The decrease was primarily due to $5.5 million related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes decreased by $2.0 million or 83%, to $0.4 million for the three months ended June 30, 2025, from $2.5 million for the three months ended June 30, 2024 primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Comparison of the six months ended June 30, 2025 and 2024
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$66,181	$60,426	$5,755	10%
Professional services revenue	1,477	2,979	(1,502)	(50)%
Total Enterprise, Education & Technology revenue	$67,658	$63,405	$4,253	7%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$55,266	$48,160	$7,106	15%
Professional services gross loss	(2,831)	(1,672)	(1,159)	(69)%
Total Enterprise, Education & Technology gross profit	$52,435	$46,488	$5,947	13%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $4.3 million, or 7%, to $67.7 million for the six months ended June 30, 2025, from $63.4 million for the six months ended June 30, 2024. The increase is mainly attributable to a $2.2 million increase in revenue from new customers and $2.1 million increase in revenue from existing customers.
EE&T subscription revenue increased by $5.8 million, or 10%, to $66.2 million for the six months ended June 30, 2025, from $60.4 million for the six months ended June 30, 2024.
EE&T professional services revenue decreased by $1.5 million, or 50%, to $1.5 million for the six months ended June 30, 2025 from $3.0 million for the six months ended June 30, 2024. The decrease in professional services revenue mainly reflects the transition of certain development projects to ongoing support and maintenance, now recognized as subscription revenue.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $5.9 million, or 13%, to $52.4 million for the six months ended June 30, 2025, from $46.5 million for the six months ended June 30, 2024. This increase was mainly due to a $4.3 million increase in revenue and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $7.1 million, or 15%, to $55.3 million for the six months ended June 30, 2025, from $48.2 million for the six months ended June 30, 2024.
EE&T professional services gross loss increased by $1.2 million, or 69%, to a gross loss of $2.8 million for the six months ended June 30, 2025, from a gross loss of $1.7 million for the six months ended June 30, 2024.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$21,109	$21,758	$(649)	(3)%
Professional services revenue	2,679	3,650	(971)	(27)%
Total Media & Telecom revenue	$23,788	$25,408	$(1,620)	(6)%

Media & Telecom gross profit:
Subscription gross profit	11,896	11,760	$136	1%
Professional services gross loss	(376)	(964)	588	61%
Total Media & Telecom gross profit	$11,520	$10,796	$724	7%
Media & Telecom Revenue
M&T revenue decreased by $1.6 million, or 6%, to $23.8 million for the six months ended June 30, 2025, from $25.4 million for the six months ended June 30, 2024. The decrease is mainly attributable to a decrease in revenue from existing customers.
M&T subscription revenue decreased by $0.6 million, or 3%, to $21.1 million for the six months ended June 30, 2025, from $21.8 million for the six months ended June 30, 2024.
M&T professional services revenue decreased by $1.0 million, or 27%, to $2.7 million for the six months ended June 30, 2025, from $3.7 million for the six months ended June 30, 2024.
Media & Telecom Gross Profit
M&T gross profit increased by $0.7 million, or 7%, to $11.5 million for the six months ended June 30, 2025, from $10.8 million for the six months ended June 30, 2024. This increase was mainly due to reduction in production and other costs, which is a result of improved efficiency.
M&T subscription gross profit increased by $0.1 million, or 1%, to $11.9 million for the six months ended June 30, 2025, from $11.8 million for the six months ended June 30, 2024.
M&T professional services gross loss decreased by $0.6 million, or 61%, to $0.4 million for the six months ended June 30, 2025, from $1.0 million for the six months ended June 30, 2024.

Operating Expenses
Research and Development expenses

	Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$16,305	$16,554	$(249)	(2)%
Subcontractors and consultants	3,067	3,458	(391)	(11)%
IT related	2,420	2,508	(88)	(4)%
Other	1,864	1,514	350	23%
Total research and development expenses	$23,656	$24,034	$(378)	(2)%
Research and development expenses decreased by $0.4 million, or 2%, to $23.7 million for the six months ended June 30, 2025, from $24.0 million for the six months ended June 30, 2024. The decrease was primarily due to a $0.4 million decrease in subcontractor and consultant costs, primarily attributable to reduced use of outsourced resources, and a $0.2 million decrease in compensation expenses, largely driven by the full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025

Sales and Marketing expenses

	Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$18,399	$19,089	$(690)	(4)%
Marketing expenses	1,879	1,738	141	8%
Travel and entertainment	734	572	162	28%
Other	2,430	2,193	237	11%
Total sales and marketing expenses	$23,442	$23,592	$(150)	(1)%
Sales and marketing expenses slightly decreased by $0.2 million, or 1%, to $23.4 million for the six months ended June 30, 2025, from $23.6 million for the six months ended June 30, 2024.

General and Administrative expenses

	Six Months Ended June 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$13,956	$18,341	$(4,385)	(24)%
Professional fees and insurance	2,162	2,133	29	1%
Subcontractors and consultants	603	581	22	4%
Travel and entertainment	483	395	88	22%
Unused cloud hosting commitment expense	—	1,312	(1,312)	NM
Corporate adjustments	1,632	—	1,632	NM
Other	2,355	2,736	(381)	(14)%
Total general and administrative expenses	$21,191	$25,498	$(4,307)	(17)%
General and administrative expenses decreased by $4.3 million, or 17%, to $21.2 million for the six months ended June 30, 2025, from $25.5 million for the six months ended June 30, 2024. The decrease was primarily due to a $4.4 million reduction in compensation costs, mainly driven by expense acceleration recognized in the comparative period in connection with the cancellation of unvested market-based equity awards granted to the Chief Executive Officer, and by lower stock-based compensation costs, largely reflecting the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025. The decrease also reflects a $1.3 million one-time expense in 2024 associated with the termination of commitments with a cloud hosting service provider, partially offset by a $1.6 million increase in corporate adjustment costs, mainly due to professional, consulting, and other costs associated with strategic initiatives.
Financial Expense (Income), net
Financial expense (income), net increased by $2.3 million, or 467%, to $2.8 million expenses for the six months ended June 30, 2025, from $0.5 million expenses for the six months ended June 30, 2024. The increase was primarily due to an increase of $2.4 million related to exchange rate differences partially offset by $0.2 million of higher interest income associated with our investments.
Provision for Income Taxes
Provision for income taxes decreased by $3.0 million, or 63%, to $1.8 million for the six months ended June 30, 2025, from $4.8 million for the six months ended June 30, 2024 primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of June 30, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.

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
If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current global economic volatility, including due to uncertainty around U.S. and foreign tariffs and other trade barriers, rising inflation and uncertainty with respect to interest rates, price increases and supply chain issues, and various other factors, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. Our ability to access capital may also be impacted by political, economic, and military conditions in Israel, including the current security situation or any escalation of conflicts with Israel, and in other regions in which we operate, or changes in the business environment in those regions. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
Repurchase Program
In 2024, the Company’s Board of Directors authorized a stock repurchase program of the Company’s outstanding common stock (the “2024 Repurchase Program”), which provided for repurchases up to a total of $5.0 million thereunder. Subsequently, in March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15.0 million thereunder, which superseded the 2024 Repurchase Program. Under the 2025 Repurchase Program, the Company may make repurchases, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The 2025 Repurchase Program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors.
During the three months ended June 30, 2025, the Company repurchased 3,468,731 shares of common stock at a weighted average price of $2.07 per share (excluding broker and transaction fees of $0.1 million). As of June 30, 2025, the Company had remaining authorization under the 2025 Repurchase Program to repurchase common stock up to an aggregate amount of approximately $6.9 million, subject to satisfying required conditions under the Companies Law and Companies Regulations. See Part II, Item 2 “Purchases of Equity Securities by the Issuer or Affiliated Purchaser" of this Quarterly Report on Form 10-Q for further information.
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

In July 2024, we entered into an amendment to the Credit Agreement with an existing lender, in connection with our 2024 Repurchase Program, which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term includes, among others, repurchases of the Company’s outstanding common stock) and conditions for making such payments.
In March 2025, the Company entered into another amendment to the Credit Agreement, in connection with the 2025 Repurchase Program, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) Alternative Base Rate ("ABR") loans (as defined in the Credit Agreement) accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.90%, consisting of 4.30% (the 3-month SOFR rate as of June 26, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
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
.All voluntary prepayments (other than ABR loans borrowed under the Revolving Credit Facility) must be accompanied by accrued and unpaid interest on the principal amount being prepaid and customary “breakage” costs, if any, with respect to prepayments of SOFR loans.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $0.4 million for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024, (ii) $0.7 million for installments payable on December 31, 2024 ($0.2 million of the amount deferred to January 2025), through September 30, 2025, and (iii) $1.3 million for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of June 30, 2025.
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
As of June 30, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of June 30, 2025, we had approximately $31.0 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)

Net cash provided by (used in) operating activities	$1,610	$(2,751)
Net cash provided by investing activities	11,625	1,763
Net cash used in financing activities	(11,335)	(1,296)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	487	(132)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,387	(2,416)
Cash, cash equivalents, and restricted cash at beginning of period	33,159	36,784
Cash, cash equivalents and restricted cash at end of period	$35,546	$34,368
Operating Activities
Net cash flows provided by operating activities increased by $4.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net cash provided by operating activities of $1.6 million for the six months ended June 30, 2025, was primarily due to $8.9 million incremental net loss, adjusted for non-cash charges of $16.0 million, and net cash outflows of $5.5 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $2.3 million, stock-based compensation expenses of $8.6 million and amortization of deferred contract acquisitions and fulfillment costs of $5.7 million partially offset by non-cash interest income, net of $0.2 million. The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $8.1 million, an increase in trade receivables of $1.3 million, an increase in deferred contract acquisition and fulfillment cost of $2.0 million, an aggregate decrease in employees accruals, and accrued expenses and other liabilities of $1.2 million and an increase of $0.1 million in prepaid expenses and other current assets and other assets, partially offset by, an increase in trade payables of $6.1 million and net change in operating right-of-use asset and lease liability of $1.1 million.
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
Investing Activities
Net cash flows provided by investing activities increased by $9.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Net cash provided by investing activities of $11.6 million for the six months ended June 30, 2025 was related to proceeds from maturities of available-for-sale marketable securities of $42.5 million, partially offset by purchases of marketable securities of $30.4 million and $0.4 million of capital expenditures.
Net cash provided by investing activities of $1.8 million for the six months ended June 30, 2024 was related to proceeds from maturities of available-for-sale marketable securities of $21.5 million, offset by investment in available-for-sale marketable securities of $19.4 million and $0.3 million of capital expenditures.
Financing Activities
Net cash flows used in financing activities increased by $10.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Net cash used in financing activities of $11.3 million for the six months ended June 30, 2025 was primarily due to repurchase of common stock of $9.6 million, cash settlement of equity classified share-based payment awards of $3.1 million and repayment of long-term loans of $1.5 million, partially offset by $2.8 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $1.3 million for the six months ended June 30, 2024 was primarily due to repayment of long-term loans of $1.3 million, $0.1 million repurchase of common stock and $0.1 million payments on account of repurchase of common stock, offset by $0.2 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2025 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2024 10-K. For further information on our commitments and contractual obligations, refer to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2024 10-K. There have been no significant changes to these policies and estimates during the six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in exchange rates, interest rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.
Foreign Currency Exchange Risk
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three and six months ended June 30, 2025, of $0.4 million and $0.8 million, respectively due to the NIS (after considering cash-flow hedges) and $1.6 million and $2.6 million, respectively due to the Euros.

Interest Rate Risk
As of June 30, 2025, we had outstanding floating rate debt obligations of $31.0 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million for the three and six months ended June 30, 2025.
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

On August 4, 2025, our Board of Directors approved the 2025 Reorganization Plan, designed to realign the Company’s operations to further increase efficiency and productivity. The 2025 Reorganization Plan includes, among other things, downsizing approximately 10% of our then current workforce and adapting our organizational structure, roles, and responsibilities accordingly. The 2025 Reorganization Plan was based on our estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate and gross profit improvements. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the 2025 Reorganization Plan. Additionally, implementation of our 2025 Reorganization Plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or the 2025 Reorganization Plan could result in reputational harm and could diminish confidence in our brand and business. The 2025 Reorganization Plan may require a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information with respect to the Company’s purchases of its common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2025 to April 30, 2025	1,505,827	$1.93	1,505,827	$11,165
May 1, 2025 to May 31, 2025	1,135,743	$2.20	1,135,743	$8,667
June 1, 2025 to June 30, 2025	827,161	$2.14	827,161	$6,900
Total	3,468,731	$2.07	3,468,731	$6,900

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a) On August 4, 2025, the Company’s Board of Directors approved the 2025 Reorganization Plan, which includes, among other things, downsizing approximately 10% of the Company’s current workforce and adapting the Company’s organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing on an annualized basis is expected to be approximately $8.5 million. The 2025 Reorganization Plan is focused on realigning the Company’s operations to further increase efficiency and productivity following the adoption of enhanced AI-based technologies aimed to increase efficiency and productivity throughout the Company’s operations, align the Company’s business strategy and support the Company’s growth and profitability initiatives. In connection with the 2025 Reorganization Plan, the Company expects to incur pre-tax charges of approximately $0.7 million, primarily for severance and related costs, all of which are expected to be expensed in the third quarter of 2025. All of these charges are expected to result in cash expenditures. The 2025 Reorganization Plan is expected to be substantially completed in the third quarter of 2025.
(b) During the three months ended June 30, 2025, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
10.1	Kaltura Severance Plan dated as of June 27, 2025	8-K	001-40644	10.1	06/27/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: August 7, 2025	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ John Doherty
John Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)