Form 10-Q
period 2025-09-30
KALTURA INC
filed 2025-11-10
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 5, 2025 was 156,334,157.

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
•EU legislation, such as the EU AI Act and EU Data Act increases compliance and financial uncertainty, and may impact our contractual, operational and pricing models, and our future forecasts, any of which could lower our revenue and adversely affect our business, financial condition and results of operation.

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

•Significant changes or developments in U.S. or international laws or policies, including possible changes in trade policies and tariffs, may have a material adverse effect on our business, results of operations, and financial condition; and

•The other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,513	$33,059
Marketable securities	30,688	48,275
Trade receivables	20,258	19,978
Prepaid expenses and other current assets	11,055	9,481
Deferred contract acquisition and fulfillment costs, current	8,957	10,765

Total current assets	112,471	121,558

LONG-TERM ASSETS:
Marketable securities	11,898	3,379
Property and equipment, net	13,288	16,190
Other assets, noncurrent	3,601	2,983
Deferred contract acquisition and fulfillment costs, noncurrent	9,440	13,605
Operating lease right-of-use assets	10,780	12,308
Intangible assets, net	76	212
Goodwill	11,070	11,070

Total noncurrent assets	60,153	59,747

TOTAL ASSETS	$172,624	$181,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$5,030	$3,110
Trade payables	4,862	3,265
Employees and payroll accruals	14,128	15,399
Accrued expenses and other current liabilities	12,858	14,262
Operating lease liabilities, current	2,800	2,504
Deferred revenue, current	61,052	63,123

Total current liabilities	100,730	101,663

LONG-TERM LIABILITIES:
Deferred revenue, noncurrent	41	67
Long-term loans, net of current portion	25,328	29,153
Operating lease liabilities, noncurrent	14,616	15,263
Other liabilities, noncurrent	14,174	10,772

Total long-term liabilities	54,159	55,255

TOTAL LIABILITIES	$154,889	$156,918
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 170,031,443 and 161,980,907 shares issued as of September 30, 2025 and December 31, 2024, respectively; 155,463,844 and 152,057,148 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	17	15
Treasury stock – 14,567,599 and 9,923,759 shares of common stock, $0.0001 par value per share, as of September 30, 2025 and December 31, 2024, respectively	(17,396)	(7,801)
Additional paid-in capital	512,124	500,024
Accumulated other comprehensive income	3,297	959
Accumulated deficit	(480,307)	(468,810)

Total stockholders' equity	17,735	24,387

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,624	$181,305
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Subscription	$41,976	$42,085	$129,266	$124,267
Professional services	1,890	2,210	6,046	8,841

Total revenue	43,866	44,295	135,312	133,108

Cost of revenue:
Subscription	9,844	10,437	29,973	32,699
Professional services	3,295	4,317	10,656	13,584

Total cost of revenue	13,139	14,754	40,629	46,283

Gross profit	30,727	29,541	94,683	86,825

Operating expenses:

Research and development	11,481	12,427	35,137	36,460
Sales and marketing	11,047	11,830	34,489	35,421
General and administrative	8,899	9,750	30,090	35,250
Restructuring	804	—	804	—

Total operating expenses	32,231	34,007	100,520	107,131

Operating loss	1,504	4,466	5,837	20,306

Financial expense (income), net	(85)	(2,160)	2,682	(1,672)

Loss before provision for income taxes	1,419	2,306	8,519	18,634

Provision for income taxes	1,209	1,304	2,978	6,076

Net loss	2,628	3,610	11,497	24,710

Net loss per share attributable to common stockholders, basic and diluted	$0.02	$0.02	$0.07	$0.17

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,775,938	149,306,274	154,110,240	147,074,320
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$2,628	$3,610	$11,497	$24,710
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	(638)	567	2,309	(768)
Net unrealized gains on available-for-sale marketable securities	29	113	29	18
Other comprehensive income (losses)	(609)	680	2,338	(750)
Comprehensive loss	$3,237	$2,930	$9,159	$25,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2025	153,601,650	$17	14,567,599	$(17,396)	$508,106	$3,906	$(477,679)	$16,954

Stock-based compensation	—	—	—	—	3,975	—	—	3,975
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,862,194	—	—	—	43	—	—	43
Other comprehensive losses	—	—	—	—	—	(609)	—	(609)
Net loss	—	—	—	—	—	—	(2,628)	(2,628)

Balance as of September 30, 2025	155,463,844	$17	14,567,599	$(17,396)	$512,124	$3,297	$(480,307)	$17,735

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2024	149,204,916	$15	7,751,795	$(4,966)	$487,406	$(383)	$(458,595)	$23,477

Stock-based compensation	—	—	—	—	5,715	—	—	5,715
Repurchase of common stock	(1,692,324)	—	1,692,324	(2,148)	—	—	—	(2,148)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,133,409	—	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	—	680	—	680
Net loss	—	—	—	—	—	—	(3,610)	(3,610)

Balance as of September 30, 2024	149,646,001	$15	9,444,119	$(7,114)	$493,148	$297	$(462,205)	$24,141
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2025	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

Stock-based compensation	—	—	—	—	12,422	—	—	12,422
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(4,643,840)	—	4,643,840	(9,595)	—	—	—	(9,595)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	8,050,536	2	—	—	2,767	—	—	2,769
Other comprehensive income	—	—	—	—	—	2,338	—	2,338
Net loss	—	—	—	—	—	—	(11,497)	(11,497)

Balance as of September 30, 2025	155,463,844	$17	14,567,599	$(17,396)	$512,124	$3,297	$(480,307)	$17,735

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2024	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320

Stock-based compensation	—	—	—	—	21,336	—	—	21,336
Repurchase of common stock	(1,758,929)	—	1,758,929	(2,233)	—	—	—	(2,233)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	8,816,013	1	—	—	177	—	—	178
Other comprehensive losses	—	—	—	—	—	(750)	—	(750)
Net loss	—	—	—	—	—	—	(24,710)	(24,710)

Balance as of September 30, 2024	149,646,001	$15	9,444,119	$(7,114)	$493,148	$297	$(462,205)	$24,141
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,497)	$(24,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,383	3,834
Stock-based compensation expenses	12,675	21,065
Amortization of deferred contract acquisition and fulfillment costs	8,528	8,550
Non-cash interest income, net	(239)	(713)
Gain on foreign exchange	(544)	(285)
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	(280)	666
Decrease (Increase) in prepaid expenses and other current assets and other assets, noncurrent	407	(73)
Increase in deferred contract acquisition and fulfillment costs	(2,809)	(4,367)
Increase in trade payables	1,780	2,182
Increase (decrease) in accrued expenses and other current liabilities	(1,161)	2,742
Decrease in employees and payroll accruals	(1,271)	(646)
Increase (Decrease) in other liabilities, noncurrent	2,840	(27)
Increase (Decrease) in deferred revenue	(2,097)	559
Operating lease right-of-use assets and lease liabilities, net	1,178	(857)

Net cash provided by operating activities	10,893	7,920

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(50,225)	(37,745)
Proceeds from maturities of available-for-sale marketable securities	59,631	33,982
Purchases of property and equipment	(534)	(421)

Net cash provided by (used in) investing activities	8,872	(4,184)

Cash flows from financing activities:

Repayment of long-term loans	(2,188)	(1,750)
Proceeds from exercise of stock options	2,986	245
Cash settlement of equity classified share-based payment awards	(3,089)	—
Payment of debt issuance costs	—	(10)
Repurchase of common stock	(9,595)	(2,233)
Change in prepayments for repurchase of common stock	31	(117)

Net cash used in financing activities	(11,855)	(3,865)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	544	285

Net increase in cash, cash equivalents and restricted cash	8,454	156
Cash, cash equivalents and restricted cash at the beginning of the period	33,159	36,784
Cash, cash equivalents and restricted cash at the end of the period	$41,613	$36,940
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$31	$51

Capitalized stock-based compensation cost	$—	$464

Pending proceeds from option exercises	$—	$8

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$1,500	$3,432

Cash paid for interest	$1,706	$2,080

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$41,513	$36,840
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$41,613	$36,940
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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Customer A (M&T)	10.36%	10.80%	10.14%	10.80%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 20, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025 except as noted below.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The standard amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.
In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact of the adoption of this standard.
NOTE 3: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended September 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$31,835	98.4%	$10,141	88.2%
Professional services	530	1.6%	1,360	11.8%

	$32,365	100%	$11,501	100%

	Three Months Ended September 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$31,495	97.4%	$10,590	88.6%
Professional services	846	2.6%	1,364	11.4%

	$32,341	100%	$11,954	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$98,016	98.0%	$31,250	88.6%
Professional services	2,007	2.0%	4,039	11.4%

	$100,023	100%	$35,289	100%

	Nine Months Ended September 30, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$91,920	96.0%	$32,347	86.6%
Professional services	3,826	4.0%	5,015	13.4%

	$95,746	100%	$37,362	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,649	53.9%	$23,899	54.0%
Europe, the Middle East and Africa ("EMEA")	16,888	38.5%	16,157	36.5%
Other	3,329	7.6%	4,239	9.5%

	$43,866	100%	$44,295	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$72,021	53.2%	$70,752	53.2%
EMEA	52,643	38.9%	50,561	38.0%
Other	10,648	7.9%	11,795	8.8%

	$135,312	100%	$133,108	100%
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $159,330, which consists of both billed consideration in the amount of $61,093 and unbilled consideration in the amount of $98,237 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 60% of its remaining performance obligations as revenue over the next 12 months and the remainder over the next four years.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Beginning balance	$18,873	$22,002	$22,202	$24,210
Additions to deferred contract acquisition costs during the period	808	2,027	2,809	4,833
Amortization of deferred contract acquisition costs	(2,635)	(2,512)	(7,965)	(7,526)

Ending balance	$17,046	$21,517	$17,046	$21,517

Deferred contract acquisition costs, current	$8,109	$9,171	$8,109	$9,171
Deferred contract acquisition costs, noncurrent	8,937	12,346	8,937	12,346

Total deferred costs to obtain a contract	$17,046	$21,517	$17,046	$21,517

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Beginning balance	$1,575	$2,908	$2,167	$3,740
Amortization of deferred costs to fulfill a contract	(224)	(385)	(816)	(1,217)

Ending balance	$1,351	$2,523	$1,351	$2,523

Deferred fulfillment costs, current	$848	$1,103	$848	$1,103
Deferred fulfillment costs, noncurrent	503	1,420	503	1,420

Total deferred costs to fulfill a contract	$1,351	$2,523	$1,351	$2,523

NOTE 4: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$19,869	$25	$(2)	$19,892
U.S. Treasury	6,969	13	—	6,982
Commercial paper	1,375	—	—	1,375
Agency bonds	1,686	3	—	1,689
Municipal bonds	750	—	—	750
	30,649	41	(2)	30,688

Available-for-sale – matures after one year:
Corporate bonds	6,312	16	(2)	6,326
Agency bonds	1,512	1	—	1,513
U.S. Treasury	4,061	—	(2)	4,059
	11,885	17	(4)	11,898

Total	$42,534	$58	$(6)	$42,586

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$27,301	$16	$(9)	$27,308
U.S. Treasury	16,938	20	(1)	16,957
Commercial paper	1,945	—	(4)	1,941
Agency bonds	2,070	1	(2)	2,069
	48,254	37	(16)	48,275

Available-for-sale – matures after one year:
Corporate bonds	2,423	—	—	2,423
U.S. Treasury	954	2	—	956
	3,377	2	—	3,379

Total	$51,631	$39	$(16)	$51,654
As of September 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and the vast majority of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income during the periods presented.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	September 30, 2025	December 31, 2024

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$23,549	$12,212

Short-term marketable securities:
Corporate bonds	Level 2	$19,892	$27,309
U.S. Treasury	Level 2	$6,982	$16,956
Commercial paper	Level 2	$1,375	$1,941
Agency bonds	Level 2	$1,689	$2,069
Municipal bonds	Level 2	$750	$—

Long-term marketable securities:
Corporate bonds	Level 2	$6,326	$2,423
U.S. Treasury	Level 2	$4,059	$956
Agency bonds	Level 2	$1,513	$—

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,507	$3,507
Options and forward contracts designated as hedging instruments	Level 2	$3,247	$960

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,125	$1,020

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$—	$24

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $26,803 as of September 30, 2025 and $35,718 as of December 31, 2024. The fair value of the Company’s outstanding contracts amounted to an asset of $3,247 and $960, and a liability of $0 and $24 as of September 30, 2025 and December 31, 2024, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Gains of $1,213 and Losses of $110 were reclassified from accumulated other comprehensive income during the three months ended September 30, 2025, and 2024, respectively. Gains of $2,355 and $702 were reclassified from accumulated other comprehensive income during the nine months ended September 30, 2025 and 2024, respectively. These gains and losses were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024 were as follows:

Condensed Statement of Operations Location:	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Cost of revenue	$(138)	$16	$(278)	$(106)
Research and development	(638)	57	(1,244)	(361)
Sales and marketing	(153)	13	(290)	(95)
General and administrative	(256)	18	(499)	(145)
Restructuring	(33)	—	(33)	—
Financial expense (income), net	5	6	(11)	5

Total	$(1,213)	$110	$(2,355)	$(702)

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
Components of operating lease expense were as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Operating lease cost	$725	$702	$2,322	$2,071
Short-term lease cost	—	—	—	—
Variable lease cost	76	49	195	119

Total	$801	$751	$2,517	$2,190
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Cash paid for operating leases	$1,054	$1,068	$2,233	$2,233
As of September 30, 2025, the weighted-average discount rate is 4.72% and the weighted-average remaining term is approximately 6.66 years. Maturities of the Company’s operating lease liabilities as of September 30, 2025 were as follows:

Year Ending December 31,

2025 (Remainder)	$844
2026	3,400
2027	2,970
2028	2,601
2029	2,601
2030	2,601
2031 and thereafter	4,768
Total operating lease payments	19,785
Less: imputed interest	2,369
Total operating lease liabilities	$17,416

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 8: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2027. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of September 30, 2025:

Year Ending December 31,

2025 (Remainder)	$9,482
2026	29,102
2027	107

Total purchase commitment	$38,691
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 9: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024

Prepaid expenses	$3,230	$4,085
Derivative instrument	3,247	960
Restricted bank deposits	3,507	3,507
Other current assets	1,071	929

	$11,055	$9,481

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	September 30, 2025	December 31, 2024
Cost:
Computers and peripheral equipment	$2,078	$1,780
Office furniture and equipment	2,248	2,211
Leasehold improvements	7,127	7,127
Internal use software	13,755	13,755

	25,208	24,873

Accumulated depreciation	(11,920)	(8,683)

Depreciated cost	$13,288	$16,190

Depreciation expenses for the three months ended September 30, 2025 and 2024, and for the nine months ended September 30, 2025 and 2024 were $1,091, $1,134, $3,247 and $3,477, respectively.
Other assets, noncurrent

	September 30, 2025	December 31, 2024

Restricted cash	$100	$100
Severance pay fund	2,138	1,577
Restricted deposit	1,125	1,020
Other	238	286

	$3,601	$2,983
Accrued expenses and other current liabilities

	September 30, 2025	December 31, 2024

Accrued expenses	$6,325	$6,366
Accrued taxes	5,145	5,638
Derivative instruments	—	24
Other current liabilities	1,388	2,234

	$12,858	$14,262

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Other liabilities, noncurrent

	September 30, 2025	December 31, 2024

Accrued taxes, noncurrent	$11,404	$8,599
Deferred tax liability	496	463
Other	2,274	1,710

	$14,174	$10,772
NOTE 10: GOODWILL AND INTANGIBLE ASSETS
There were no impairment charges to goodwill during the periods presented.
The carrying amounts and accumulated amortization expenses of the intangible assets, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025		December 31, 2024
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	—	$4,700	$4,700
Customer relationship	1.50	1,822	2,419

		6,522	7,119
Accumulated amortization and impairments:
Technology		(4,700)	(4,603)
Customer relationship		(1,746)	(2,304)

		(6,446)	(6,907)

Intangible assets, net		$76	$212
During the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024, the Company recorded amortization expenses in the amount of $13, $120, $136 and $357, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.
The estimated future amortization expense of intangible assets as of September 30, 2025, is as follows:

Year Ending December 31,

2025 (Remainder)	$13
2026	51
2027	12

$76

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 11: INCOME TAXES
The Company recognized an income tax expense of $1,209, $1,304, $2,978 and $6,076 for the three and nine months ended September 30, 2025 and 2024, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (85)%, (33)%, (35)% and (29)% for the three and nine months ended September 30, 2025 and 2024, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
The Company has a full valuation allowance on its deferred tax assets. Deferred tax liability is from indefinite life goodwill intangibles. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.
NOTE 12: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$2,628	$3,610	$11,497	$24,710
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,775,938	149,306,274	154,110,240	147,074,320

Net loss per share attributable to common stockholders, basic and diluted	$0.02	$0.02	$0.07	$0.17

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of September 30,
	2025	2024

Outstanding stock options and RSUs	26,730,843	32,080,690

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$32,365	$11,501	$43,866

Cost of revenue

Production costs	4,191	3,032	7,223

Compensation	2,711	1,015	3,726

Depreciation and amortization	228	542	770

Other segment items	693	727	1,420

Total cost of revenue	7,823	5,316	13,139

Gross profit	24,542	6,185	30,727

Operating expenses			32,231
Financial expense (income), net			(85)
Provision for income taxes			1,209

Net loss			$2,628

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$32,341	$11,954	$44,295

Cost of revenue

Production costs	4,140	3,360	7,500

Compensation	2,689	1,726	4,415

Depreciation and amortization	337	591	928

Other segment items	636	1,275	1,911

Total cost of revenue	7,802	6,952	14,754

Gross profit	24,539	5,002	29,541

Operating expenses			34,007
Financial expense (income), net			(2,160)
Provision for income taxes			1,304

Net loss			$3,610

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$100,023	$35,289	$135,312

Cost of revenue

Production costs	12,388	9,915	22,303

Compensation	7,917	3,592	11,509

Depreciation and amortization	778	1,614	2,392

Other segment items	1,963	2,462	4,425

Total cost of revenue	23,046	17,583	40,629

Gross profit	76,977	17,706	94,683

Operating expenses			100,520
Financial expense (income), net			2,682
Provision for income taxes			2,978

Net loss			$11,497

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$95,746	$37,362	$133,108

Cost of revenue

Production costs	13,173	10,574	23,747

Compensation	8,293	5,373	13,666

Depreciation and amortization	1,019	1,788	2,807

Other segment items	2,235	3,828	6,063

Total cost of revenue	24,720	21,563	46,283

Gross profit	71,026	15,799	86,825

Operating expenses			107,131
Financial expense (income), net			(1,672)
Provision for income taxes			6,076

Net loss			$24,710
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
On October 20, 2025 ,after the balance sheet date, the Company entered into an amendment to the Credit Agreement, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments to facilitate the Company’s repurchases of securities.
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.60%, consisting of 4.00% (the 3-month SOFR rate as of September 30, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024) through September 30, 2024, (ii) $656 for installments payable on December 31, 2024 ($218 of the amount deferred to January 2025) through September 30, 2025, and (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain covenants as defined therein. As of September 30, 2025, the Company met these covenants.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2025 (Remainder)	$1,313
2026	29,313

$30,626
The carrying amounts of the loans approximate their fair value.
NOTE 15: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2025, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 7,602,857 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2025	16,321,014	$3.29	4.34	$5,212

Granted	—	—	—	—
Exercised	(1,382,875)	$1.98	—	$528
Forfeited	(866,080)	$4.62

Outstanding and exercisable as of September 30, 2025	14,072,059	$3.34	4.20	$1,351

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the nine months ended September 30, 2025:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	12,331,745	$1.56
RSUs granted	9,063,300	$2.54
RSUs vested	(6,667,661)	$1.79
RSUs forfeited(1)	(2,068,600)	$1.58
Unvested and Outstanding as of September 30, 2025	12,658,784	$2.14
(1) During the nine months ended September 30, 2025 the Company's Board of Directors approved the cash settlement of 1,661,000 RSUs for its officers based on the Company's closing stock price on March 19, 2025. These RSUs were vested upon achieving specific performance targets outlined in the 2024 Executive Compensation Plan. The total amount approved for cash settlement was $3,089.
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cost of revenue	$112	$259	$359	$807
Research and development	715	1,268	2,324	3,597
Sales and marketing	367	684	1,182	2,183
General and administrative	2,857	3,424	8,810	14,478

Total expenses	$4,051	$5,635	$12,675	$21,065

As of September 30, 2025, there were $23,834 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

September 30, 2025
Outstanding options	14,072,059
Outstanding RSUs	12,658,784
Shares reserved under 2021 Plan	5,897,584

Total	32,628,427

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
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
During the three months ended September 30, 2025, the Company did not repurchase any shares of common stock.
NOTE 16: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Financial income:

Interest income	$751	$845	$2,383	$2,453
Foreign currency translation adjustments, net	—	2,144	—	1,647

	751	2,989	2,383	4,100
Financial expenses:

Foreign currency translation adjustments, net	21	—	2,913	—
Bank fees	31	35	114	103
Interest expense	527	725	1,737	2,131
Other	87	69	301	194

	666	829	5,065	2,428

Financial expense (income), net	$(85)	$(2,160)	$2,682	$(1,672)

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax (AOCI), during the nine months ended September 30, 2025 and 2024:

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2024	$23	$936	$959
Other comprehensive income before reclassifications	29	4,664	4,693
Net realized losses reclassified from accumulated other comprehensive income	—	(2,355)	(2,355)
Other comprehensive income	29	2,309	2,338
Balance as of September 30, 2025	$52	$3,245	$3,297

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023	$49	$998	$1,047
Other comprehensive income (loss) before reclassifications	18	(66)	(48)
Net realized losses reclassified from accumulated other comprehensive income	—	(702)	(702)
Other comprehensive income (loss)	18	(768)	(750)
Balance as of September 30, 2024	$67	$230	$297
NOTE 18: RESTRUCTURING ACTIVITIES
Restructuring Plan
On August 4, 2025, the Board of Directors of the Company approved a cost-reduction and re-organization plan that includes, among other things, downsizing approximately 10% of the Company's workforce (the "Plan"). The Plan is focused on realigning the Company's operations to further increase efficiency and productivity
During the three and nine months ended September 30, 2025, in connection with the Plan, the Company recorded expenses of $804, all for one-time employee termination benefits.
Restructuring Accruals
The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2025 , related to the Plan:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Enterprise, Education and Technology	Media and Telecom	Total
Balance as of December 31, 2024	$—	$—	$—
Accrual and accrual adjustments	447	357	804
Cash payments	(260)	(213)	(473)
Balance as of September 30, 2025	$187	$144	$331
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the condensed consolidated balance sheet as of September 30, 2025.
NOTE 19: SUBSEQUENT EVENTS
E-Self Acquisition
On November 5, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”), by and among the Company, Kaltura Ltd, a company organized under the laws of the State of Israel and a wholly owned subsidiary of the Company (“Acquirer”), E-Self.AI Ltd., a company organized under the laws of the State of Israel (“E-Self” or “Target”), certain E-Self shareholders (the “Company Shareholders”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Securityholders’ Agent”). Pursuant to the Stock Purchase Agreement, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, Acquirer will purchase from the Company Shareholders all of the issued and outstanding share capital of E‑Self for a purchase price consisting of (i) total cash consideration of up to $20,000, consists of $7,500 payable upon closing and $12,500 payable in three installments of $4,167 each, contingent upon the achievement of certain performance milestones (the “Cash Consideration”), and (ii) total equity consideration of up to 4,690,025 newly issued shares of the Company’s common stock, representing approximately 3% of the Company’s outstanding shares of common stock as of November 5, 2025, payable in three equal consecutive installments at the first, second and third Closing Date anniversary subject to certain retention provisions with respect to the founders and key employees (the “Transaction”).
The Transaction is expected to close in the fourth quarter of 2025, subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of regulatory approvals.
Stock Repurchase Agreement
On November 7, 2025, the Company entered into a stock purchase agreement with Special Situations Investing Group II, LLC (the “Sellers”), pursuant to which the Company has repurchased 14,443,739 shares of Common Stock from the Sellers at a purchase price of $16,610, representing a price per share of $1.15 for each of the Company’s share of common stock, calculated on the basis of 25% discount over the average daily VWAP over the 30-day period ending on November 5, 2025.

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
In August 2025, our Board of Directors approved a reorganization plan (the “2025 Reorganization Plan) that included, among other things, downsizing approximately 10% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2025 Reorganization Plan on an annualized basis is expected to be approximately $8.5 million. The 2025 Reorganization Plan is focused on realigning the Company’s operations to further increase efficiency and productivity, following the adoption of enhanced AI-based technologies aimed to increase efficiency and productivity throughout the Company’s operations, align the Company’s business strategy in light of uncertainties in the current macro-economic climate, and support the Company’s growth and profitability initiatives. In connection with the 2025 Reorganization Plan, we incurred pre-tax charges of $0.8 million, during the three months ended 30 September, 2025, primarily for severance and related costs.
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
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Enterprise, Education & Technology	$32,365	$32,341	$100,023	$95,746
Media & Telecom	11,501	11,954	35,289	37,362
Total Revenue	$43,866	$44,295	$135,312	$133,108
Gross Profit
Enterprise, Education & Technology	$24,542	$24,539	$76,977	$71,026
Media & Telecom	6,185	5,002	17,706	15,799
Total Gross Profit	$30,727	$29,541	$94,683	$86,825
We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended September 30, 2025 and 2024, our Net Dollar Retention Rate was 97% and 101%, respectively. Our Annualized Recurring Revenue (as defined below) grew slightly in three months ended September 30, 2025, compared to three months ended September 30, 2024, demonstrating our ability to land new customers with higher spending levels and increase revenue from our existing customers.
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
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions — such as our newly introduced Gen AI-powered capabilities and expanded application suites — we aim to drive higher usage and expand overall revenue. Our strong integration, ongoing support, and a commitment to evolving security and compliance requirements also helps us support sustained customer adoption and usage growth. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended September 30, 2025, our Net Dollar Retention Rate was 97%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended September 30,
	2025	2024
	(in thousands, except percentages)
Annualized Recurring Revenue	$169,094	$168,879
Net Dollar Retention Rate	97%	101%

	As of September
	2025	2024
	(in thousands)
Remaining Performance Obligations(1)	$159,330	$166,194
(1) Remaining Performance Obligations as of September 30, 2024 reflect a reassessment of the historical treatment of certain customer contracts that contain “termination for convenience” clauses, which has resulted in a negative adjustment of $21,652.

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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2025, our Remaining Performance Obligations was $159.3 million, which consists of both billed consideration in the amount of $61.1 million and unbilled consideration in the amount of $98.2 million that we expect to invoice and recognize in future periods.
We expect to recognize 60% of our Remaining Performance Obligations as revenue over the next 12 months and the over the next four years, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before financial expenses (income), net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, war-related expenses, restructuring charges and certain professional consulting and other expenses associated with strategic initiatives.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(2,628)	$(3,610)	$(11,497)	$(24,710)
Financial expense (income), net (a)	(85)	(2,160)	2,682	(1,672)
Provision for income taxes	1,209	1,304	2,978	6,076
Depreciation and amortization	1,104	1,254	3,383	3,834
EBITDA	(400)	(3,212)	(2,454)	(16,472)
Non-cash stock-based compensation expense	4,051	5,635	12,675	21,065
Strategic initiatives (b)	(301)	—	1,331	—
War related costs (d)	—	—	—	22
Restructuring (c)	804	—	804	—
Adjusted EBITDA	$4,154	$2,423	$12,356	$4,615

(a)The three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024, include $527, $725, $1,737 and $2,131 respectively, of interest expenses and $751, $845, $2,383 and $2,453, respectively of interest income.

(b)Strategic initiatives for the three and nine months ended September 30, 2025 relate to professional, consulting and other costs associated with strategic initiatives. The three and nine months ended September 30, 2025 include vendor credit and discounted pricing for expenses recognized during the three months ended June 30, 2025.
(c)The three and nine months ended September 30, 2025 include one-time employee termination benefits incurred in connection with the Reorganization Plan.
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
The costs associated with providing professional services are significantly higher as a percentage of related revenue than the costs associated with delivering our subscriptions due to the labor costs of providing professional services. As such, the implementation and professional services costs relating to an arrangement with a new customer are more significant than the costs to renew an existing customer’s license and support arrangement
For the three months ended September 30, 2025 and 2024, and for the nine months ended September 30, 2025 and 2024, our cost of revenue was $13,139, $14,754, $40,629 and $46,283, respectively.

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
For the three months ended September 30, 2025 and 2024, our gross margins were 70% (77% for subscriptions and (74)% for professional services) and 67% (75% for subscriptions and (95)% for professional services), respectively. For the nine months ended September 30, 2025 and 2024, our gross margins were 70% (77% for subscriptions and (77)% for professional services) and 65% (74% for subscriptions and (54)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended September 30, 2025 and 2024, were 76% (82% for subscription and (317)% for professional services), and 76% (82% for subscription and (154)% for professional services), respectively. For the nine months ended September 30, 2025 and 2024, our gross margins were 77% (83% for subscriptions and (225)% for professional services) and 74% (81% for subscriptions and (78)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended September 30, 2025 and 2024 were 54% (58% for subscriptions and 20% for professional services) and 42% (55% for subscriptions and (59)% for professional services), respectively. For the nine months ended September 30, 2025 and 2024, our gross margins were 50% (57% for subscription and (2)% for professional services) and 42% (54% for subscription and (35)% for professional services), respectively.
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
Financial expense (income), net

Financial expense (income), net consists of interest expense accrued or paid on our indebtedness, net of interest income earned on our cash balances and marketable securities. Financial expense (income), net also includes foreign exchange gains and losses and bank fees.
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

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage	2025	2024	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$32,365	$32,341	$24	0%	$100,023	$95,746	$4,277	4%
Media & Telecom	11,501	11,954	(453)	(4)%	35,289	37,362	(2,073)	(6)%
Total revenue	43,866	44,295	(429)	(1)%	135,312	133,108	2,204	2%
Cost of revenue	13,139	14,754	(1,615)	(11)%	40,629	46,283	(5,654)	(12)%
Total gross profit	30,727	29,541	1,186	4%	94,683	86,825	7,858	9%
Operating expenses:
Research and development expenses	11,481	12,427	(946)	(8)%	35,137	36,460	(1,323)	(4)%
Sales and marketing expenses	11,047	11,830	(783)	(7)%	34,489	35,421	(932)	(3)%
General and administrative expenses	8,899	9,750	(851)	(9)%	30,090	35,250	(5,160)	(15)%
Restructuring	804	—	804	NM	804	—	804	NM
Total operating expenses	32,231	34,007	(1,776)	(5)%	100,520	107,131	(6,611)	(6)%
Loss from operations	1,504	4,466	(2,962)	(66)%	5,837	20,306	(14,469)	(71)%
Financial expense (income), net	(85)	(2,160)	2,075	(96)%	2,682	(1,672)	4,354	(260)%
Loss before provision for income taxes	1,419	2,306	(887)	(38)%	8,519	18,634	(10,115)	(54)%
Provision for income taxes	1,209	1,304	(95)	(7)%	2,978	6,076	(3,098)	(51)%
Net loss	$2,628	$3,610	$(982)	(27)%	$11,497	$24,710	$(13,213)	(53)%
Segments
We manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (74% and 73% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 74% and 72% for the nine months ended September 30, 2025 and 2024): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (26% and 27% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 26% and 28% for the nine months ended September 30, 2025 and 2024): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended September 30, 2025 and 2024
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$31,835	$31,495	$340	1%
Professional services revenue	530	846	(316)	(37)%
Total Enterprise, Education & Technology revenue	$32,365	$32,341	$24	0%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$26,222	$25,841	$381	1%
Professional services gross loss	(1,680)	(1,302)	(378)	29%
Total Enterprise, Education & Technology gross profit	$24,542	$24,539	$3	0%
Enterprise, Education & Technology Revenue
Total EE&T revenue grew slightly to $32.4 million for the three months ended September 30, 2025, from $32.3 million for the three months ended September 30, 2024. The slight increase is mainly attributable to a $1.0 million increase in revenue generated from new customers, offset by $1.0 million decrease in revenue from existing customers.
EE&T subscription revenue increased by $0.3 million, or 1%, to $31.8 million for the three months ended September 30, 2025, from $31.5 million for the three months ended September 30, 2024.
EE&T professional services revenue decreased by $0.3 million, or 37%, to $0.5 million for the three months ended September 30, 2025, from $0.8 million for the three months ended September 30, 2024.
Enterprise, Education & Technology Gross Profit
EE&T gross profit grew slightly, to $24.5 million for the three months ended September 30, 2025, from $24.5 million for the three months ended September 30, 2024.
EE&T subscription gross profit increased by $0.4 million, or 1%, to $26.2 million for the three months ended September 30, 2025, from $25.8 million for the three months ended September 30, 2024. This Increase was mainly due to the increase in revenue.
EE&T professional services gross loss increased by $0.4 million, or 29%, to a gross loss of $1.7 million for the three months ended September 30, 2025, from a gross loss of $1.3 million for the three months ended September 30, 2024. The Increase was primarily due to a reduction in professional services revenue.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$10,141	$10,590	$(449)	(4)%
Professional services revenue	1,360	1,364	(4)	0%
Total Media & Telecom revenue	$11,501	$11,954	$(453)	(4)%

Media & Telecom gross profit:
Subscription gross profit	$5,910	$5,807	$103	2%
Professional services gross profit (loss)	275	(805)	1,080	134%
Total Media & Telecom gross profit	$6,185	$5,002	$1,183	24%
Media & Telecom Revenue
M&T revenue decreased by $0.5 million, or 4%, to $11.5 million for the three months ended September 30, 2025, from $12.0 million for the three months ended September 30, 2024. The decrease is mainly attributable to a $0.5 million decrease in revenue from existing customers.
M&T subscription revenue decreased by $0.4 million, or 4%, to $10.1 million for the three months ended September 30, 2025, from $10.6 million for the three months ended September 30, 2024.
M&T professional services revenue decreased slightly, to $1.4 million for the three months ended September 30, 2025, from $1.4 million for the three months ended September 30, 2024.
Media & Telecom Gross Profit
M&T gross profit increased by $1.2 million, or 24%, to $6.2 million for the three months ended September 30, 2025, from $5.0 million for the three months ended September 30, 2024.
M&T subscription gross profit increased by $0.1 million, or 2%, to $5.9 million for the three months ended September 30, 2025, from $5.8 million for the three months ended September 30, 2024.
M&T professional services gross profit increased by $1.1 million, or 134%, to a gross profit of $0.3 million for the three months ended September 30, 2025, from a gross loss of $0.8 million for the three months ended September 30, 2024. The increase in professional services gross profit was primarily driven by reductions in headcount and subcontractor costs following organizational changes implemented at the end of 2024 and in August 2025.

Operating Expenses
Research and Development expenses

	Three Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$7,922	$8,650	$(728)	-8%
Subcontractors and consultants	1,516	1,753	(237)	-14%
IT related	1,107	1,194	(87)	-7%
Other	936	830	106	13%
Total research and development expenses	$11,481	$12,427	$(946)	-8%
Research and development expenses decreased by $0.9 million, or 8%, to $11.5 million for the three months ended September 30, 2025, from $12.4 million for the three months ended September 30, 2024. The decrease was primarily due to a $0.7 million decrease in compensation expenses, mainly due to stock-based compensation, largely driven by the full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025. An additional $0.2 million decrease in subcontractor and consultant costs was primarily attributable to reduced use of outsourced resources.
Sales and Marketing expenses

	Three Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,061	$9,729	$(668)	(7)%
Marketing expenses	746	832	(86)	(10)%
Travel and entertainment	173	246	(73)	(30)%
Other	1,067	1,023	44	4%
Total sales and marketing expenses	$11,047	$11,830	$(783)	(7)%
Sales and marketing expenses decreased by $0.8 million, or 7%, to $11.0 million for the three months ended September 30, 2025, from $11.8 million for the three months ended September 30, 2024. The decrease was primarily due to a $0.7 million decrease in compensation expenses, mainly due to lower headcount and full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025 and by a $0.1 million decrease in marketing expenses mainly due to more efficient advertising expense management.

General and Administrative expenses

	Three Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$6,816	$6,876	$(60)	(1)%
Professional fees and insurance	596	1,115	(519)	-47%
Subcontractors and consultants	169	337	(168)	-50%
Travel and entertainment	169	195	(26)	(13)%
Strategic initiatives	(301)	—	(301)	NM
Other	1,450	1,227	223	18%
Total general and administrative expenses	$8,899	$9,750	$(851)	(9)%
General and administrative expenses decreased by $0.9 million, or 9%, to $8.9 million for the three months ended September 30, 2025, from $9.8 million for the three months ended September 30, 2024. The decrease was primarily driven by a $0.5 million reduction in professional fees and insurance costs and a $0.3 million decrease strategic initiatives cost. The decrease mainly reflects supplier credits recognized in the third quarter of 2025, as well as one-time charges that were recorded in the comparable period of 2024.
Financial Income, net
Financial Income, net decreased by $2.1 million, to $0.1 million for the three months ended September 30, 2025, from $2.2 million for the three months ended September 30, 2024. The decrease was primarily due to $2.2 million related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes decreased by $0.1 million, or 7%, to $1.2 million for the three months ended September 30, 2025, from $1.3 million for the three months ended September 30, 2024, primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom
Comparison of the nine months ended September 30, 2025 and 2024
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$98,016	$91,920	$6,096	7%
Professional services revenue	2,007	3,826	(1,819)	(48)%
Total Enterprise, Education & Technology revenue	$100,023	$95,746	$4,277	4%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$81,488	$74,001	$7,487	10%
Professional services gross loss	(4,511)	(2,975)	(1,536)	52%
Total Enterprise, Education & Technology gross profit	$76,977	$71,026	$5,951	8%

Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $4.3 million, or 4%, to $100.0 million for the nine months ended September 30, 2025, from $95.7 million for the nine months ended September 30, 2024. The increase is mainly attributable to a $2.0 million increase in revenue from new customers and $2.2 million increase in revenue from existing customers.
EE&T subscription revenue increased by $6.1 million, or 7%, to $98.0 million for the nine months ended September 30, 2025, from $91.9 million for the nine months ended September 30, 2024.
EE&T professional services revenue decreased by $1.8 million, or 48%, to $2.0 million for the nine months ended September 30, 2025 from $3.8 million for the nine months ended September 30, 2024. The decrease in professional services revenue mainly reflects the transition of certain development projects to ongoing support and maintenance, now recognized as subscription revenue.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $6.0 million, or 8%, to $77.0 million for the nine months ended September 30, 2025, from $71.0 million for the nine months ended September 30, 2024. This increase was mainly due to a $4.3 million increase in revenue and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $7.5 million, or 10%, to $81.5 million for the nine months ended September 30, 2025, from $74.0 million for the nine months ended September 30, 2024.
EE&T professional services gross loss increased by $1.5 million, or 52%, to a gross loss of $4.5 million for the nine months ended September 30, 2025, from a gross loss of $3.0 million for the nine months ended September 30, 2024.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$31,250	$32,347	$(1,097)	(3)%
Professional services revenue	4,039	5,015	(976)	(19)%
Total Media & Telecom revenue	$35,289	$37,362	$(2,073)	(6)%

Media & Telecom gross profit:
Subscription gross profit	$17,806	$17,567	$239	1%
Professional services gross loss	(100)	(1,768)	1,668	94%
Total Media & Telecom gross profit	$17,706	$15,799	$1,907	12%
Media & Telecom Revenue
M&T revenue decreased by $2.1 million, or 6%, to $35.3 million for the nine months ended September 30, 2025, from $37.4 million for the nine months ended September 30, 2024. The decrease is mainly attributable to revenue from existing customers.
M&T subscription revenue decreased by $1.1 million, or 3%, to $31.3 million for the nine months ended September 30, 2025, from $32.3 million for the nine months ended September 30, 2024.
M&T professional services revenue decreased by $1.0 million, or 19%, to $4.0 million for the nine months ended September 30, 2025, from $5.0 million for the nine months ended September 30, 2024.

Media & Telecom Gross Profit
M&T gross profit increased by $1.9 million, or 12%, to $17.7 million for the nine months ended September 30, 2025, from $15.8 million for the nine months ended September 30, 2024. This increase was mainly due to reduction in production and other costs, which is a result of improved efficiency.
M&T subscription gross profit increased by $0.2 million, or 1%, to $17.8 million for the nine months ended September 30, 2025, from $17.6 million for the nine months ended September 30, 2024.
M&T professional services gross loss decreased by $1.7 million, or 94%, to $0.1 million for the nine months ended September 30, 2025, from $1.8 million for the nine months ended September 30, 2024. The decrease in professional services gross loss was primarily driven by reductions in headcount and subcontractor costs following organizational changes implemented at the end of 2024 and in August 2025.
Operating Expenses
Research and Development expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$24,227	$25,205	$(978)	(4)%
Subcontractors and consultants	4,582	5,211	(629)	(12)%
IT related	3,527	3,703	(176)	(5)%
Other	2,801	2,341	460	20%
Total research and development expenses	$35,137	$36,460	$(1,323)	(4)%
Research and development expenses decreased by $1.3 million, or 4%, to $35.1 million for the nine months ended September 30, 2025, from $36.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a $1.0 million decrease in compensation expenses, mainly due to stock-based compensation, largely driven by the full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025, partially offset due to higher headcount and to a $0.6 million decrease in subcontractor and consultant costs, primarily attributable to reduced use of outsourced resources.
Sales and Marketing expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$27,460	$28,818	$(1,358)	(5)%
Marketing expenses	2,625	2,570	55	2%
Travel and entertainment	906	818	88	11%
Other	3,498	3,215	283	9%
Total sales and marketing expenses	$34,489	$35,421	$(932)	(3)%
Sales and marketing expenses decreased by $0.9 million, or 3%, to $34.5 million for the nine months ended September 30, 2025, from $35.4 million for the nine months ended September 30, 2024. The decrease was primarily due to a $1.4 million decrease in compensation expenses mainly due to lower headcount and full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025.

General and Administrative expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$20,772	$25,217	$(4,445)	(18)%
Professional fees and insurance	2,758	3,249	(491)	(15)%
Subcontractors and consultants	772	918	(146)	(16)%
Travel and entertainment	652	590	62	11%
Unused cloud hosting commitment expense	—	1,312	(1,312)	NM
Strategic initiatives	1,331	—	1,331	NM
Other	3,805	3,964	(159)	(4)%
Total general and administrative expenses	$30,090	$35,250	$(5,160)	(15)%
General and administrative expenses decreased by $5.2 million, or 15%, to $30.1 million for the nine months ended September 30, 2025, from $35.3 million for the nine months ended September 30, 2024. The decrease was primarily due to a $4.4 million decrease in compensation costs mainly driven by expense acceleration recognized in the comparative period in connection with the cancellation of unvested market-based equity awards granted to the Chief Executive Officer, and by lower stock-based compensation costs, largely reflecting the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025. The decrease also reflects a $1.3 million one-time expense in 2024 associated with the termination of commitments with a cloud hosting service provider. These were partially offset by a $1.3 million increase in strategic initiatives costs, mainly due to professional, consulting, and other costs associated with strategic initiatives.
Financial expense (income), net
Financial expense (income), net changed by $4.4 million to $2.7 million expense for the nine months ended September 30, 2025, from $1.7 million income for the nine months ended September 30, 2024. The change was primarily due to an increased expense of $4.6 million related to exchange rate differences partially offset by $0.4 million lower interest expense resulting from principal repayments made during the period.
Provision for Income Taxes
Provision for income taxes decreased by $3.1 million, or 51%, to $3.0 million for the nine months ended September 30, 2025, from $6.1 million for the nine months ended September 30, 2024 primarily due to decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of September 30, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.

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
During the three months ended September 30, 2025, the Company did not repurchase any shares of common stock.
On November 7, 2025, the Company entered into a stock purchase agreement with Special Situations Investing Group II, LLC (the “Sellers”), pursuant to which the Company has repurchased 14,443,739 shares of Common Stock from the Sellers at a purchase price of $16,610,300, representing a price per share of $1.15 for each of the Company’s share of common stock, calculated on the basis of 25% discount over the average daily VWAP over the 30-day period ending on November 5, 2025.

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
In March 2025 and October 2025, the Company entered into additional amendments to the Credit Agreement, each of which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments to facilitate the Company’s repurchases of securities.
On October 20, 2025 ,after the balance sheet date, the Company entered into an amendment to the Credit Agreement, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments to facilitate the Company’s repurchases of securities.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) Alternative Base Rate ("ABR") loans (as defined in the Credit Agreement) accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.60%, consisting of 4.00% (the 3-month SOFR rate as of September 30, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
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

The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $0.4 million for installments payable on December 31, 2023 (deferred to January 9, 2024) through September 30, 2024, (ii) $0.7 million for installments payable on December 31, 2024 ($0.2 million of the amount deferred to January 2025) through September 30, 2025, and (iii) $1.3 million for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of September 30, 2025.
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
As of September 30, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of September 30, 2025, we had approximately $30.6 million of borrowing under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)

Net cash provided by operating activities	$10,893	$7,920
Net cash provided by (used in) investing activities	8,872	(4,184)
Net cash used in financing activities	(11,855)	(3,865)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	544	285
Net increase in cash, cash equivalents, and restricted cash	8,454	156
Cash, cash equivalents, and restricted cash at beginning of period	33,159	36,784
Cash, cash equivalents and restricted cash at end of period	$41,613	$36,940

Operating Activities
Net cash flows provided by operating activities increased by $3.0 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Net cash provided by operating activities of $10.9 million for nine months ended September 30, 2025, was primarily due to a $11.5 million net loss, adjusted for non-cash charges of $23.8 million, and net cash outflows of $1.4 million due to changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $3.4 million, stock-based compensation expenses of $12.7 million and amortization of deferred contract acquisitions and fulfillment costs of $8.5 million partially offset by non-cash interest income, net of $0.2 million and gain on foreign exchange of $0.5 million. The changes in operating assets and liabilities were related to an increase in deferred contract acquisition and fulfillment costs of $2.8 million, a decrease in deferred revenue of $2.1 million and an increase in trade receivables of $0.3 million, partially offset by an increase in trade payables of $1.8 million, a net change in operating right-of-use asset and lease liability of $1.2 million, a total increase in employee accruals, accrued expenses, and other liabilities of $0.4 million and a decrease of $0.4 million in prepaid expenses and other current assets and other assets.
Net cash provided by operating activities of $7.9 million for nine months ended September 30, 2024, was primarily due to a $24.7 million net loss, offset for non-cash adjustments totaling $32.5 million, and net cash inflows of $0.2 million due to changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $3.8 million, stock-based compensation expenses of $21.1 million and amortization of deferred contract acquisitions and fulfillment costs of $8.6 million. Changes in operating assets and liabilities primarily consisted of an increase in trade payables of $2.2 million, a total increase in employee accruals, accrued expenses, and other liabilities of $2.1 million, a decrease in trade receivables of $0.7 million and an increase in deferred revenue of $0.6 million. These trends were partially offset by an increase in deferred contract acquisition and fulfillment costs of $4.4 million and a net change in operating right-of-use assets and lease liabilities of $0.9 million.

Investing Activities
Net cash provided by investing activities increased by $13.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Net cash provided by investing activities amounted to $8.9 million for the nine months ended September 30, 2025. This was primarily due to proceeds from maturities of available-for-sale marketable securities of $59.6 million, partially offset by purchases of marketable securities of $50.2 million and $0.5 million of capital expenditures.
Net cash used in investing activities amounted to $4.2 million for the nine months ended September 30, 2024. This was primarily due to proceeds from maturities of available-for-sale marketable securities of $34.0 million.
Financing Activities
Net cash flows used in financing activities increased by $8.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Net cash used in financing activities of $11.9 million for the nine months ended September 30, 2025 was primarily due to repurchase of common stock of $9.6 million, cash settlement of equity classified share-based payment awards of $3.1 million and repayment of long-term loans of $2.2 million, partially offset by $3.0 million of proceeds from the exercise of stock options.
Net cash used in financing activities of $3.9 million for the nine months ended September 30, 2024 was primarily due to repayment of long-term loans of $1.8 million, $2.3 million repurchase of common stock, offset by $0.2 million due to proceeds from the exercise of stock options
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2025 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2024 10-K. For further information on our commitments and contractual obligations, refer also to Note 7, Note 8 and Note 14 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2024 10-K. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2025.

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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three and nine months ended September 30, 2025, of $0.2 million and $1.0 million, respectively due to NIS (after considering cash-flow hedges) and $1.1 million and $3.7 million, respectively due to Euros.
Interest Rate Risk
As of September 30, 2025, we had outstanding floating rate debt obligations of $30.4 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
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

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy and data (including data protection and data security). Our actual or perceived failure to comply with such obligations could adversely affect our business.

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
EU data-related laws apply to some of our offerings, including the EU Data Act, with the majority of its provisions came into effect on September 12, 2025 and established new requirements for providers of data processing services (including cloud and SaaS, among other service models) into the EU. The EU Data Act requires providers to facilitate customers switching to other providers or solutions and porting their data within certain timeframes; remove technical, contractual, and commercial obstacles to service switching; and include certain mandatory terms in customer contracts, amongst other requirements. Failure to comply with the EU Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. The EU Data Act, together with developing guidance in this area, may require changes to our customer contracts, operations, and business practices, increase our compliance costs, require adjustments to our financial measurements and reporting practices, and adversely affect our financial condition, business, and operations. We are continuing to monitor the application and impact of the EU Data Act as further guidance, practice and enforcement trends emerge.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended September 30, 2025, the Company did not repurchase any shares of common stock.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date Adopted	Total Shares to be Sold		Termination Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eyal Manor	Adopt	12-Aug-25	325,564	—	08-Nov-26
Eynav Azaria	Adopt	15-Sep-25	1,286,029	—	29-May-26
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
10.1
Amendment to Credit Agreement, dated as of October 20, 2025, by and among the Company, the subsidiaries of the Company party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.
						*
10.2	Separation Agreement with Mr. John Doherty, dated October 6, 2025.	8-K	001-40644	10.1	10/6/2025
10.3	Consultancy Agreement with Mr. John Doherty, dated October 6, 2025.	8-K	001-40644	10.2	10/6/2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: November 10, 2025	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ John Doherty
John Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)