Form 10-K
period 2025-12-31
KALTURA INC
filed 2026-03-16
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40644
Kaltura, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8128326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
860 Broadway 3rd Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 290-5445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	KLTR	The Nasdaq Stock Market LLC

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $262.9 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of March 1, 2026 was 148,735,559.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or terminology. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, strategic transactions technological development, projections of demand, growth prospects, product development, competitive pressure, cost savings, stock-based compensation, revenue recognition, expected impact of reorganization plans, business strategy, plans and market growth, the economic climate and its impact on us, and other financial and market matters.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

INDUSTRY AND MARKET DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources, and management estimates. Certain of these publications, studies and reports were published before the COVID-19 pandemic and before the resulting effects on the global economy in general and video solutions market in particular, and the current worsening economic climate, and therefore do not reflect any impact of the COVID-19 pandemic or the effects of the worsening economic climate on any specific market or globally. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our familiarity or knowledge of such industry and markets, which we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information and such data may include forward looking statements, projections, predictions, estimations and assessments within the meaning referenced above by these third-party sources. In addition, projections, assumptions, and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A. “Risk Factors” and the section titled “Forward-Looking Statements”. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.
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
•Gartner, Market Guide for Meeting Solutions, October 2022.
•Gartner, Market Guide for Event Technology Platforms, June 2023.
•Gartner, Market Finder and Use Case Guide for Meetings and Virtual Events, August 2023.
•Gartner, Market Guide for Meeting Solutions, November 2023.
•Gartner Peer Insights: Enterprise Video Content Management(2); Meeting Solutions(3); Event Management Technology.(4)
•Gartner, Magic Quadrant for Event Technology Platforms, March 2024.
•Gartner, Critical Capabilities for Event Technology Platforms, March 2024.
•Gartner, Competitive Landscape: Video Platform Services, December 2024.
•Gartner, Market Guide for Meeting Solutions, January, 2025.
•Forrester, The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
•Forrester, The B2B Event Management Technology Landscape, Q4 2022.
•The Forrester Wave™: B2B Event Management Technology, Q1 2023.
•Forrester, The Virtual Event Management Platforms Landscape, Q1 2026.

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
Additionally, the data presented in this Annual Report on Form 10-K regarding customers by industry is based on market capitalization as of November 5, 2025, as reported by companiesmarketcap.com and big4 accountingfirms.com.

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
•We may face risks associated with our use of certain artificial intelligence (“AI”) and machine learning models, including generative artificial intelligence (“generative AI” or “Gen AI” collectively with AI, the "AI Technologies"), as well as data-driven conversational AI-based avatars, and compliance with the evolving regulatory framework around AI development and use;
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
•The EU Data Act increases compliance and financial uncertainty, and may impact our contractual, operational and pricing models, and our future forecasts, any of which could lower our revenue and adversely affect our business, financial condition and results of operation;
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

PART I
Item 1. Business.
Overview
We, Kaltura, Inc. (“Kaltura,” “we,” “us,” or “our”), are a market-leading provider of video and rich media offerings for enterprises. Our mission is to power rich, agentic digital experiences across organizational journeys for customers, employees, learners, and audiences.
Kaltura's Digital Experience Platform enables organizations to create, manage, and deliver video and rich media experiences that increasingly incorporate agentic artificial intelligence (“AI”) capabilities, including conversational interfaces, workflow automation, and outcome-oriented engagement across digital touchpoints. We believe this combination of video, rich media and agentic capabilities enables organizations to move beyond static, one-size-fits-all digital experiences toward more personalized, contextual, and interactive agentic digital experiences at scale.
Video and other forms of rich media - including interactive, data-driven, and conversational media - are central to digital interaction and engagement, transforming how people communicate, work, learn, and consume content. For organizations, rich media increasingly sits at the core of digital transformation initiatives, with businesses adopting media-driven solutions to engage customers, employees, learners, and audiences across a growing range of use cases. At the same time, advances in generative artificial intelligence (“Gen AI”) are enabling the real-time and automated creation of highly personalized and contextually relevant content, including video and other forms of rich media. We believe the convergence of rich media and AI is increasing the scale, speed, and strategic importance of digital experiences and driving demand for platforms that support more interactive, contextual, and outcome-oriented engagement.
Founded in 2006, Kaltura was among the pioneers to recognize the potential of integrating video into enterprise workflows and to offer a system for enterprise video content management and online video publishing. Over time, we expanded our platform to support additional experiences, including virtual events and webinars and cloud-based television services. Today, Kaltura provides a cloud-based rich media platform designed to help organizations create, manage, and deliver rich media experiences at scale across customer-facing, employee-facing, learner-facing, and audience-facing use cases.
Our Digital Experience platform is designed around three core layers: rich media content creation, rich media content management, and rich media experiences. Together, these layers enable organizations to produce and generate live and on-demand video and other forms of rich media, securely manage content, users, permissions, and metadata across enterprise and media environments, and deliver media-rich experiences across a wide range of internal and external workflows. The platform increasingly incorporates agentic AI-driven capabilities designed to enable more interactive, contextual, and goal-oriented experiences, while maintaining enterprise-grade security, privacy, and governance.
In addition, through our recent acquisition of eSelf AI, we expanded our content creation and experience capabilities to include AI-generated video and avatar-based interactions. These capabilities enhance our rich media content creation layer through tools for generating video and avatar-based content and extend our experience layer with conversational, role-based interfaces designed to automate and augment interactions across select customer- and employee-facing use cases. Since the acquisition, we have focused on integrating these capabilities into our platform in a manner consistent with enterprise requirements for security, compliance, and responsible AI use.
Our platform and products engage millions of end users at home, at work, and at school, supporting rich media experiences across marketing, sales, and customer success; teaching, learning, training, and certification; communication and collaboration; and entertainment and monetization. We serve a large and loyal customer base of large enterprises as well as small and medium enterprises (“SMEs”) across diverse industries, including customers representing approximately 30% of Fortune 100 companies, more than 40% of US R1 universities (in 2025 the Carnegie classification methodology changed which resulted in 41 new institutions added to the list), and leading global telecommunications and media companies.
From the outset, our differentiated approach has been to treat video and rich media as data types rather than standalone applications. Accordingly, we provide a unified, enterprise-grade, API-first platform that enables tightly integrated live, real-time, and on-demand video and rich media experiences across business workflows. We believe this approach has become increasingly important in the age of artificial intelligence, as it positions customers to be “AI-ready” by making their rich media libraries, metadata, and engagement data accessible for analysis, automation, and value extraction across AI-assisted and agentic use cases.

We believe platform-based approaches such as ours are superior to siloed point solutions that lack deep integration and interoperability and are often less effective, less efficient, and more costly. Our platform is designed to foster deeper engagement and deliver measurable business outcomes across organizational journeys, including improving employee productivity and learning outcomes, increasing marketing effectiveness and customer engagement, enhancing customer care, and enabling engaging entertainment experiences that support monetization.
We believe the enterprise video and rich media market is entering a new phase of evolution driven by advances in Gen AI. These advances enable organizations to produce significantly more content, tailor experiences to individual users and contexts, and increasingly automate interactions at scale. As a result, we believe organizations are seeking platforms that can unify content creation, management, and delivery with guided, conversational, and outcome-oriented engagement, supported by deeper insights into user behavior, context, and intent.
As we look ahead, we see opportunities to deepen relationships with existing customers through additional upsell and cross-sell initiatives, attract new customers within our existing markets, expand our product and services portfolio, and selectively pursue adjacent market opportunities. We believe this combination of continued innovation, platform extensibility, and strong customer relationships positions us to maintain leadership in the evolving video and rich media market and deliver long-term value for our shareholders.
Market Segments
We operate in four enterprise software market segments that address the creation, management, and delivery of video and rich media experiences across customer-facing, employee-facing, learner-facing, and audience-facing use cases. Over time, our offerings have expanded beyond core enterprise video use cases to support a broader range of rich media, AI-assisted, and conversational engagement needs. We currently operate in the following commercial market segments:
Enterprise Video and Rich Media Content Creation and Management Systems
This market segment includes systems designed to enable organizations to create, generate, manage, analyze, distribute, publish, and engage with live, real-time, and on-demand video and other forms of rich media at scale. These systems are built to support enterprise-grade requirements for security, compliance, governance, scalability, and deep integration with business workflows and systems.
Offerings in this segment typically include rich media content creation tools, AI-assisted and AI-generated content capabilities, content enrichment and repurposing, centralized content management, publishing, analytics, and content lifecycle management. These systems increasingly incorporate AI-driven capabilities to automate and enhance content creation, localization, accessibility, personalization, and engagement, while supporting secure operations across distributed teams and environments.
•Key projected growth drivers include:
▪continued growth in video and rich media content creation and consumption across enterprises and institutions;
▪increasing demand for cost-effective, AI-assisted and AI-generated content creation, repurposing, localization, and personalization at scale;
▪the need for centralized management, governance, and analytics as content volumes, formats, and distribution channels expand;
▪demand for deeper integration of rich media content into enterprise workflows, applications, and data systems;
▪hybrid and distributed work models driving sustained demand for video-first internal communications, training, onboarding, and executive messaging across global teams;
▪expansion of regulated and compliance-sensitive use cases (e.g., financial services, healthcare, government, education) requiring secure, auditable, and policy-driven rich media workflows; and
▪rising importance of employee experience, learning, and knowledge retention, increasing adoption of video-based learning management, skills enablement, and institutional knowledge capture.

We believe this market segment serves both large enterprise deployments and more targeted departmental and self-service adoption models, particularly for content creation, publishing, and engagement use cases.

Conversation Automation and Agentic Engagement Solutions
This market segment includes solutions designed to automate, augment, and personalize digital interactions through conversational experiences - including text-based, voice-based, and video-based - across customer-facing, employee-facing, learner-facing, and audience-facing use cases. Video-based conversation automation is based on agentic avatars that possess users’ screen and camera comprehension and that generate multimodal interactive rich-media content (video, images, audio, and text) throughout the conversation to guide users through information discovery, learning, support, and decision-making processes.
Solutions in this segment leverage AI-driven and agentic capabilities to support role-based, goal-oriented interactions and are increasingly integrated with content creation and management platforms, enterprise data systems, and engagement analytics. These offerings may operate with or without visual avatars and may support standalone conversational experiences or be embedded within broader digital journeys.
•Key projected growth drivers include:
▪increasing demand for personalized, conversational digital engagement across marketing, sales, service, learning, and internal operations;
▪advances in Gen AI and conversational technologies that enable richer interactions at lower marginal cost;
▪the need to improve efficiency and reduce operational costs by automating repetitive or high-volume interactions;
▪the emergence of conversational, generative user interfaces (“GenUI”) that combine rich media content, analytics, and journey-level insight to enable more adaptive and context-aware engagement;
▪rising expectations for always-on, real-time engagement, driving adoption of conversational agents that can operate continuously across languages, time zones, channels, and user contexts;
▪growing complexity of digital products, services, and policies, increasing demand for guided, conversational experiences that reduce cognitive load and shorten time-to-value for users;
▪proliferation of multimodal interaction interfaces (voice, video, screen sharing, co-browsing), expanding the applicability of conversation automation beyond text-centric chatbots; and proliferation of multimodal interaction interfaces (voice, video, screen sharing, co-browsing), expanding the applicability of conversation automation beyond text-centric chatbots; and
▪enterprise adoption of agentic systems capable of task execution not just response generation, enabling conversational agents to initiate actions, orchestrate workflows, and complete end-to-end processes
We believe this market segment spans both enterprise and mid-market customers and supports adoption models, ranging from enterprise-led deployments to product-led and developer-led implementations.
Virtual Events, Webinars, and Interactive Learning Experiences
This market segment includes solutions designed to support synchronous and asynchronous virtual and hybrid experiences, including virtual events, webinars, and interactive learning environments. These solutions are used for marketing, communications, enablement, training, education, certification, and community engagement across organizations of varying sizes.
Offerings in this segment typically include capabilities for registration, live and on-demand streaming, audience interaction, moderation, analytics, and post-event content reuse. These solutions increasingly incorporate AI-assisted features to enhance engagement, accessibility, personalization, and operational efficiency.
◦Key projected growth drivers include:
•continued adoption of virtual and hybrid engagement models across marketing, education, and corporate communications;
•growing demand for measurable engagement and return on investment from events and learning initiatives; and
•increased use of AI-assisted tools to reduce production costs and extend the value of event and learning content;

•increased focus on accessibility, inclusivity, and regulatory compliance, including requirements related to captioning, transcription, localization, and equal access to digital experiences;
•shift from one-time events to always-on engagement models, as organizations repurpose virtual events and learning sessions into ongoing content hubs, communities, and knowledge libraries;
•rising importance of continuous learning and reskilling, driving sustained demand for interactive, video-based training, certification, and enablement experiences;
•increased globalization of audiences, requiring scalable virtual formats that can reach geographically distributed participants without proportional cost increases; and
•convergence of events, learning, and content marketing, blurring traditional boundaries and expanding platform use cases across departments.

Cloud TV Software
This market segment includes cloud-based software systems designed to power large-scale over-the-top (“OTT”) and cloud television services across devices and monetization models. These systems support content ingestion, management, distribution, personalization, analytics, and monetization for media companies, telecommunications providers, and other content owners.
◦Key projected growth drivers include:

▪continued migration from legacy broadcast and IPTV systems to cloud-based OTT platforms;
▪demand for flexible monetization models and personalized viewing experiences;
▪increased use of AI-assisted metadata generation, content discovery, and personalization technologies;
▪fragmentation of consumer viewing behavior across devices and platforms, increasing demand for unified, cloud-based control planes that manage delivery, experience, and analytics consistently;
▪rising adoption of hybrid monetization strategies (AVOD, freemium, and bundled offerings), requiring agile software platforms that can support rapid experimentation and optimization;
▪pressure to reduce infrastructure costs and improve operational agility, accelerating shifts toward elastic, consumption-based cloud architectures;
▪growing importance of data-driven audience insights, as content owners seek granular analytics to inform programming, acquisition, and monetization decisions; and
▪globalization of streaming services, increasing the need for scalable localization, regional compliance, and multi-territory rights management.

Reportable Segments
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). Accordingly, our financial reporting distinguishes between revenue and gross profit from Subscription and Professional Services from customers who use our products and services to address Entertainment & Monetization use cases (for their audiences), reported in our M&T segment, and those that are attained from customers who are using us to address all other use cases (for their customers, employees, and learners), reported in our EE&T segment. These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.
For additional information on our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, Reportable Segments and Geographical Information, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Use Cases
Kaltura’s platform and products support a broad range of use cases across customer-facing, employee-facing, learner-facing, and audience-facing scenarios. Our offerings are designed to enable organizations to efficiently create rich media content, manage that content securely and at scale, and deliver engaging, personalized, and increasingly conversational experiences that support specific business outcomes.
Across these use cases, organizations leverage Kaltura to scale rich media content creation and personalization, reduce operational complexity and cost through automation, and improve engagement, effectiveness, and measurable outcomes through interactive and AI-driven experiences.
Customer-Facing Use Cases
Organizations can use Kaltura to engage prospects and customers across marketing, sales, commerce, enablement, training, and support journeys, combining rich media content with conversational and agentic experiences.
◦Key customer-facing use cases include:

▪Buyer enablement, using video, rich media content hubs, and conversational agents to deliver product information, demonstrations, and guided assistance throughout the buying process;
▪Account-based marketing (“ABM”), creating personalized, account-specific content hubs and experiences that dynamically assemble targeted video and rich media content and incorporate conversational agents to guide engagement and surface relevant information;
▪E-commerce and digital commerce, supporting product discovery, education, and conversion through video, interactive rich media, and conversational agents embedded alongside product content;
▪Customer and partner training and certification, delivering structured learning pathways, onboarding, and certification programs using video, assessments, and conversational guidance;
▪Customer care and support, augmenting service operations with rich media knowledge bases and conversational agents that provide guidance, troubleshooting, and contextual assistance; and
▪Field service and support, delivering contextual video and rich media guidance to support technicians and field teams in real time or on demand.

Employee-Facing Use Cases
Organizations can use Kaltura to support internal communications, workforce enablement, and operational efficiency across distributed and hybrid work environments.
◦Key employee-facing use cases include:

▪Recruiting, engaging candidates through video-based communications, employer branding content, and conversational agents that assist candidates and hiring teams throughout the hiring process;
▪Learning and development, delivering onboarding, training, compliance, upskilling, and certification programs using video, interactive content, and conversational agents that personalize learning paths;
▪Internal communications and employee service delivery, supporting executive communications, town halls, knowledge sharing, change management initiatives, and internal HR service center use cases through rich media content hubs and conversational interfaces that help employees discover information and receive guided assistance; and
▪Helpdesk and internal support, augmenting IT and operational support functions with rich media resources and conversational agents that assist employees with common requests, troubleshooting, and workflow-based tasks.

Learner-Facing Use Cases
Educational institutions and training organizations can use Kaltura to support teaching, learning, and certification across formal and informal learning environments.
◦Key learner-facing use cases include:

▪Teaching and instruction, delivering lectures, tutorials, and interactive learning experiences through video and rich media, supported by conversational agents that assist learners with explanations, practice, and assessment. These capabilities are designed to provide consistent, on-demand support, improve learner engagement, and enhance comprehension across diverse learning styles and contexts; and
▪Training and certification, supporting professional education, continuing education, and credentialing programs with structured content, assessments, and guided conversational support. AI-assisted and conversational capabilities are designed to help organizations scale learning programs more efficiently, support larger learner populations without proportional increases in instructional resources, and improve learner engagement, completion, and certification outcomes.
Audience-Facing Use Cases
Media companies, telecommunications providers, and content owners can use Kaltura to deliver large-scale entertainment and monetization experiences to consumer audiences.
◦Key audience-facing use cases include:

▪Entertainment and streaming, powering live and on-demand television and streaming services across devices using cloud TV platforms and streaming applications; and
▪Content monetization, supporting subscription, transactional, and advertising-based business models through scalable content management, personalization, analytics, and monetization capabilities.

Cross-Cutting Value Across Use Cases
Across all use cases, organizations leverage Kaltura’s platform to:
▪create and personalize video and rich media content efficiently using AI-assisted and AI-generated tools;
▪deliver engaging, interactive, and conversational experiences tailored to different users, roles, and contexts; and
▪improve measurable outcomes while reducing operational complexity and cost.
Key Market Trends
The nature of digital engagement and media-driven experiences continues to evolve. We believe several key trends are shaping how organizations create, manage, and deliver video and other forms of rich media across customer-facing, employee-facing, learner-facing, and audience-facing use cases.
•Continued Expansion of Video and Rich Media Across Mission-Critical Enterprise Workflows: Video and rich media have become foundational elements of digital engagement across enterprises, educational institutions, and media organizations. Organizations increasingly rely on video and other rich media to support mission-critical marketing, sales, communications, learning, training, and entertainment use cases. As these use cases expand, organizations are producing and consuming significantly greater volumes of content across more formats, channels, audiences, and devices.
We believe this continued expansion increases the importance of centralized, enterprise-grade platforms that can securely manage rich media assets, integrate deeply into business workflows and systems, and deliver consistent experiences across multiple touchpoints.

•Rising Demand for Cost-Effective Content Creation and Personalization at Scale: Organizations face increasing pressure to deliver more relevant, personalized, and timely digital experiences while controlling costs and operational complexity. Traditional content production methods are often labor-intensive, time-consuming, and expensive, making large-scale personalization difficult to sustain. Advances in AI-assisted and AI-generated content creation are enabling organizations to automate and enhance tasks such as video editing, repurposing, localization, accessibility, and personalization. These capabilities allow organizations to produce significantly more content variants and personalized experiences at lower marginal cost. We believe this trend is accelerating demand for platforms that can support hyper-personalized rich media creation at scale while reducing production time, labor, and cost.

•Shift from Static Digital Experiences to Conversational and Interactive Engagement: Traditional digital experiences, such as static websites and one-size-fits-all content, are increasingly insufficient to meet user expectations for relevance, responsiveness, and guidance. Users increasingly expect interactive and conversational experiences that adapt dynamically to their needs, context, and intent. We believe conversation automation solutions, including conversational agents and avatar-based interactions enhanced by rich media, represent a structural shift toward more adaptive, outcome-oriented digital experiences. These solutions are designed to guide users through discovery, learning, support, and decision-making processes while enabling organizations to scale personalized interactions efficiently and reduce reliance on manual human intervention.

•Growing Importance of First-Party Data, Journey Insight, and Intent Understanding: As privacy regulations evolve and the availability of third-party data declines, organizations are placing greater emphasis on first-party data generated through direct user interactions. Video, rich media, and conversational experiences generate rich engagement signals that can provide insight into user behavior, preferences, and intent. We believe platforms that can capture, analyze, and activate this data across the full user journey enable more effective personalization, content sequencing, orchestration, and decision-making. This trend increases the strategic value of integrated platforms that combine content management, engagement analytics, and journey-level insight across multiple experiences and touchpoints.

•Increased Focus on Automation, Efficiency, and Measurable Business Outcomes: Organizations across industries are under pressure to demonstrate clear return on investment from digital initiatives while operating under budget and resource constraints. There is growing demand for solutions that automate workflows, reduce manual effort, and improve operational efficiency across content creation, management, and engagement. AI-driven automation of tasks such as metadata enrichment, accessibility, moderation, localization, publishing, and engagement analysis is increasingly viewed as a way to lower operating costs while improving consistency, scalability, and speed to market. At the same time, organizations are seeking more measurable outcomes from digital experiences, including improved engagement, conversion, learning effectiveness, employee productivity, and monetization.

•Increased Focus on Platform Consolidation and Cost Efficiency: Organizations continue to face pressure to reduce operational complexity and manage technology costs while supporting an expanding set of digital engagement use cases. Many enterprises and institutions have accumulated fragmented portfolios of point solutions for content creation, management, delivery, analytics, and engagement, leading to duplicated functionality. We believe this environment is driving increased demand for consolidated, horizontal platforms that can support multiple use cases, audiences, and workflows within a single, integrated architecture. Platforms that unify content creation, management, delivery, automation, and engagement are increasingly viewed as a means to improve efficiency, simplify operations, and reduce costs.

•Heightened Emphasis on Security, Compliance, and Responsible AI: As video, rich media, and AI-driven engagement become increasingly embedded in mission-critical workflows, organizations are placing greater emphasis on security, privacy, compliance, and responsible AI practices. This is particularly pronounced in regulated industries and in environments involving sensitive personal, educational, or customer data.
The adoption of AI-assisted and conversational technologies has introduced additional considerations related to data governance, model usage, transparency, and control.
We believe organizations increasingly seek platforms that can support advanced AI-driven capabilities while operating within enterprise-grade security frameworks, complying with regional and industry-specific regulations, and enabling customer control over data usage and AI behavior.

•Continued Evolution of Cloud-Based Media and Streaming Technologies: In the media and telecommunications sector, content delivery continues to shift toward cloud-based, over-the-top (“OTT”) and streaming models. Content owners and service providers seek flexible, cloud-native platforms that support multi-device distribution, personalization, analytics, and diverse monetization models. Advances in AI-assisted metadata generation, content discovery, and personalization are increasingly used to improve viewer engagement and monetization, while cloud-native architectures enable scalability, resilience, and cost efficiency.

We believe these trends are collectively driving demand for platforms that unify rich media content creation, management, delivery, and conversational engagement within a single, integrated architecture, supported by automation, analytics, and enterprise-grade security, compliance, and governance. As organizations seek to deliver more personalized, interactive, and outcome-oriented digital experiences at scale, while reducing operational complexity and cost and managing the risks associated with AI adoption, we believe integrated, AI-enabled rich media platforms are becoming increasingly strategic to digital transformation initiatives.
Challenges That Organizations Face When Using Video and Rich Media
As video and rich media continue to expand as primary channels for communication, engagement, learning, and entertainment, organizations face a growing set of operational, technical, and strategic challenges. At the same time, organizations are under increasing pressure to demonstrate measurable outcomes, improve efficiency, and control costs while adapting to rapidly evolving AI-driven technologies and rising user expectations.
We have observed the following challenges frequently encountered by organizations seeking to deploy video, rich media, and conversational digital experiences at scale:
•Difficulty Creating and Personalizing Rich Media Content at Scale and at Reasonable Cost: Organizations are expected to produce increasing volumes of rich media content tailored to different users, roles, contexts, and stages of engagement. Traditional content production workflows are often labor-intensive, costly, and slow, making large-scale personalization difficult to achieve. Without AI-assisted and AI-generated capabilities for content creation, repurposing, localization, accessibility, and editing, organizations may struggle to keep pace with demand for personalized and context-aware experiences. As expectations shift toward hyper-personalized interactions across customer, employee, learner, and audience journeys, the cost and complexity of manual production methods become increasingly prohibitive.

•Fragmented Content Management and Operational Complexity: Many organizations rely on multiple, disconnected tools to create, store, distribute, and analyze video and rich media content. This fragmentation can result in content silos, inconsistent governance, redundant workflows, limited content reuse, and fragmented analytics. Managing permissions, compliance, accessibility, localization, and lifecycle processes across disparate systems increases operational burden and cost, while limiting the organization’s ability to gain a unified view of content performance and user engagement. As content volumes, formats, and distribution channels grow, these challenges become more acute.

•Limited Ability to Deliver Contextual, Conversational, and Outcome-Oriented Experiences: Many digital experiences remain static and one-size-fits-all, offering limited interactivity and personalization. As user expectations evolve, organizations increasingly seek experiences that adapt dynamically, respond to intent, and guide users toward specific outcomes. Without integrated conversation automation and agentic engagement capabilities, organizations may be unable to scale personalized interactions effectively. As a result, they often rely on manual human intervention or static content that does not adjust to individual needs, limiting engagement, efficiency, and effectiveness.

•Insufficient Insight into User Behavior, Intent, and Journey Progression: Organizations often lack the ability to understand how users engage with content across multiple touchpoints and over time. Fragmented systems and limited analytics can prevent organizations from capturing meaningful first-party data and translating engagement signals into actionable insight. Without a clear understanding of user behavior, context, and intent, organizations may struggle to optimize content sequencing, personalize experiences, measure performance, or guide users effectively through complex journeys.

•Operational and Compliance Risks in Mission-Critical Environments: Video and rich media are complex data types that introduce security, privacy, compliance, and availability challenges, particularly in regulated industries and large-scale deployments. Organizations must ensure secure access, data protection, regional compliance, accessibility, and high availability across all content and experiences. Failure to meet applicable regulatory, contractual, or accessibility requirements may expose organizations to enforcement actions, penalties, fines, or other sanctions. Solutions that are not designed for enterprise-grade governance and resilience can expose organizations to operational risk, increased cost, potential regulatory exposure, and limited adoption, especially as content volumes and engagement complexity grow.

•Pressure to Improve Efficiency and Demonstrate Measurable Return on Investment: In a constrained economic environment, organizations are increasingly focused on improving productivity and demonstrating clear return on investment from digital initiatives. Manual workflows, fragmented tools, and limited automation increase operational costs while slowing execution and reducing effectiveness. Organizations are seeking solutions that automate content creation, management, and engagement workflows; reduce reliance on manual processes; and deliver measurable improvements in engagement, conversion, learning outcomes, employee productivity, and monetization.

We believe these challenges underscore the need for integrated platforms that can reduce complexity, lower costs, and enable scalable personalization and engagement. Organizations are increasingly seeking solutions that unify rich media creation, management, conversational interaction, and analytics within enterprise-grade governance frameworks, while delivering measurable business outcomes across digital journeys.
How Kaltura Addresses Organizations’ Video and Rich Media Challenges
Organizations rely on Kaltura to address the operational, technical, and strategic challenges associated with creating, managing, and delivering video and rich media experiences at scale. Our platform is designed to help organizations reduce cost and complexity, increase efficiency, improve personalization and engagement, and achieve measurable business outcomes across customer-facing, employee-facing, learner-facing, and audience-facing use cases.
•Cost-Effective Creation and Personalization of Rich Media at Scale: Kaltura enables organizations to create, adapt, and personalize video and rich media content efficiently, including through a combination of AI-assisted and AI-generated capabilities. Our content creation tools automate and enhance workflows such as recording, editing, repurposing, localization, accessibility, and in-video interactivity, including AI-generated quizzes and assessments. These capabilities are designed to reduce reliance on manual production processes, enabling organizations to produce significantly more content variants and personalized experiences without a proportional increase in time, labor, or cost. By supporting scalable personalization across multiple audiences, roles, and contexts, Kaltura helps organizations deliver more relevant experiences while improving return on investment from their content initiatives.

•Unified, Enterprise-Grade Rich Media Content Management: Kaltura provides centralized, enterprise-grade management of video and rich media assets through platforms designed to support governance, security, scalability, and deep workflow integration. Our content management systems enable organizations to manage live and on-demand content, users, permissions, metadata, and lifecycle processes across enterprise and media environments. By consolidating content management within a single platform, organizations can reduce fragmentation, eliminate redundant tools, improve reuse of content assets, and gain a unified view of engagement and performance. This approach supports consistent governance and compliance while enabling organizations to operate more efficiently as content volumes and complexity increase.

•Automation Through AI-Driven Workflow Agents: Kaltura’s platform increasingly incorporates AI-driven workflow agents designed to automate operational processes across the content lifecycle. These workflow agents assist with tasks such as metadata enrichment, transcription, translation, captioning, dubbing, content moderation and compliance checks, localization, publishing, lifecycle management, and analytics-driven optimization. By automating these workflows within defined governance frameworks, Kaltura helps organizations reduce manual effort, accelerate time to market, improve consistency and accuracy, and lower operational costs. These capabilities are particularly important for organizations seeking to scale content operations while maintaining quality, compliance, and efficiency.

•Conversational and Agentic Rich Media Experiences: Kaltura enables organizations to move beyond static, one-size-fits-all digital experiences by delivering interactive, conversational, and increasingly agentic rich media experiences. Through Conversational Rich Media Agents, organizations can engage users through role-based, goal-oriented interactions that incorporate video, audio, text, images, infographics, and other interactive elements. These agents can be deployed with or without visual avatars, embedded alongside individual content assets, or integrated into broader experiences such as content hubs, virtual events, learning environments, and customer-facing applications. AI-driven and agentic capabilities enable these experiences to guide users dynamically, support specific outcomes, and scale personalized interactions more cost-effectively than manual approaches. By enabling hyper-personalized content creation and conversational engagement at scale, these capabilities are designed to help organizations reduce reliance on manual processes, lower operational costs, and improve engagement and conversion outcomes across a range of digital journeys.

•Deeper Insight into User Behavior, Context, and Journeys: Kaltura’s platform captures rich first-party data generated through user interactions with video, rich media, and conversational experiences. Our analytics capabilities provide insight into how users engage with content over time, enabling organizations to better understand behavior, preferences, and progression across journeys. By combining engagement data with content management and experience delivery, organizations can optimize content sequencing, personalize interactions, improve targeting, and measure the effectiveness of their digital initiatives. These insights support more informed decision-making across marketing, learning, communications, customer engagement, and media operations.

•Enterprise-Grade Security, Compliance, and Reliability: Kaltura’s platform is built to meet the requirements of mission-critical and regulated environments. Our cloud-native architecture supports large-scale deployments with high availability, performance, and resilience, while offering flexible deployment options to address data sovereignty and regulatory requirements. We incorporate robust security controls, privacy protections, accessibility features, and compliance certifications designed to help organizations manage risk while delivering rich media and AI-driven experiences at scale. This enterprise-grade foundation enables customers to adopt advanced AI-assisted and conversational capabilities without compromising security, privacy, or governance.

•Measurable Outcomes and Improved Return on Investment: By combining cost-effective content creation, automated workflows, centralized management, conversational engagement, and analytics, Kaltura enables organizations to improve engagement, productivity, and effectiveness across a wide range of use cases. Our platform is designed to help organizations reduce operational complexity and cost while achieving measurable improvements in conversion, learning outcomes, employee enablement, audience engagement, and monetization.

We believe Kaltura’s integrated platform addresses the core challenges organizations face as video, rich media, and conversational experiences become central to digital engagement. By unifying creation, management, automation, conversational interaction, and analytics within an enterprise-grade framework, Kaltura enables organizations to deliver more personalized, efficient, and outcome-oriented experiences at scale.

Market Recognition of Kaltura
Kaltura’s products received multiple awards and industry and customer recognition in recent years, reflecting its continued efforts to foster innovation and customer satisfaction.
Enterprise Video and Rich Media Content Creation and Management Systems
In 2025, Kaltura was recognized in the Gartner® Market Guide for Video Platform Services.(1) We believe Kaltura’s inclusion reflects its capabilities in scalable video infrastructure and delivery, integration with enterprise workflows, and implementation of artificial intelligence in content creation, management, and engagement.
Earlier recognition by Gartner® under this market segment include:
In 2024, Kaltura was recognized in Gartner® Competitive Landscape: Video Platform Services.(2).

Kaltura was also recognized as a Representative Vendor in the 2020 Gartner® Market Guide for Enterprise Video Content Management.(3) We have been included in Gartner® research reports for Enterprise Video Content Management since 2013, where we were listed as a Leader for 5 consecutive times in the Magic Quadrant for Enterprise Video Content Management report(4) and ranked highest score in all 4 Use Cases in the last-published Critical Capabilities for Enterprise Video Content Management report.(5) Gartner® discontinued publication of this Magic Quadrant for Enterprise Video Content Management report in 2018 and of the correlating Critical Capabilities report in 2019.
Also in 2025, Kaltura was named a Leader in the IDC MarketScape: Worldwide AI-Enabled Enterprise Video Platform Vendor Assessment. The IDC MarketScape report provides a quantitative and qualitative assessment of vendors within a specific market, analyzing strategies, capabilities, and success factors. The report evaluated vendors’ abilities to deliver AI-enabled video solutions that support content creation, management, analytics, and engagement across enterprise use cases.
In 2025 Kaltura has also been named the Leader in Frost & Sullivan’s Global Enterprise Video Platform Market report, which analyzed market trends, competitive dynamics, and growth opportunities across enterprise video and rich media solutions. The report highlighted the increasing convergence of video, data, and AI, and the growing importance of platforms that support scalable, secure, and integrated digital experiences.
Virtual Events, Webinars, and Interactive Learning Experiences
In 2025, Kaltura was recognized in the Gartner® Market Guide for Meeting Solutions.(6)
We believe Kaltura’s inclusion reflects its capabilities across live video and real time conferencing, virtual events, webinars, virtual classrooms, and meeting experiences designed to support employee communications, learning, and engagement. Earlier recognition by Gartner® under this market segment include:
In 2024, Kaltura was recognized in Gartner® 2024 Magic Quadrant for Event Technology Platforms(7) and Gartner® 2024 Critical Capabilities for Event Technology Platforms.(8)
In 2023, Kaltura was recognized in Gartner® 2023 Market Guide for Event Technology Platforms,(9) the 2023 Gartner® Market Guide for Meeting Solutions,(10) and the Gartner® Market Finder and Use Case Guide for Meetings and Virtual Events.(11)
In 2021, Kaltura was recognized as a Visionary in the 2021 Gartner® Magic Quadrant™ for Meeting Solutions,(12) and we ranked 4th in the ‘External Presentation’ (4.44/5) Use Case, and 5th in the ‘Learning and Training’ (4.32/5), and ‘Webinar’ (4.16/5) Use Cases in the Gartner® 2021 Critical Capabilities for Meeting Solutions Report.(13)
At the very beginning of 2026, Kaltura was identified as a Notable Vendor in Forrester’s The Virtual Event Management Platforms Landscape, Q1 2026, which Kaltura believes reflects its capabilities in supporting virtual and hybrid events, webinars, and interactive experiences for marketing, learning, and communications use cases.
Earlier recognition by Forrester under this market segment include:
• We were recognized as a Contender in The Forrester Wave™: B2B Event Management Technology, Q1 2023.
• We were recognized as a Notable Vendor in Forrester’s The B2B Event Management Technology Landscape, Q4 2022.
• We were also cited as a Strong Performer in The Forrester Wave™: B2B Marketing Events Management Solutions, Q1 2021.
IDC has also confirmed that, Kaltura will be included in the 2026 IDC MarketScape and IDC ProductScape reports on Worldwide Virtual Event Applications. In 2025, Kaltura swept the Eventex Awards with five Gold awards, recognizing its AI-powered event experiences and innovation across virtual and hybrid events.
In 2024, Kaltura was named Best Overall Event Management Solution Provider in the MarTech Breakthrough Awards program, recognizing excellence in marketing technology solutions supporting digital engagement and events.
In 2024, Kaltura was named Best Virtual / Hybrid Event Platform (Winner) in the Event Technology Awards (US & Canada, 2024), and Best Overall Event Solution Provider, Best Virtual Event Platform (North America) in MarTech Awards.

Conversation Automation and Agentic Engagement Solutions
In 2025, Kaltura was awarded Best Breakthrough Award for Innovation for its Class Genie agent.
Cloud TV Software
In 2024, Kaltura was named one of top 5 solutions worldwide in Frost & Sullivan's Radar for Media & Entertainment, highlighting our flexible architecture, modularity and scalability.
In 2025, Kaltura TV Genie was named a Streaming Product of the Year at the NAB Show, recognizing innovation in cloud-based television and streaming technology.
In 2024, Kaltura Media and Telecom was awarded the ‘FEED Special Recognition in AI’, the magazine’s 2024 Honor List for Kaltura’s new GenAI features for Streaming Services.
GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally, and MAGIC QUADRANT and PEER INSIGHTS is a registered trademark of Gartner, Inc. and/or its affiliates and are used herein with permission. All rights reserved. Gartner's Magic Quadrant and Critical Capabilities references are provided for historical purposes only and do not reflect current market recognition. Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose. Gartner Peer Insights content consists of the opinions of individual end users based on their own experiences, and should not be construed as statements of fact, nor do they represent the views of Gartner or its affiliates. Gartner does not endorse any vendor, product or service depicted in this content nor makes any warranties, expressed or implied, with respect to this content, about its accuracy or completeness, including any warranties of merchantability or fitness for a particular purpose. The Gartner content described herein (the “Gartner Content”) represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Gartner Content speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Content are subject to change without notice. Forrester does not endorse any company, product, brand, or service included in its research publications and does not advise any person to select the products or services of any company or brand based on the ratings included in such publications. Information is based on the best available resources. Opinions reflect judgment at the time and are subject to change. For more information, read about Forrester’s objectivity at https://www.forrester.com/about-us/objectivity
1 Gartner® Market Guide for Meeting Solutions, By Christopher Trueman, Lacy Lei, Adam Prese, January 28, 2025.
2 Gartner® Magic Quadrant™ for Event Technology Platforms, Christy Ferguson et al, March 18, 2024 (This research has already archived).
3 Gartner®, Critical Capabilities for Event Technology Platforms, Christy Ferguson et al, March 20, 2024 (This research has already archived).
4 Gartner®, Competitive Landscape: Video Platform Services, Amol Nerlekar, December 18, 2024.
5 Gartner®, Market Guide for Event Technology Platforms, Christy Ferguson et al, June 5, 2023 (This research has already archived).
6 Gartner®, Market Guide for Meeting Solutions, Tapan Upmanyu et al, November 21, 2023 (This research has already archived).
7 Gartner®, Market Finder and Use Case Guide for Meetings and Virtual Events, Christopher Trueman et al, August 16, 2023 (This research has already archived).
8 Gartner®, Magic Quadrant for Meeting Solutions, Mike Fasciani et al, October 7, 2021 (This research has already archived).
9 Gartner®, Critical Capabilities for Meeting Solutions,Tom Eagle et al, October 7, 2021.
10 Gartner®, Market Guide for Enterprise Video Content Management, Stephen Emmott et al, September 28, 2020 (This research has already archived).
11 Gartner®, Magic Quadrant™ for Enterprise Video Content Management, Stephen Emmott et al, November 28, 2018 (This research has already archived).
12 Gartner®, Critical Capabilities for Enterprise Video Content Management, Stephen Emmott et al,March 29, 2019 (This research has already archived).
13Gartner®, Market Guide for Video Platform Services, Amol Nerlekar et al, March 19, 2025.

Customers and Industries
As of December 31, 2025, we served over 800 customers, including many of the world’s leading organizations across a broad range of industries, such as technology, higher education and K–12 education, regulated industries (including banking, government, healthcare, and life sciences), professional and commercial services, and media and telecommunications. We serve 30 of the U.S. Fortune 100, and more than 40% of the US R1 universities. Additionally, our solutions power major global TV initiatives. Most of our customers leverage several Kaltura products for a range of use cases across their organization.
Our customers deploy Kaltura to support mission-critical video and rich media use cases across customer-facing, employee-facing, learner-facing, and audience-facing scenarios. Many customers use multiple Kaltura products and capabilities across several organizational functions, increasingly leveraging our platform across content creation, content management, and experience layers to support rich media engagement, personalization, and guided interactions across digital journeys. Over the past several years, the percentage of our customers that utilize at least three Kaltura products has steadily increased to over 60% of total customers in the year ended December 31, 2025. Similarly, a majority of our customers currently rely on Kaltura for multiple use cases.

Customer Profile and Geographic Reach

Our customers are global, spanning 53 countries, and during the year ended December 31, 2025, our technology reached end users in over 220 countries. For the year ended December 31, 2025, approximately 56% of our revenue was generated from customers in the Americas, 39% from customers in EMEA and 4% from customers in APAC.
We have sold our products to customers of all sizes, selling to large global enterprises as well as more recently to small and medium enterprises (“SMEs”).
We primarily serve large enterprises and institutions, which represent the substantial majority of our revenue. These customers typically deploy Kaltura across multiple use cases, products, and departments, and often rely on our platform as a core component of their digital engagement, learning, communications, and media infrastructure. Deployments at this scale often involve complex requirements related to security, compliance, integration, scalability, and global availability.
In addition, certain of our newer offerings – particularly AI-assisted content creation tools and conversational rich media agents – are designed to support more targeted departmental deployments and self-service adoption models. These offerings may enable us to engage with smaller organizations, teams, or departments within larger enterprises, including through product-led and developer-led adoption motions. While these offerings are currently complementary to our core enterprise business, we believe they may expand our addressable market over time.
As of December 31, 2025, our customer base included 290 customers with annualized recurring revenue (“ARR”) greater than $100,000 and 23 customers with ARR greater than $1.0 million.
Target Industries and Use Cases

Our platform supports a wide range of use cases across customer-facing, employee-facing, learner-facing, and audience-facing scenarios. Customers across industries leverage Kaltura’s rich media content creation, content management, and experience capabilities to improve engagement, efficiency, and measurable outcomes across digital journeys.

While many customers initially adopt our solutions for specific use cases, we believe our platform increasingly enables broader and more integrated applications as organizations seek to unify content, engagement, and conversational experiences across functions.
•Technology Companies
◦Technology companies, including cloud service providers, enterprise and consumer software companies, hardware manufacturers, and technology-enabled service providers, use Kaltura to support deep video and rich media integrations, large-scale virtual events, customer and partner engagement, sales enablement, training and certification, and internal communications. These customers often deploy Kaltura across multiple business functions and integrate our platform into complex, data-driven workflows. In addition, technology companies can leverage Kaltura’s API-first platform, software development kits (“SDKs”), and modular product components to embed rich media capabilities directly into their own products and services such as EdTech, MarTech, HRTech, and other vertical software offerings. Increasingly, we believe technology companies can use Kaltura to support richer customer-facing journeys, including account-based marketing experiences, personalized product education, conversational customer care, and AI-assisted enablement workflows, as well as internal use cases such as employee learning, onboarding, and operational support.
◦We serve over 25% of the top 50 global technology companies.
•Higher Education and K-12 Institutions
◦Universities, colleges, and K–12 school systems use Kaltura to support teaching, learning, training, and certification through virtual classrooms, lecture capture, interactive learning experiences, and learning management system integrations. Our offerings are used in both online and in-person learning environments, as well as for marketing, alumni engagement, and career development. In addition to instructional use cases, educational institutions increasingly rely on Kaltura to support accessibility, inclusivity, and regulatory requirements. Our platform provides AI-assisted and workflow-based capabilities such as captioning, transcription, translation, audio description support, and content management controls that are designed to help institutions address accessibility obligations, including those related to Title II of the Americans with Disabilities Act (“ADA”), across large and diverse content libraries. Educational institutions are also exploring AI-assisted and conversational rich media capabilities to enhance teaching effectiveness, learner engagement, and operational efficiency. These may include teacher-assistive experiences, such as conversational agents that help students navigate course content, review materials, practice concepts, and access personalized guidance, as well as tools that help instructors create, adapt, and personalize content at scale.
◦We serve more than 40% of US R1 universities.

•Regulated Industries
◦Organizations in regulated industries such as banking, government, healthcare, and life sciences rely on Kaltura to deliver secure, compliant video and rich media experiences across customer engagement, partner enablement, internal communications, learning and development and employee certification use cases.
◦ Our platform is designed to support enterprise-grade security, privacy, accessibility, and compliance requirements, which are critical in these environments. We also support industry-specific solutions, including wealth management, patient education and engagement, compliance-driven training, and partner communications. We believe organizations in regulated industries may increasingly adopt conversational and AI-assisted rich media experiences to support customer onboarding, service interactions, education, and internal workflows, while operating within strict governance and regulatory frameworks.
◦We serve approximately 14% of the top 50 financial services and insurance institutions, 6 out of the 10 largest pharma and healthcare providers, and various government entities globally (based on market information as of December 31, 2025).

•Professional and Commercial Services Organizations
◦Professional and commercial services organizations, including consulting, manufacturing, retail, real estate, and nonprofit organizations, use Kaltura for internal communications, workforce training, customer engagement, partner enablement, and marketing initiatives. In addition to internal and partner-facing use cases, we believe these organizations can increasingly leverage Kaltura to support external revenue-generating and customer-facing workflows, such as online sales enablement, digital showrooms, real estate listings and virtual tours, personalized buyer journeys, and conversational support experiences across the customer lifecycle.
◦Our customer base includes three of the Big Four accounting firms and 3 out of the 10 largest Automotive Manufacturers.
◦Media & Telecom Companies
◦Media companies, telecommunications operators, and streaming service providers use Kaltura to power large-scale live and on-demand content delivery, cloud TV services, multi-device streaming applications, and advanced monetization models. Our solutions support subscription, transactional, and advertising-based business models and are deployed by leading global media and telecommunications organizations.
◦Beyond content distribution and monetization, we believe media and telecommunications companies can increasingly leverage Kaltura’s rich media and conversational capabilities to support broader customer-facing and operational use cases, including customer care and self-service support, service education and onboarding, field-force enablement, partner training, and internal communications across large, distributed workforces. These use cases may incorporate conversational agents and rich media experiences to improve efficiency, reduce support costs, and enhance customer and employee engagement.
•Cross-Industry Applicability
◦Across all industries, customers increasingly seek to unify content creation, content management, and experience delivery while incorporating AI-assisted automation and conversational engagement. We believe Kaltura’s platform enables organizations to expand from isolated video use cases toward richer, more personalized, and outcome-oriented digital experiences that span customers, employees, learners, and audiences, while maintaining enterprise-grade security, scalability, and governance.
Growth Strategies
We intend to drive growth by expanding the breadth of our offerings, evolving our go-to-market approaches, and increasing adoption across both existing and new customers. We believe these strategies are complementary and reflect how organizations are increasingly adopting rich media, AI-assisted, and conversational digital experiences across customer-facing, employee-facing, learner-facing, and audience-facing journeys.
•Expand What We Sell: Content Creation, Conversational Engagement, and Journey-Oriented Orchestration: We are expanding the scope of our platform beyond core video delivery toward a broader set of rich media capabilities that span content creation, conversational engagement, and journey-oriented orchestration. We believe AI-assisted and AI-generated content creation, including tools for editing, repurposing, localization, accessibility, personalization, and avatar-based video generation, represent a significant growth opportunity both within our existing customer base and among new customers. These capabilities are designed to help organizations increase content velocity and personalization while reducing production time and cost.
In parallel, we are expanding into conversation automation solutions and engagement through our Conversational Rich Media Agents, which are designed to support role-based, goal-oriented interactions across a wide range of use cases, including marketing, sales enablement, customer care, learning, and internal operations. These offerings may be adopted as standalone solutions or integrated with broader platform deployments. We are also evolving our platform toward deeper insight into user journeys, behavior, and intent, enabling organizations to orchestrate more effective, outcome-oriented digital experiences. To help support these capabilities, in March, 2026 we entered into a definitive agreement to acquire PathFactory, a provider of content journey orchestration and engagement analytics solutions.

We believe this acquisition, once completed, would strengthen our position in the emerging conversation automation and agentic engagement solutions market and complement our recent acquisition of eSelf AI by adding journey-level orchestration, intent data, analytics, and integrations across additional content types and enterprise systems. The transaction has not yet closed, and there can be no assurance that it will be completed or that the anticipated benefits will be realized.We believe these new offerings may also enable new use cases, address additional industries, and support adoption by a broader range of customer sizes, including departmental buyers and smaller organizations, by offering more modular, cost-effective, and scalable engagement models.
•Expand How We Sell: Broader Go-to-Market Motions and Distribution Channels: While our historical growth has been driven primarily by enterprise-led sales, we are expanding our go-to-market approaches to support a wider range of adoption models and customer sizes. We believe certain of our newer offerings, particularly AI-assisted content creation tools and conversational rich media agents, are well suited for more targeted departmental deployments, self-service adoption, and product-led growth (“PLG”) motions. These offerings may enable us to engage smaller organizations, teams, and departments, SMBs and individual groups within larger enterprises, while remaining complementary to our core enterprise business. In addition, we are investing in developer-led growth (“DLG”) initiatives by expanding our APIs, SDKs, and developer tools, including planned offerings such as an Agentic Avatar SDK. These capabilities are designed to enable independent software vendors (“ISVs”), system integrators, partners, and developers to embed Kaltura-powered rich media and conversational interfaces into their own products, workflows, and applications. We also intend to continue expanding our ecosystem of channel partners, including co-sell, resell, OEM, and marketplace relationships. We believe that broader partner distribution, including through cloud marketplaces and digital channels, may increase reach, reduce customer acquisition costs, and accelerate adoption across both enterprise and self-service use cases.
•Expand To Whom We Sell: Deepen Existing Relationships and Reach New Customers and Markets: A significant component of our growth strategy remains expanding adoption within our existing customer base. Many customers already deploy Kaltura across multiple products, use cases, and departments, and we believe there are opportunities to increase adoption through upsell and cross-sell of new offerings, including AI-assisted content creation, conversational engagement, and journey-oriented analytics and orchestration. These expansion opportunities span both existing buyers and use cases, as well as new buyers and functions within the same organizations, such as marketing, sales, customer experience, learning and development, and operations. At the same time, we are focused on attracting new customers by offering a broader and more modular set of solutions that can be adopted independently or as part of larger platform deployments.We believe the combination of our established enterprise offerings and newer AI-driven and conversational capabilities enables us to address both our core industries and select adjacent markets, as well as a broader range of customer sizes and adoption patterns. We believe these strategies position us to expand the scope of our offerings, broaden our go-to-market reach, and increase adoption across a wider range of customers, use cases, and industries. By combining enterprise-grade rich media capabilities with AI-assisted content creation, conversational engagement, and journey-oriented orchestration, we believe Kaltura is well positioned to support evolving customer needs while driving long-term, sustainable growth.

Product

The Kaltura Digital Experience Platform

Initial product launch:
2006-2014 | 2015-2024 | 2025 →

Augmented by eSelf acquisition

To be augmented by planned PathFactory acquisition[1]

>>> Rich Media Experiences

Leadership masterclass

Rich Media Content Hubs →

Media Gallery

LMS & CMS Rich Media Extensions →

Playoff Recap

TV Streaming Apps →

Virtual Events Webinars & Virtual Classrooms →

Conversational Rich Media Agents →

>> Rich Media Content Management

Rich Media Content Management System →

TV Content Management System →

Experience Intelligence & Orchestration System →

> Rich Media Content Creation

Video Capturing & Streaming →

Video Editing & Personalization →

AI Rich Media Generation Suite →

1. The PathFactory acquisition remains subject to customary closing conditions

Kaltura’s Digital Experience Platform is a cloud-based platform designed to enable organizations to create, manage, and deliver video and rich media experiences that engage customers, employees, learners, and audiences and support measurable business outcomes. While historically focused on video, the platform has evolved to support a broader range of rich media content and increasingly AI-assisted and agentic experiences, including interactive and conversational interfaces.
Our platform is cloud-native, modular, and API-first, and is designed to support live, real-time, and on-demand experiences at scale across enterprise, education, and media use cases. This API-first architecture is designed to support both large-scale enterprise deployments – where deep customization, workflow integration, and governance are required – as well as more targeted product-led, self-service, and developer-led adoption models.
Our offerings are organized around three core layers: rich media content creation, rich media content management, and rich media experiences. These layers are designed to operate independently or together, enabling customers to adopt specific capabilities as needed while benefiting from a unified underlying platform. Moreover, Kaltura’s adoption of AI and agentic technologies enables a flywheel effect, where content is generated and managed in support of real-time experiences and conversations, which in turn yields real-time data and insights that are used to generate more content on the fly.
Certain AI-driven and avatar-based capabilities described in this section, including agentic avatars, agentic avatars software development kits, and avatar-based video generation features, are not yet commercially available and are expected to be introduced incrementally beginning in 2026. There can be no assurance as to the timing, functionality, adoption, or commercial impact of these capabilities.

Rich Media Content Creation

Kaltura provides a growing suite of tools designed to enable the efficient creation and generation of video and other rich media content. These capabilities support both traditional production workflows and AI-assisted automation, enabling organizations to increase content velocity, reduce production costs, and deliver more relevant and personalized content at scale while maintaining quality, consistency, and governance.
Content creation capabilities include tools for recording, screen capturing, live streaming, editing, and on-demand video production, as well as AI-assisted features designed to automate and enhance content creation workflows. These AI-assisted capabilities, offered through Kaltura AI Content Lab, include intelligent video editing, automated summarization, chaptering, clipping and repurposing of existing content, AI-based in-video quiz and assessment generation, transcription, translation, dubbing, and accessibility enhancements. Together, these capabilities are designed to help organizations efficiently produce multiple content variants, adapt content to different audiences, contexts, and languages, and extend the reach, engagement, and impact of their media libraries.
Certain content creation tools may be adopted either as part of broader enterprise deployments or as standalone, self-service, or product-led offerings, enabling adoption by individual teams, departments, and smaller organizations, while remaining integrated with Kaltura’s enterprise-grade platform when deployed at scale.
In addition, Kaltura is expanding its content creation offerings to include AI-generated video and avatar-based video creation capabilities. These capabilities are designed to further enhance personalization by enabling organizations to produce customized video content at scale with significantly reduced production time and cost. Certain avatar-based video generation capabilities, including video-on-demand avatar creation, are expected to be introduced in 2026. There can be no assurance as to the timing, adoption, or commercial impact of these capabilities once introduced.

We believe Kaltura’s content creation capabilities are differentiated by their ability to combine AI-assisted and AI-generated media creation with enterprise-grade governance, security, and scalability, while remaining accessible through self-service and product-led adoption models. Unlike standalone creation tools, these capabilities are natively integrated with our content management systems and experience layers, enabling organizations to operationalize content creation, personalization, and reuse across workflows and use cases.

Rich Media Content Management

At the core of Kaltura’s Rich Media Experience Cloud are its content management systems, which are designed to securely manage live and on-demand video and rich media assets across distributed enterprise and media environments. These systems support centralized management of content, users, permissions, metadata, workflows, and analytics, and are built to meet enterprise-grade requirements for security, privacy, compliance, and scalability.
Kaltura’s content management capabilities are designed to support not only the storage, organization, and delivery of content, but also deeper insight into how users engage with content over time. As organizations increasingly seek to deliver more contextual, personalized, and outcome-oriented digital experiences, content management systems are evolving to support richer content types, tighter integrations with enterprise data and engagement systems, and more advanced analytics across user journeys.
Kaltura’s content management layer increasingly incorporates AI-driven workflow agents designed to automate and optimize operational processes across the content lifecycle.
These workflow agents assist with tasks such as content ingestion and enrichment, metadata generation, accessibility services (including transcription, translation, captioning, and dubbing), content moderation and compliance checks, localization, publishing, lifecycle management, and analytics-driven optimization.
By automating these workflows within defined policies, permissions, and governance frameworks, workflow agents are designed to help organizations significantly reduce manual effort, save time and operational costs, and improve consistency, accuracy, and speed across large-scale content operations.

Rich Media Content Management System (“RMCMS”)

Kaltura’s Rich Media Content Management System (“RMCMS”) is designed to manage the full lifecycle of video and rich media content, from ingestion and processing through storage, discovery, distribution, engagement, analytics, and monetization. RMCMS supports live, on-demand, and real-time communication use cases and is built on an API-first architecture with comprehensive SDKs and modular Experience Components.
RMCMS provides centralized management of media assets, metadata, users, permissions, access controls, and workflows, and is designed to operate within secure, enterprise-grade environments. Its flexible architecture enables customers to embed video and rich media workflows into learning platforms, content management systems, marketing tools, internal portals, customer-facing applications, and other business systems.
RMCMS includes AI-assisted capabilities such as automated transcription, translation, summarization, metadata enrichment, intelligent editing, in-video quiz generation, and enhanced search and discovery. We believe RMCMS is differentiated by its scalability, flexibility, and extensibility, enabling customers to consolidate rich media workflows across multiple use cases and business units on a single platform.
TV Content Management System (“TVCMS”)

Kaltura’s TV Content Management System (“TVCMS”) is a cloud-based solution designed to power large-scale, over-the-top (“OTT”) and cloud television services. TVCMS supports the management and delivery of live and on-demand television content across a wide range of devices and monetization models, including subscription, transactional, and advertising-based offerings.
TVCMS includes capabilities for content aggregation, catalogue management, personalization, analytics, and monetization, and leverages AI-assisted metadata enrichment and recommendation technologies to improve content discovery, localization, and viewer engagement. These capabilities are designed to support high-volume, consumer-facing deployments with carrier-grade reliability and performance.
Rich Media Experiences

Built on top of Kaltura’s content creation and content management layers is a broad portfolio of rich media experiences designed to engage customers, employees, learners, and audiences across a wide range of use cases. These experiences can be deployed independently or combined to support end-to-end organizational journeys.

Rich Media Content Hubs

Kaltura’s Rich Media Content Hubs provide secure, customizable interfaces for publishing, sharing, and engaging with video and rich media content. These hubs are designed to support internal communications, learning and development, marketing, customer engagement, and knowledge sharing.
Rich Media Content Hubs increasingly support dynamic assembly of personalized landing pages and sites that adapt content selection, layout, and messaging based on viewer context, role, account, or intent signals. We believe these capabilities are particularly well-suited for account-based marketing (“ABM”) use cases.
LMS and CMS Rich Media Extensions

Kaltura offers deep integrations with leading learning management systems (“LMS”) and content management systems (“CMS”), embedding rich media creation, management, engagement, and analytics directly into existing platforms. These integrations are designed to streamline workflows and enable organizations to deliver interactive, media-rich experiences within familiar environments.
Virtual Events, Webinars, and Virtual Classrooms

Kaltura’s virtual events, webinars, and virtual classroom solutions support interactive, media-rich experiences ranging from small group sessions to large-scale conferences, marketing events, and educational programs. These offerings include tools for registration, live and on-demand streaming, audience engagement, moderation, analytics, and post-event content reuse.

Interactive capabilities embedded within these experiences include real-time and asynchronous chat, Q&A, polling, and collaboration features that enable participants to communicate, ask questions, and engage with presenters and peers around shared content. These interaction components are designed to enhance participation, learning outcomes, and engagement, and to operate natively alongside Kaltura’s video, content management, and analytics capabilities.
AI-assisted features are designed to further enhance engagement and operational efficiency, including automated moderation support, content summarization, accessibility services, and post-event follow-up and content reuse.
Together, these capabilities are designed to help organizations extend the impact of live interactions and derive ongoing value from event and learning content.
Conversational Rich Media Agents

Kaltura offers Conversational Rich Media Agents designed to automate and augment interactions across customer-facing, employee-facing, learner-facing, and audience-facing use cases. These agents, which understand and speak over 30 languages, enable role-based, goal-oriented interactions delivered through conversational interfaces that may include visual avatars (photorealistic or animated), audio, images, text-based interactions, and dynamic rich media elements, based also on screen and camera comprehension.
Conversational Rich Media Agents can be deployed with avatar-based conversational interfaces (“Kaltura Agentic Avatars”) or without visual avatars using text- and audio-driven conversational experiences (“Kaltura Genies”).
Conversational Rich Media Agents may be deployed in several ways depending on customer needs and use cases. They may be deployed as standalone rich media experiences, such as agents designed to support sales development and enablement, account-based marketing engagement, customer education and certification, customer care and support, or internal service workflows. They may also be integrated into broader Kaltura-powered experiences, for example, into our rich media content hubs where agents can recommend, explain, and guide users through relevant content; into virtual events, webinars, and learning environments where agents can support pre-event onboarding, in-session engagement, and post-event follow-up; and into cloud TV and streaming experiences where agents may assist viewers with content discovery, navigation, and contextual information. In addition, Conversational Rich Media Agents may be embedded alongside individual video or rich media assets delivered through Kaltura’s Rich Media Content Management System (“RMCMS”), enabling contextual, conversational interactions that are informed by the specific content being viewed and the user’s role or intent.
Kaltura plans to also offer Conversational Rich Media SDKs including Agentic Avatars SDK that enable customers, partners, and developers to build and extend these agents using their own logic, data sources, workflows, and AI models.
Certain avatar-based conversational capabilities and related development tools described above are not yet commercially available and are planned to be introduced gradually. There can be no assurance that these capabilities will be launched as planned or achieve market adoption.
TV Streaming Applications

Kaltura provides multi-platform TV and streaming applications designed to deliver personalized viewing experiences across set-top boxes, smart TVs, and connected devices. These applications support live and on-demand content, advanced navigation and discovery, and multiple monetization models.
We believe conversational rich media capabilities may increasingly be incorporated into TV and streaming experiences to support content discovery, navigation, and contextual assistance. For example, conversational agents may help viewers find relevant content, understand programming options, receive recommendations, or access contextual information related to the content being viewed. These capabilities may also support service-related interactions, such as onboarding, feature education, or account assistance, while operating within enterprise-grade performance, scalability, and governance requirements.
Differentiation of Kaltura’s Rich Media Experiences

We believe Kaltura’s rich media experiences are differentiated by their ability to combine interactive and AI-driven engagement with deep integration into enterprise workflows, centralized content management, and enterprise-grade governance. Unlike point solutions that address isolated use cases, our experience portfolio is designed to operate cohesively across customer, employee, learner, and audience journeys.

Technology
Our business has been driven by continuous innovation and by anticipating technology trends ahead of other participants in the market. We believe we were among the first organizations to recognize the mission-critical role of video within enterprise workflows, and we have continued to evolve our technology to support increasingly rich, interactive, and AI-enabled digital experiences across organizations.
Kaltura’s technology platform supports live broadcast, real-time communications, and on-demand video and rich media, addressing the full lifecycle of media creation, management, delivery, and engagement. In addition to video, our platform supports other digital media types, including audio, images, and documents, enabling organizations to deliver rich media experiences across customer-facing, employee-facing, learner-facing, and audience-facing use cases.
Our technology is designed to combine enterprise-grade scalability, security, and governance with extensibility, automation, and AI-driven capabilities that support personalization, efficiency, and outcome-oriented engagement.
•API-First Architecture and Modularity: Kaltura’s platform is built on an API-first, cloud-native architecture that enables deep integration, customization, and interoperability across products, workflows, and use cases. Our comprehensive set of application programming interfaces (“APIs”), SDKs, and configurable experience components allow customers and partners to embed video, rich media, and conversational capabilities directly into their applications, systems, and digital environments. This modular architecture enables customers to deploy solutions ranging from targeted departmental use cases to large-scale enterprise-wide implementations, while maintaining a unified data model, governance framework, and analytics layer. It also provides a flexible foundation for incorporating emerging conversational, interactive, and agentic capabilities without disrupting existing deployments. For large enterprise customers, our APIs, SDKs, and modular experience components are a foundational element of complex deployments, enabling integration into mission-critical systems, customization of user experiences, enforcement of enterprise policies, and orchestration across multiple workflows and business units. These capabilities are frequently used in enterprise-led sales motions where customers require deep integration, extensibility, and long-term scalability.
•Extensibility & Integrations: Our platform integrates with a broad ecosystem of third-party technologies, including learning management systems, content management systems, marketing and sales platforms, customer relationship management (“CRM”) systems, collaboration tools, identity providers, analytics solutions, and cloud and media infrastructure services. These integrations enable organizations to embed rich media and conversational experiences seamlessly into existing workflows and systems of record. Our extensible architecture is designed to support ongoing expansion through partner-built integrations, developer extensions, and marketplace offerings, while preserving consistent security, compliance, and operational controls.

•AI-Assisted and AI-Driven Capabilities: Kaltura’s technology incorporates AI-assisted and AI-driven capabilities designed to automate and enhance workflows across the creation, management, and delivery of video and rich media content. These capabilities support functions such as:
▪automated transcription, translation, captioning, and dubbing;
▪intelligent editing, summarization, chaptering, and content repurposing;
▪metadata enrichment and enhanced search and discovery;
▪in-video interactivity, including AI-generated quizzes and assessments;
▪engagement analytics and optimization; and
▪automation of publishing, moderation, compliance, and lifecycle workflows.

These AI-driven features are designed to operate within enterprise-grade governance frameworks and customer-defined policies, enabling organizations to scale personalization and efficiency while maintaining control over data usage, privacy, and compliance.

•Multimodal and Conversational AI Capabilities: Kaltura’s platform includes multimodal and conversational AI capabilities designed to support rich, interactive, and increasingly agentic digital experiences. These capabilities have been developed through a combination of internal innovation and strategic acquisitions and support conversational rich media agents, avatar-based interactions, and AI-assisted knowledge and workflow experiences.
Our technology includes proprietary systems, models, and services supporting:
•Multimodal comprehension, including real-time and streaming automatic speech recognition (“ASR”), vision-language processing (“VLM”) for screen and camera comprehension, and intelligent end-of-speech detection, designed to enable natural, low-latency conversational interactions across audio, video, and visual inputs;
•Agentic and orchestration capabilities, including tools for intelligent search, retrieval, ranking, and preprocessing of structured and unstructured data, enabling conversational agents and workflow agents to reference relevant content and information within defined access controls and enterprise policies; and
◦Multimodal generation, including text-to-speech (“TTS”), real-time audio responses, and avatar-based video generation incorporating facial animation and lip synchronization, designed to support expressive and media-rich conversational experiences.
These capabilities are designed to operate in conjunction with leading third-party large language model (“LLM”) providers, including providers such as Google, Anthropic, and NVIDIA. This approach provides flexibility in model selection and avoids reliance on any single LLM provider. Kaltura does not use customer data to train third-party AI models.

•Global Infrastructure and Scalability: Kaltura’s cloud-native infrastructure is designed to support large-scale, mission-critical deployments with high availability, performance, and resilience. We leverage a global, multi-content delivery network (“multi-CDN”) architecture to deliver video and rich media experiences reliably to users worldwide. To address data sovereignty, latency, and regulatory requirements, we offer multiple deployment options, including shared and dedicated software-as-a-service (“SaaS”) environments, regional deployments, and managed private or on-premises configurations. This flexibility enables us to serve customers across industries and geographies, including highly regulated environments.
•Security, Privacy, and Compliance: Security, privacy, and compliance are foundational elements of our technology platform. We seek to implement encryption at rest and in transit, access controls, tokenization, monitoring, and auditing capabilities designed to protect customer data and content. Our platform supports enterprise-grade authentication, authorization, and identity management and is designed to comply with applicable data protection, accessibility, and security regulations. We maintain industry-recognized certifications and compliance frameworks, including ISO and SOC standards, and support customer requirements for regional data residency and regulatory compliance.

•Responsible Data and AI Practices: Our platform primarily relies on first-party data generated through direct user interactions with video, rich media, and conversational experiences. By operating on first-party data, our platform is designed to help organizations address certain requirements under evolving privacy regulations while gaining meaningful insight into engagement and performance. Our approach to AI emphasizes responsible use, transparency, and customer control. We do not use customer data to train third-party AI models, and our AI-assisted capabilities are designed to operate within customer-defined policies and governance frameworks.
•Development Practices and Reliability: We believe our technology is differentiated by the combination of:
▪a unified, API-first and modular architecture;
▪deep extensibility and integration capabilities;
▪enterprise-grade scalability, security, and compliance;
▪AI-assisted automation across content creation, management, and engagement workflows; and

▪support for a broad range of rich media experiences, including conversational, interactive, and avatar-based use cases.
Together, these capabilities enable organizations to deploy and scale rich media and conversational experiences that are increasingly personalized, efficient, and outcome-oriented, while maintaining the governance and reliability required for enterprise and institutional environments.
Partner Ecosystem
We have established an extensive ecosystem of technology partners, system integrators, value-added resellers, and service providers that extend the capabilities of our platform and support customer adoption across industries and geographies. Our partner ecosystem is designed to enable organizations to integrate Kaltura’s video, rich media, and conversational capabilities into broader technology stacks and business workflows, while maintaining enterprise-grade security, compliance, and performance.
Technology and Integration Partners

Our technology partners include providers of learning management systems, content management systems, marketing and sales platforms, customer relationship management (“CRM”) systems, collaboration tools, identity and access management solutions, analytics platforms, cloud infrastructure providers, content delivery networks, accessibility services, and artificial intelligence technologies.
Through these integrations, customers can combine Kaltura’s video, rich media, and conversational capabilities with existing enterprise systems and data sources, enabling richer and more contextual digital experiences without disrupting established workflows. Our platform is designed to support both pre-built integrations and custom integrations developed by customers or partners using our APIs and SDKs.
We also support integration with leading third-party artificial intelligence and large language model (“LLM”) providers, enabling customers and partners to leverage their preferred models and services within defined governance, security, and privacy frameworks. This approach provides flexibility while avoiding dependency on any single AI provider.
System Integrators, Agencies, and Service Partners

We work with a global network of system integrators, digital agencies, and professional services partners that provide certified implementation, customization, integration, and managed services to joint customers. These partners support complex deployments, vertical-specific solutions, and global rollouts, and in some cases deliver Kaltura-powered solutions as part of broader digital transformation initiatives.
Our service partners play an important role in supporting enterprise-scale implementations that require deep integration, regulatory compliance, localization, and long-term operational support. We believe their expertise enhances customer success, accelerates time to value, and enables adoption across diverse industries and geographies.

Channel Partners, Marketplaces, and Distribution

We engage with value-added resellers (“VARs”), original equipment manufacturers (“OEMs”), and channel partners to extend our reach and address customer needs across regions and market segments. These partners support co-sell, re-sell, and embedded distribution models across our enterprise offerings, as well as newer modular and self-service products.
We also distribute certain offerings through third-party cloud marketplaces and digital sales channels. We believe these channels support broader adoption by reducing procurement friction, increasing visibility, and enabling customers to adopt Kaltura capabilities alongside other cloud-native technologies.

Developer and Platform Ecosystem

As part of our platform strategy, we provide APIs, SDKs, and developer tools that enable customers, independent software vendors (“ISVs”), system integrators, and developers to build, extend, and embed Kaltura-powered capabilities into their own applications and solutions.
We plan to offer additional SDKs, including an Agentic Avatar SDK, designed to enable developers and partners to embed avatar-based conversational interfaces into their applications using their own data sources, logic, workflows, and AI models. We believe this developer-led approach may allow Kaltura technology to power a growing number of third-party software products and experiences over time.
In addition, we maintain a marketplace that includes pre-built integrations, plugins, and extensions developed by Kaltura and by certified partners. These offerings are designed to accelerate deployment, reduce implementation effort, and enable customers to extend functionality as their needs evolve.
Strategic Importance of the Ecosystem

We believe our partner ecosystem enhances the value of our platform by increasing flexibility, accelerating innovation, expanding distribution channels, and supporting customer success across a wide range of deployment models. As our platform evolves to include more modular, API-driven, AI-assisted, and conversational capabilities, we expect our ecosystem of partners, integrations, developers, and marketplaces to play an increasingly important role in enabling adoption across customer sizes, industries, and geographies.
Competition
The markets in which we operate are highly competitive, rapidly evolving, and characterized by ongoing technological change, consolidation, and the entry of new participants. We compete with a wide range of vendors, including large technology companies, established enterprise software providers, media and telecommunications vendors, and emerging companies offering specialized or point solutions.
•Enterprise Video and Rich Media Content Creation and Management Systems: We compete in enterprise video and rich media creation/management against large cloud and productivity platforms (Microsoft, AWS, and other major tech ecosystems), enterprise video/media platforms (including Bending Spoons-owned Brightcove and Vimeo), and specialized AI video creation vendors such as avatar-based Synthesia.

•Conversation Automation and Agentic Engagement Solutions: We compete with vendors offering conversational interfaces using text, audio, and video, including solutions that incorporate visual avatars. This market is relatively nascent and evolving, and competitors include emerging providers of conversational automation platforms, agentic engagement solutions, and avatar-based interaction technologies.

•Virtual Events, Webinars, and Interactive Learning Experiences: We compete with vendors offering meeting solutions, webinar platforms, and event technology platforms used for marketing, communications, training, and education. Competitors in this market include Microsoft, Zoom, ON24, and other providers of virtual meeting, webinar, and event solutions.

•Cloud TV Software: We compete with vendors offering content management, streaming, personalization, analytics, and monetization platforms for over-the-top (“OTT”) and cloud television services, such as Comcast, Synamedia, MediaKind, and other cloud TV and streaming platform providers that serve media companies, telecommunications operators, and content owners.

Competitive dynamics vary by market segment, customer size, industry, geography, and use case

Many of our competitors have greater financial resources, longer operating histories, broader brand recognition, or a more singular focus on specific products or markets, which may allow them to compete more effectively in certain areas.
We believe, however, that our ability to address content creation, content management, experience delivery, and conversational engagement through a unified, modular, and enterprise-grade technology foundation positions us competitively across the markets we serve.

Competitive Factors

We believe the principal competitive factors across the markets in which we operate include, but are not limited to:
•breadth, depth, and scalability of products and systems;
•ability to support content creation, content management, and experience delivery within a unified solution;
•support for live, real-time, and on-demand video and rich media experiences;
•ability to support conversational, interactive, and personalized engagement;
•extensibility, customization, and ease of integration with existing systems and workflows;
• and depth of APIs, SDKs, and developer tools;
•enterprise-grade security, privacy, compliance, and reliability;
•flexibility of deployment options, including regional and dedicated environments;
•data, analytics, and AI-assisted capabilities;
•quality of customer support and professional services;
•total cost of ownership and time to value; and
•brand recognition, reputation, and track record.

Competitive Positioning

We believe our competitive position is strengthened by our ability to address content creation, content management, experience delivery, and conversational engagement through a single, unified technology foundation. Unlike many point solutions that address only isolated aspects of the content lifecycle or user engagement, we believe our offerings are designed to operate cohesively across multiple use cases, buyer personas, and organizational functions.
We believe our platform’s depth of APIs, SDKs, and modular experience components enables large enterprises, partners, and developers to deeply integrate our capabilities into complex workflows, mission-critical systems, and customer- and employee-facing applications. These capabilities support both enterprise-led deployments requiring extensive customization and governance, as well as product-led and developer-led adoption models.
We also believe our experience supporting large, global organizations across multiple industries and geographies, including highly regulated environments, differentiates us from competitors that primarily focus on smaller or more standardized deployments. Our track record of delivering complex, mission-critical projects at scale, combined with our global infrastructure, security, compliance, and governance capabilities, positions us to serve organizations with demanding operational, regulatory, and performance requirements.
Sales and Marketing
We market and sell our offerings primarily to medium and large enterprises across a diverse range of industries, including technology, education, regulated industries, professional and commercial services, and media and telecommunications. While most of our offerings are horizontal and applicable across industries, certain products and solutions are more commonly adopted in specific verticals, such as education, media and telecommunications, financial services, and healthcare.

Our offerings support a broad range of customer-facing, employee-facing, learner-facing, and audience-facing use cases. As a result, we engage with multiple buyer personas depending on the use case, including chief information officers (“CIOs”), chief technology officers (“CTOs”), chief marketing officers (“CMOs”), chief revenue officers (“CROs”), chief human resource officers (“CHROs”), heads of learning and development (“L&D”), heads of customer experience (“CX”), and business unit leaders. For developer-focused offerings, including APIs, SDKs, and developer tools, buyers and influencers are typically technical leaders, product teams, and software developers.
Go-to-Market Approach

Our primary go-to-market strategy is enterprise-focused direct sales. Our account executives and customer success managers cultivate and maintain long-term strategic relationships with customers, often supporting complex, multi-department deployments that span content creation, content management, and experience delivery use cases.
We define our “enterprise customers” as customers with more than 5,000 employees and/or customers that pay us more than $60,000 in annualized recurring revenue (“ARR”). We consider subdivisions of the same legal entity, such as divisions of a parent company or separate campuses within a university system, as well as value-added resellers (“VARs”) and the customers they manage, to be a single customer.
Enterprise customers represent the substantial majority of our subscription revenue. These customers typically deploy multiple Kaltura products across multiple use cases and organizational functions, and sales cycles often involve complex requirements related to integration, security, compliance, scalability, and long-term platform adoption.
Commercial, SMB, and Departmental Adoption

In addition to large enterprise customers, we also serve a smaller number of commercial and small and SMB customers. We believe that certain of our newer offerings - particularly AI-assisted content creation tools and conversational rich media agents - are well suited for more targeted departmental deployments and smaller organizations.
These offerings may enable adoption by individual teams, departments, or lines of business within larger enterprises, as well as by smaller organizations that do not initially require a full enterprise-wide deployment. While these customers currently represent a smaller portion of our revenue, we believe they may contribute to expansion opportunities over time as deployments grow in scope and complexity.
Product-Led, Developer-Led, and Self-Service Motions

While our historical growth has been driven primarily by enterprise-led sales, we are increasingly expanding our go-to-market motions to include product-led growth (“PLG”) and developer-led growth (“DLG”) initiatives.
Certain of our content creation tools, AI-assisted workflows, and conversational engagement capabilities are designed to be adopted on a standalone or self-service basis. These offerings allow users to begin creating and publishing rich media content, or deploying targeted conversational agents, with limited upfront integration or implementation effort. We believe these entry points may support faster adoption, experimentation, and organic expansion within organizations.
We also offer APIs, SDKs, and developer tools that enable customers, partners, independent software vendors (“ISVs”), system integrators (“SIs”), and developers to embed Kaltura’s video, rich media, and conversational capabilities into their own products, applications, and workflows. We believe this developer-led approach can support ecosystem-driven growth, expand the range of supported use cases, and enable Kaltura technology to power third-party software solutions over time.
Customer Expansion and Retention

Our sales, account management, and customer success teams focus on both new customer acquisition and expansion within our existing customer base. Customer success managers work closely with customers to drive adoption, usage, and satisfaction, and to identify opportunities to expand deployments across additional use cases, departments, and audiences.

Many customers initially adopt Kaltura for a specific use case, such as internal communications, learning, or virtual events, and subsequently expand to additional use cases, including marketing, customer engagement, training, content hubs, conversational agents, or media distribution. We believe our unified platform architecture, broad product portfolio, and expanding AI-assisted and conversational capabilities support continued upsell and cross-sell opportunities.

Business Development, Channels, and Partnerships

We have established strategic partnerships with technology providers, system integrators, value-added resellers, and cloud marketplace operators to extend our reach and address customer needs. These partnerships support co-sell, re-sell, and OEM relationships across our enterprise offerings, as well as newer product-led and developer-led offerings.
We continue to expand our channel sales initiatives, including through third-party cloud marketplaces and partner-led delivery models. We believe these channels may support growth across both large enterprise deployments and smaller, self-service or departmental adoption scenarios, while helping to reduce customer acquisition costs and expand geographic reach.
Marketing Strategy

Our marketing efforts are designed to increase brand awareness, generate sales leads, and support customer expansion. We utilize a combination of thought leadership, participation in industry events, analyst and media engagement, customer references, community initiatives, and company-hosted conferences and regional user groups, such as “Kaltura Connect.”
We also leverage digital marketing campaigns, targeted account-based marketing initiatives, content-driven engagement, and free trials for certain products to encourage product adoption and usage. As our product portfolio expands—particularly in AI-assisted content creation and conversational engagement—we expect marketing to play an increasingly important role in supporting self-service adoption, product-led growth, and demand generation across both new and existing customer segments.
Intellectual Property, Data Privacy, Security and AI
Intellectual Property

Intellectual property is an important component of our business, and we seek to protect the proprietary technologies and know-how that we believe are material to our operations and competitive position. We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as contractual protections, including confidentiality agreements, licenses, and intellectual property assignment agreements, to establish and protect our intellectual property rights.
As of December 31, 2025, we owned eleven issued U.S. patents and eighteen non-U.S. patents. The issued U.S. patents are expected to expire between 2026 and 2035.
We have registered certain of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. As part of our brand protection strategy, we filed trademark registrations in the United States and in some other jurisdictions. As of December 31, 2025, we owned five registered trademarks in the United States and nine registered trademarks in foreign jurisdictions, including the European Union and Brazil, that we consider material to the marketing of our products, including the “Kaltura” name and logo.
We generally enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and business partners, and we seek to limit access to, and disclosure of, our proprietary information. However, we cannot guarantee that these agreements will not be breached, that unauthorized disclosure will not occur, or that we will be able to effectively enforce our intellectual property rights in all circumstances.
Intellectual property laws and protections vary by jurisdiction and may provide only limited protection. Our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated, or otherwise violated. We may be required to bring claims against third parties to protect our intellectual property rights, or third parties may bring claims alleging that we have infringed, misappropriated or violated their intellectual property rights. In each case, we may not succeed in protecting the rights that we use. In addition, competitors may independently develop technologies similar to ours or pursue aggressive patent registration or litigation strategies.
Our platform incorporates certain software components licensed under open-source software licenses. These licenses generally grant licensees broad rights to use, modify, and distribute the licensed components, which may limit our ability to protect certain aspects of our proprietary software. We maintain internal governance processes designed to manage open-source usage and compliance; however, there can be no assurance that these measures will be effective in all cases.

Data Privacy, Security, and Responsible AI

In the course of our operations, we process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), relating to users of our services, including customers, employees, learners, and audiences, as well as our own employees, contractors, and business partners. As a result, we are subject to numerous data protection, privacy, and security laws and regulations across jurisdictions, including regulations governing the collection, use, storage, processing, transfer, and retention of Personal Information
Our products are designed to support enterprise-grade security, privacy, and compliance requirements. We seek to implement technical and organizational safeguards, which may include encryption at rest and in transit, access controls, monitoring, logging, and incident response procedures.
We endeavor to maintain certifications and compliance programs aligned with recognized standards, including ISO and SOC frameworks, and we support regional data residency and deployment options that are intended to help address customer and regulatory requirements related to data sovereignty. However, there is no guarantee that we will not be subject to regulatory investigations, fines, other regulatory enforcement action and / or claims by data subjects and other parties in relation to personal data.
Our AI-assisted, multimodal, and conversational capabilities are designed to operate on customer-authorized data and within customer-controlled environments. We do not use customer data to train third-party artificial intelligence models. Our platform supports integration with multiple third-party large language model (“LLM”) providers, enabling customers to select models and configurations consistent with their own policies, regulatory requirements, and risk tolerance.
We do not collect or use biometric identifiers for identification or authentication purposes. Where avatar-based or conversational interfaces are deployed, they function as software-driven representations and interaction mechanisms and are not designed or intended to perform biometric identification.
We maintain internal policies and practices intended to support responsible development and use of AI technologies, including principles related to transparency, accountability, security, and customer control. As laws, regulations, and industry standards governing artificial intelligence continue to evolve, we may be required to modify our products, practices, or disclosures, which could increase costs, limit functionality, or affect adoption of certain offerings. The regulatory and legal framework regarding AI technologies is rapidly evolving, and there can be no assurance that we will not be subject to fines, other enforcement action or claims in relation to our development and use of AI technologies.
For more information regarding risks related to intellectual property, data privacy, security, and artificial intelligence, see Part I, Item 1A. “Risk Factors—Risks Related to Information Technology, Intellectual Property and Data Privacy and Security".
Human Capital Resources
As of December 31, 2025, we had 494 employees operating across 20 countries and 5 continents.
We operate a globally distributed organization and embrace hybrid and remote work arrangements, which we believe enables us to attract and retain talent across a broad range of geographies and disciplines. Our global footprint supports our ability to serve customers worldwide and to operate across multiple time zones.
Talent and Expertise

Our success depends on our ability to attract, develop, and retain skilled personnel with expertise in areas including video and rich media technologies, cloud infrastructure, security and compliance, artificial intelligence, multimodal systems, software engineering, product development, enterprise sales, and customer engagement. As our product portfolio has expanded to include AI-assisted content creation, conversational interfaces, and agentic engagement capabilities, we have continued to invest in technical and product talent to support innovation and execution across these areas.

Culture and Values

We are passionately committed to our founding values of openness, flexibility, and collaboration. We believe these values are integral to delivering innovative and reliable technology solutions and to fostering a culture of accountability, creativity, and continuous improvement.
We strive to maintain an inclusive and supportive workplace that emphasizes equality, well-being, and a sense of shared purpose. It is our policy that employment decisions are made without regard to any legally protected characteristic
Compensation, Development, and Retention

We aim to provide our employees with competitive compensation and benefits designed to support long-term engagement and retention. In addition to competitive base salaries and cash compensation, we maintain equity incentive plans intended to align employee interests with those of our shareholders and to reward long-term contributions.

We invest in employee development through training, professional growth opportunities, and leadership development initiatives. We believe these efforts support employee engagement, productivity, and retention, while enabling us to adapt to evolving technologies and market requirements.
Labor Relations

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any material work stoppages, and we believe our relationships with employees are positive and constructive.
Seasonality
Historically, we have experienced seasonality in bookings and collections from customers within the education market. This seasonality is driven primarily by school procurement cycles, which typically result in higher sales activity and new academic customers in the second and third quarters of the year, and lower sequential sales and customer growth in other quarters.
We also experience increased usage by education customers during periods when school is in session, which can lead to higher cost of revenue during the first and fourth quarters of the year.
While we serve customers across a broad range of industries, education-related seasonality represents a significant factor in our business.
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
The nature of our activities and our global presence and operations expose us to global and local macro and micro effects, including the effects of global economic trends such as the current global economic volatility, rising inflation, unpredictable interest rates, price increases, armed conflicts in various regions including the Middle East and Eastern Europe, political changes and their impact on the economic markets, decrease in our customers' spend or available budget that causes decline in demand, up-sales or subscription renewals, and other adverse effects that might have direct or indirect effects on our business and results of operations that are hard to predict, monitor or assess. Such developments have caused and may continue to cause uncertainties and high volatility with respect to our estimated or expected results of operations, may develop differently from our estimations and expectations, and could have an adverse effect on our business, results of operations and financial condition.
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
Our total revenue for the years ended December 31, 2025 and 2024 was $180.9 million and $178.7 million, respectively, representing an annual growth rate of 1%. You should not rely on the revenue growth of any prior period as an indication of our future performance. As we operate in new and rapidly changing markets, widespread adoption and use of our platform, products and solutions is critical to our future growth and success. We believe our revenue growth will depend on a number of factors, including, among other things, our ability to:
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
Our future success is dependent on our ability to establish and maintain successful relationships with a diverse set of customers. We currently derive a significant portion of our revenue from a limited number of customers. Our top ten customers in the aggregate accounted for approximately 31.5%, 30.0% and 28.9% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 Vodafone accounted for approximately 10.1%, 10.7% and 10.2% of our revenue, respectively. While the identity of the customers may vary from period to period, it is likely that we will continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition, and results of operations. Customers may choose not to renew their subscriptions or may otherwise reduce the breadth of the offerings to which they subscribe for any number of reasons. See “—If our existing customers do not renew their subscriptions, or if they renew on terms that are less economically beneficial to us, it could have an adverse effect on our business, financial condition and results of operations.” We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.
We have a history of losses and may not be able to achieve or maintain profitability.
We have incurred losses in each year since our incorporation in 2006, including net losses of $12.1 million, $31.3 million, and $46.4 million in the years ended December 31, 2025, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $480.9 million as of December 31, 2025. We intend to continue to expend substantial financial and other resources on, among other things:

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
These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, or managing our business and operations more efficiently to offset these expenses. For example, our investments in AI-based initiatives, including recent acquisitions, may not generate expected revenues if customers delay or underutilize these offerings, which in turn may further impact our ability to achieve profitability
In addition, we may not succeed in implementing effective cost-saving measures. For example, in the third quarter of 2025, we effected a cost-reduction and re-organization plan (the “2025 Reorganization Plan”), which included, among other things, downsizing approximately 10% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The 2025 Reorganization Plan was focused on realigning our operations to further increase efficiency and productivity, alongside our integration of enhanced AI-based technologies, to align our business strategy in light of uncertainties in the current macro-economic climate and to support our growth and profitability initiatives. We may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the 2025 Reorganization Plan or similar measures in the future.
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
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented in a timely manner. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our annual report for any fiscal year following such date that we are no longer an emerging growth company, which is expected to occur on December 31, 2026.
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
In addition, in connection with our product development efforts, we may introduce significant changes to our existing products or solutions, or develop or otherwise introduce new and unproven products or solutions, integrate new technologies such as AI models, including technologies with which we have little or no prior development or operating experience. This risk is amplified as we invest more heavily in AI-based technologies that rely on advanced algorithms and third-party large language models, reliance on which could potentially expose us to new, and potentially novel, allegations of trade secret misappropriation or intellectual property disputes. These new products, solutions and updates may not perform as expected, may fail to engage our customer base or other end users of our products, or may otherwise create a lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers or harm our reputation.

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
In addition, under our 2025 Reorganization Plan we have downsized the number of our personnel, including research and development personnel. Although the Reorganization Plans have taken into account what we believe are the necessary size, skills, know-how and experience of our personnel under our development plans, if our assessment was inaccurate or we fail to accurately estimate our future needs, there is a risk that we will be unable to effectively implement our development plans and suffer delays in execution thereunder, and as a consequence our business, financial condition, and results of operations would be adversely affected.
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
U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act (“CCPA”) regarding the use of automated decision-making. California also enacted numerous new laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.
In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements are expected to apply from August 2, 2026, though this may be subject to change pending ongoing EU legislative developments. The EU AI Act will apply to companies that develop, use and/or provide artificial intelligence in the EU and, in relation to AI developed or deployed by the Company depending on the artificial intelligence use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, with fines for breaches of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilities civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us.
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
See “Our expanded use of AI and generative AI technologies, including their incorporation into our offerings, may expose us to increased liability and new regulatory, compliance, and ethical risks” below for further information.
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
A version of our Rich Media Content Management System and its underlying APIs is licensed to the public under an open source license, which could negatively affect our ability to monetize our offerings and protect our intellectual property rights.
We make a version of our Rich Media Content Management System and its underlying APIs, Kaltura Community Edition (“Kaltura CE”), available to the public at no charge under an open source license, the Affero General Public License version 3.0 (“AGPL”). Although Kaltura CE does not include many widely used Kaltura applications, it can be used on a self-hosted basis as a standalone video platform. The AGPL grants licensees broad freedom to view, use, copy, modify and redistribute the source code of Kaltura CE.Anyone can download a free copy of this version of our platform from the internet, and we neither know who all of our AGPL licensees are, nor have visibility into how Kaltura CE is being used by licensees, so our ability to detect violations of the open source license is extremely limited. Additionally, even if we become aware of any violations, open source licenses, including the AGPL, have not been widely interpreted by courts, leading to uncertainty surrounding any ability to enforce such licenses.
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

It is also possible for competitors to develop their own software based on Kaltura CE. Although under the terms of the AGPL the source code for this software would also need to be made available to the public, such competitive products could reduce the demand for and put pricing pressure on our offerings. We cannot guarantee that we will be able to compete successfully against current and future competitors, some of which may have greater resources than we have, or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins, and loss of market share. Any of the foregoing could harm our business, financial condition, results of operations and cash flows
The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, some of whom have greater financial, technical, and other resources than we do. If we do not compete successfully, our business, financial condition and results of operations could be harmed.
The markets in which we compete, including "Enterprise Video and Rich Media Content Creation and Management Systems", "Conversation Automation and Agentic Engagement Solutions", "Virtual Events, Webinars, and Interactive Learning Experiences", and "Cloud TV Software", are evolving rapidly and remain highly fragmented. Many of our current and potential competitors are larger organizations with significantly greater financial, technical, and marketing resources, broader customer bases, and stronger brand recognition than we have. These factors may enable them to compete more aggressively on pricing, invest in more extensive research and development, or bundle additional products and services alongside their video offerings. In addition, new market entrants and continued industry consolidation can further intensify competition, creating fewer but larger competitors with enhanced capabilities. We believe our ability to compete successfully depends on a variety of factors, some of which are beyond our control, including:
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
The sales prices for our offerings may be subject to change for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products, promotional programs, general economic conditions, or our marketing, user acquisition and technology costs and, as a result, we anticipate that we will need to change our pricing model from time to time. In the past, we have sometimes adjusted our prices for individual customers in certain situations, and expect to continue to do so in the future. Moreover, demand for our offerings is price-sensitive. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future, in particular as a result of the volatile economic climate, thereby leading to increased pricing pressures. Larger competitors with more diverse offerings may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide for free. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both, and we may be unable to attract new customers or grow and retain our customer base based on our historical pricing. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and resellers are willing to pay in those countries and regions. As we develop and introduce new offerings, as well as features, integrations, capabilities, and other enhancements, we may need to, or choose to, revise our pricing. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract customers in response to competitive or other pressures. Any decrease in the sales prices for our products, without a corresponding decrease in costs, increase in volume or increase in revenue from our other offerings, would adversely affect our revenue and gross profit. This is particularly true with respect to our Events product and TVCMS solution, which generally entail significantly higher up-front costs compared to our other offerings. We cannot assure you that we will be able to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.
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

Additionally, the industry in which we operate is generally characterized by significant competition for skilled personnel, especially in areas of our business that require expertise with AI and other emerging technologies, as well as high employee attrition. There is a shortage in personnel with the relevant know-how and experience for the development of our platform and products, particularly for DevOps, engineering, research and development, sales, and support positions, and we may not be successful in attracting, integrating, and retaining qualified personnel to fulfill our current and future needs. Many of the companies against which we compete for personnel have greater financial resources, scale and branding than we do, and it may be more difficult for us to attract and retain qualified personnel predominately in Israel, where most of our research and development positions are located, and in New York, where our headquarters is located. These competitors may also actively seek to hire our existing personnel away from us, even if such employee has entered into a non-compete agreement. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work. For example, Israeli labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer that have been recognized by the courts, such as the protection of a company’s confidential information or other intellectual property, taking into account, among other things, the employee’s tenure, position, and the degree to which the non-compete undertaking limits the employee’s freedom of occupation. We may not be able to make such a demonstration. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged their former employers’ proprietary or other confidential information or incorporated such information into our products, which could include claims that such former employers therefore own or otherwise have rights to their inventions or other work product developed while employed by us.
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
Our platform, products and solutions address the needs of customers and end users around the world, and we see continued international expansion as a significant opportunity. For the years ended December 31, 2025, 2024 and 2023, we generated approximately 47%, 47% and 48% of our revenue, respectively, from customers outside the United States. Our customers, end users, employees and partners are located in a number of different jurisdictions worldwide, and we expect our operations to become more globally diversified. Our current international operations involve, and future initiatives will also involve, a variety of risks, including:
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
•risks relating to the implementation of exchange controls, including restrictions promulgated by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the Bureau of Industry and Security (BIS) at the United States Department of Commerce, and other similar trade protection regulations and measures in the United States, EU, UK, or in other jurisdictions;
•reduced ability to timely collect amounts owed to us by our customers in countries where our recourse may be more limited;
•slower than anticipated availability and adoption of cloud infrastructures by international businesses, which would increase our on-premise deployments;
•limitations on our ability to reinvest or transfer earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•limited or unfavorable—including greater difficulty in enforcing—intellectual property protection; and
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies, and enter into other strategic transactions and relationships in the ordinary course. For example, expanding our AI capabilities is a current focus: in 2025, we acquired eSelf AI, a multimodal AI lab developing technology for agentic interactions with live avatars and in March 2026, we signed a definitive agreement to acquire PathFactory, a provider of content journey orchestration and engagement analytics solutions.
We may pursue other targeted acquisitions or investments in specialized verticals or AI-centric companies as part of our strategy to enhance our product offerings. Our ability to grow our revenues, earnings, and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions, investments and other strategic transactions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets, the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms and cultural and other differences posing significant challenges hindering successful post-merger integration. In addition, competition for acquisitions, investments and other strategic transactions may result in higher purchase prices or other terms less economically favorable to us. Changes in accounting or regulatory requirements or instability in the credit markets or economic climate could also adversely impact our ability to consummate these transactions on acceptable terms or at all.
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
Any security breach, data loss, or other compromise, including those resulting from a cybersecurity attack, social engineering, phishing attack, human or technological error, or any unauthorized access, unauthorized usage (including malfeasance by insiders), malware (including ransomware), malicious code, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services, virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, Confidential Information, damage to our reputation, litigation (such as class actions), regulatory investigations and enforcement actions, reputational harm, loss of existing or future customers, imposition of fines, or other liabilities. These attacks may come from diverse threat actors, such as individual hackers, hacktivists, criminal groups, and state-sponsored organizations. For example, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments.
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

Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, effectively protect our IT Systems and Confidential Information. Additionally, there can be no assurance that our cybersecurity measures and tools will not be circumvented or penetrated by attackers or would keep pace with the constantly evolving threats in a timely manner. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, data recovery or other services. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on economically reasonable terms or at all or that our insurers will not deny coverage as to any future claim.
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
We have launched and recently further enhanced AI-driven offerings, including Work Genie and Class Genie, Agentic Avatars, Publishing Agents and Content Lab, that rely on generative models or other advanced algorithms.

The continuous development, maintenance and operation of our AI-driven offerings is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. These AI tools may inadvertently produce inaccurate, misleading or biased outputs or other discriminatory or unexpected results such as hallucinatory behavior, in each case potentially leading to harm to our reputation, business or customer relationships and to potential claims by customers and other third parties. For example, the underlying model can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.
Our efforts to develop AI-driven offerings could increase our operating costs, and our ability to develop any such offerings may be limited by our access to processing infrastructure or training data, as we do not license data from third parties nor train our models on third parties' or customers' data. Additionally, we may be dependent on third-party providers for processing infrastructure resources such as cloud facilities providers and others, which could increase our operating costs. Nonetheless, the expansion of AI based usage and offering, may create a need for additional data sources for training, which in turn could require us to explore more alternatives and accommodate the risks associated therewith, such as such data source integrity and freedom from third party rights or bias information.
Certain of the data that we use in developing our AI solutions is licensed from third parties, and we are dependent upon our ability to obtain necessary data licenses within appropriate time frames and on commercially reasonable terms, and such third parties’ assurances that such data was obtained and provided to us lawfully. Our data suppliers may withhold their data from us in certain circumstances, for example: if there is a competitive reason to do so; if we breach our contract with a supplier; if they are acquired by one of our competitors; or if new laws or case law restrict the use or dissemination of the data they provide. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality, vendor or other standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our standards, our ability to provide products and services to our customers, and our revenue prospects, could be materially adversely impacted.
Our AI-driven offerings could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such AI offerings.
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
More broadly, whether a work of authorship or an invention developed by humans and AI together can be adequately protected by copyright or patent law is still an unresolved area of law in the U.S. In addition, if we are deemed to not have sufficient rights to the data we use to train our generative AI, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of certain generative AI tools, and in which the outcome of such litigation is uncertain.
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI offerings or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition. Given the long history of development of AI offerings, other parties may also have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI offerings.
Further, the market for AI-driven offerings is rapidly evolving, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our offerings may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI is uncertain. Our failure to successfully develop and commercialize our products or services involving AI could negatively impact our stock and finances.

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
In 2025, we acquired eSelf AI, a multimodal AI lab developing technology for agentic interactions with live avatars. We may pursue other targeted acquisitions or investments in specialized verticals or AI-centric companies as part of our strategy to expand our product offerings.
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
We may not be able to register our intellectual property rights in all jurisdictions where we conduct or anticipate conducting business, may experience conflicts with third parties who contest our applications to register our intellectual property, or may choose to register intellectual property rights that do not cover all aspects of an invention or work.
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
We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, dilute, or diminish the value of our domain names, trademarks and other proprietary rights. Additionally, our trademarks may be opposed, otherwise challenged or declared invalid, unenforceable or generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks, which we need in order to build name recognition with customers. If third parties succeed in registering or developing common law rights in such trademarks and we are not successful in challenging such third-party rights, or if our trademark rights are successfully challenged, we may not be able to use our trademarks to commercialize our products in certain relevant jurisdictions.
Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create offerings that compete with ours, or to otherwise infringe or misappropriate our intellectual property. Effective patent, trademark, copyright trade secret and other intellectual property right protection may not be available to us in every country in which our products are available.
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
Litigation may be necessary to enforce and protect our trade secrets and other intellectual property and proprietary rights, which may include bringing and defending claims from third parties, which could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity, and enforceability of such rights. Our inability to protect our proprietary technology or our brand against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings or impair their functionality, delay introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, result in us and / or our customers being required to cease use of all or part of existing offerings, or injure our reputation. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Our offerings incorporate open source software, and we expect to continue to incorporate open-source software in our offerings in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. Some open-source licenses may subject us to certain requirements, including requirements that we offer additional portions of our solutions for reduced or no cost, that we make publicly available at no charge the source code for modifications or derivative works we create based upon, incorporating, linking to or using the open-source software (which could include valuable proprietary code), and that we license such modifications or derivative works under the terms of applicable open-source licenses. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our offerings that contain the open-source software and required to comply with onerous conditions or restrictions on these offerings, which could disrupt the distribution and sale of these offerings.

We could also face claims from third parties demanding the release of or license of the open-source software or derivative works we develop using such software. In addition, there have been claims challenging the ownership rights in open-source software against companies that incorporate open-source software into their products, and the licensors of such open-source software provide no warranties or indemnities with respect to such claims. In any of these events, we and / or our customers could be required to seek licenses from third parties in order to continue offering or using (as applicable) our platform, products, and solutions, which may not be available on reasonable terms or at all, to publicly release the affected portions of the affected source code, and / or to re-engineer our offerings or discontinue the sale of our offerings in the event re-engineering cannot be accomplished on a timely basis or at all.
We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.
We receive, collect, store, process, transfer, share and otherwise use or host Personal Information, including data relating to users of our offerings, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including Personal Information and other sensitive information about individuals. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal, and protection of Personal Information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to customers and other third parties related to privacy, data protection and data security. The regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain, complex and lacking worldwide unified standards, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, hosting, security, processing, transfer or disclosure of Personal Information, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such Personal Information must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, host, process, transfer, and otherwise use user data or develop new services and features. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.
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
In addition, the Video Privacy Protection Act (“VPPA”), which restricts the disclosure of consumers’ video viewing information, and state wiretapping statutes, such as the California Invasion of Privacy Act (“CIPA”), have become the basis for a significant increase in class action litigation targeting companies that deliver video content online or deploy cookies and similar tracking technologies. Given the nature of our business and our use of cookies and similar technologies, , we may be exposed to claims under these or similar statutes. Such claims could result in class action litigation and statutory damages, which could adversely affect our business, financial condition, and results of operations.
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

We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors, implement alternative data transfer mechanisms and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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
We may be subject to online content regulations, and our actual or perceived failure to comply with applicable regulations could adversely affect our business.

The EU, UK and certain other jurisdictions have enacted, or may enact in the future, regulations that may govern the content that we or our users share or make available via the solutions we offer. In the EU, the Digital Services Act (the “DSA”) sets out rules regarding, in addition to other related matters, the potential liability of providers of certain online solutions for content shared or made available via those solutions. In the United Kingdom, the Online Safety Act 2023 (the “OSA”) similarly imposes requirements on providers of certain online user-to-user (and search) services to protect users from illegal and harmful content, and other related matters. The DSA and OSA may increase our compliance costs, expose us to potential regulatory action and liability and / or require changes to our user interfaces, processes, operations, and business practices, which may adversely affect our ability to attract, retain, and provide our services to customers, and may otherwise adversely affect our business, results of operations, and financial condition. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or GBP 18 million (whichever is greater).
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
We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Moreover, due to the volatile economic climate and increased inflation and uncertainty around interest rates, the net cash derived from our operations may be reduced while the availability of new financing may be limited, costly or unavailable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
As of December 31, 2025, we had approximately $29.0 million of borrowings outstanding under the Term Loan Facility (as defined below) and $25.0 million available for additional borrowings under the Revolving Credit Facility (as defined below). If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds.
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
•we may be vulnerable during a downturn in general economic conditions or in our business, or may be unable to carry on capital spending that is important to our growth; and
•if, due to the volatile economic climate and increased inflation and unpredictable interest rates, the net cash derived from our operations decreases and the cost of financing increases, and we fail to pursue adequate measures to adapt to those changes, we may fail to satisfy our financial covenants under the Term Loan Facility and Revolving Credit Facility, or otherwise lack the financial resources or financing required to pursue our annual operation plan.
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
In some cases, our software and related technology may be subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce. Restrictions may also apply to the provision of certain services, software updates, or technical support, including where access is provided through cloud environments. Our business must also be conducted in compliance with applicable trade and economic sanctions laws and regulations, including those administered and enforced by OFAC, the U.S. Department of State, the U.S. Department of Commerce, and other relevant regulators and sanctions authorities in our countries of operation (collectively, “Trade Controls”). As such, licenses may be required to export or re-export our products, or transfer or release our technology, or for providing related services, to certain countries and end users, as well as for certain end uses.
In addition, relevant regulators have modified and may further modify the scope or administration of encryption-related controls, including in Israel, which could change our licensing or reporting obligations. We have certain limited customer and third party relationships in territories subject to significant export controls. In response to the Russian invasion of Ukraine, the U.S. government, the European Union, the United Kingdom and other countries and jurisdictions in which we operate, have imposed enhanced export and import controls and economic sanctions targeting Russia and Belarus, including for example, certain industry sectors, products and professional services related to Russia, and have also designated certain individuals and entities as subject to blocking or asset freeze measures, which may restrict dealings with those designated persons or entities owned or controlled by such persons, and may impose additional Trade Controls in the future. Consequently, we have reassessed those relationships and have been taking ongoing measures to comply with these Trade Controls. These Trade Controls are evolving and undergoing constant changes as the war continues, which may require reassessment, changes in or cessation of our dealings with Russia and other regimes in the region or elsewhere. It is not possible to assess the full impact of those developments. These and any additional Trade Controls, as well as any responses from Russia, could adversely impact our operations and negatively impact our business in the region.
Our global operations expose us to the risk of violating, or being accused of violating, Trade Controls.
. While we have procedures in place designed to comply with Trade Controls, we cannot guarantee that these procedures will be successfully followed or keep pace with the the changes in our products and expanding product lines, ongoing regulatory changes or that the relevant regulators shall apply the same interpretation, judgment and standards as we do, and failure to comply could subject us to both civil and criminal penalties, including substantial fines, disgorgement of profits, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities.
Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our offerings are widely distributed throughout the world and are, in some cases, available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties. Investigations of alleged violations can be expensive and disruptive.
In addition, various countries regulate the export or import of certain encryption technology, including through export or import permit and license requirements, and have enacted laws that could limit our ability to distribute our offerings or the ability of our customers or end users to implement our offerings in those countries. Changes in our offerings or changes in export and import regulations in such countries may create delays in the introduction of our offerings into international markets, prevent our end-customers with international operations from deploying our offerings globally or, in some cases, prevent or delay the export or import of our offerings to certain countries, governments, or persons altogether. [, Any change in export or import laws or regulations, Trade Controls or related legislation, shift in the enforcement or scope of existing export, import or Trade Controls laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or Trade Controls laws or regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations.
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
Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business, results of operations, and financial condition. The U.S. government has recently imposed significant tariffs on imports from certain jurisdictions and may impose other substantial increases in tariffs on goods imported into the United States in the near future, which has led to corresponding punitive actions by the countries with which the U.S. trades and may lead to further such actions.
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

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”), was signed into law in the United States, which includes revisions to certain business tax provisions such as the expansion of rules related to deductibility of executive compensation, the reinstatement of bonus depreciation deductions for qualified property, the restoration of EBITDA-based business interest expense limitation and certain changes relating to the taxation of non-US activities. To the extent that these or other changes have a negative impact on us or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact us, our business, financial condition, results of operations and cash flow.
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
Pillar One focused on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than the historical “permanent establishment” concept. Pillar Two, among other things, introduced a global minimum tax. In October 2021, 137 member jurisdictions of the G20/OECD Inclusive Framework on BEPS joined the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” which sets forth the key terms of such Two-Pillar Solution, including a reallocation of taxing rights among market jurisdictions under Pillar One and a global minimum tax rate of 15% under Pillar Two. On June 28, 2025, the G7 and the U.S. Department of the Treasury issued a statement indicating the G7’s commitment to a side-by-side system that would exclude U.S. parented groups from certain aspects of the Pillar Two minimum global tax principles. On January 5, 2026, more than 145 countries in the OECD/G20 Inclusive Framework agreed to have U.S. headquartered companies remain subject to only U.S. global minimum taxes while exempting them from Pillar Two. However, the precise contours of this side-by-side agreement as well as the details about its implementation by specific jurisdictions are uncertain and it is unclear what impact, if any, adoption of these guidelines and their implementations may have on taxes applicable to us, which may include increased taxes in the countries we do business in. The foregoing tax changes and other possible future tax changes may have an adverse impact on us, our business, financial condition, results of operations and cash flow.
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
As of December 31, 2025 we had U.S. federal net operating loss carryforwards of approximately $183 million and U.S. state net operating loss carryforwards of approximately $162 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards, including with respect to the net operating loss carryforwards of companies that we have acquired or may acquire in the future, could cause us to become an income tax payer earlier than we would otherwise become if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards.
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
We have offices near Tel Aviv, Israel where our primary research and development, human resources, and certain other finance and administrative activities are based. In addition, a number of our officers and directors are residents of Israel. As of December 31, 2025, we had 294 full-time employees in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition the overthrow of the Assad regime and installation of a new Syrian government has created further instability in the region and left the geopolitical and security situation in Syria and the country’s potential role in the armed conflicts in the region uncertain. It is currently not possible to predict the duration or severity of the ongoing conflicts or their effect on our business, operations and financial conditions. The ongoing conflicts are rapidly evolving and developing, and could disrupt our business and operations. Any hostilities, armed conflicts, terrorist activities involving Israel and/or the United States or the interruption or curtailment of trade between Israel and its trading partners, or the interruption or curtailment of maritime trade and transportation in the Gulf Area, or any political instability in the Middle East, Gulf Area or other regions could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital. Specifically, our operations could be disrupted by the obligations of our personnel to perform military service. In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our officers and employees in Israel have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas and others, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
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
Future sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 1, 2026, we had 148,735,559 shares of our common stock outstanding. All shares of our common stock may be resold in the public market immediately without restriction, unless restricted as a result of securities laws or purchased or held by one of our affiliates, in which case the resale of such securities will generally be subject to volume limitations and other requirements under Rule 144 of the Securities Act.
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
We have 851,264,441 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of March 1, 2026. Subject to compliance with applicable rules and regulations, we may issue common stock or securities convertible into common stock from time to time for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, acquisition, investment, our equity incentive plans or otherwise.
As of December 31, 2025, we had 13,615,770 shares of our common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $3.37 per share, all of which were fully vested as of such date, 9,635,959 shares of our common stock issuable upon the vesting of restricted stock units and 7,331,910 additional shares of our common stock reserved for future issuance under our 2021 Incentive Award Plan. Any additional shares of common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, or in connection with the exercise of outstanding warrants, would dilute the percentage ownership and voting power held by existing stockholders. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our common stock to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of our company, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.
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
As a public company listed in the United States, we incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.
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
We are an “emerging growth company”, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
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

We will cease to be an emerging growth company if (i) we have $1.235 billion or more in annual revenue in any fiscal year, (ii) the market value of our common stock held by non-affiliates is at least $700 million as of the end of our most recently completed second fiscal quarter, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. Accordingly, we expect to cease being an emerging growth company as of December 31, 2026.
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
Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, any pandemic, epidemic or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, Middle East, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. Any limitations on travel and doing business in person may negatively affect our customer success efforts, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could adversely affect our business, financial condition and results of operations. A disruption in the operations of our customers and technology partners, including as a result of travel restrictions and/or business shutdowns, could negatively impact our business, financial condition, and results of operations. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.
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
Item 1B. Unresolved Staff Comments
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
Our management team, including the CISO, Data Privacy Officer (DPO) and Chief Product, Engineering and Marketing Officer, responsible for the assessment and mitigation of cybersecurity threats and overseeing both our internal security personnel and external cybersecurity consultants. Our management team’s cumulative experience includes decades of specialized work in cybersecurity, spanning large-scale cloud-native environments and global public companies. Our CISO is a graduate of John Bryce’s Information Security Management (CISO) program, an executive-level curriculum focused on strategic risk management, the intersection of technology, business management, and regulatory law. He brings extensive experience in driving security strategy and innovation within complex, multi-account AWS infrastructures. His professional background includes serving as Director of Security Operations and SecOps & IR Team Lead at Kaltura, as well as holding key technical roles such as Cyber Security Engineer at Imperva and Network Operations Engineer at RSA Security. His expertise encompasses enterprise cyber defense, risk management, and the design of resilient security architectures. The team reporting to our CISO includes specialists in Cyber Detection and Response, Red Teaming, and Security Compliance Auditing, ensuring a comprehensive approach to both offensive and defensive security postures.
Our Data Privacy Officer (DPO) brings over 15 years of experience advising technology and SaaS organizations on global data protection and compliance frameworks, including leadership of enterprise-wide data privacy initiatives ensuring compliance with the General Data Protection Regulation (GDPR), the California Consumer Privacy Act and California Privacy Rights Act (CCPA/CPRA), and related international privacy regimes. In this capacity, the DPO oversees the governance of Data Processing Agreements (DPAs), including the review, drafting, and negotiation of such agreements with customers, partners, and vendors, as well as the management of Data Subject Access Requests (DSARs) to ensure compliance with applicable response timelines and data integrity requirements. The DPO also serves in a strategic advisory role on privacy and security matters across our Legal, IT Security, Product, Human Resources, Sales, and Compliance teams, and is responsible for ongoing research and policy development relating to evolving data protection laws, cybersecurity trends, and industry best practices. The DPO holds an LL.M. in Cyber Law and Data Privacy from Drexel University, Thomas R. Kline School of Law, earned with High Distinction, as well as a Certificate in Data Privacy Strategy from Cornell University.
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
Holders
    As of March 1, 2026, there were 796 holders of record of our common stock. The number of record holders does not include persons who hold shares of our common stock in nominee or “street name” accounts through brokers.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information with respect to the Company’s purchases of its common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2025 to October 31, 2025	—	$—	—	$—
November 1, 2025 to November 30, 2025	14,443,739	$1.15	14,443,739	$290
December 1, 2025 to December 31, 2025	—	$—	—	$—
Total	14,443,739	$1.15	14,443,739	$290
(1) On November 7, 2025, the Company entered into a stock purchase agreement (the “2025 Stock Purchase Agreement” ) with Special Situations Investing Group II, LLC (the “Sellers”), pursuant to which the Company repurchased 14,443,739 shares of common stock from the Sellers at a purchase price of $16,610,300 representing a price per share of $1.15, calculated on the basis of a 25% discount over the average daily VWAP over the 30-day period ending on November 5, 2025. In addition, the Board terminated the 2025 Repurchase Program.

Performance Graph
The following graph and table illustrate the total return from July 21, 2021 through December 31, 2025 for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Computer & Data Processing Index. The graph and the table assume that $100 was invested on July 21, 2021 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Computer & Data Processing Index, and that any dividends were reinvested.
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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024, and year-to-year comparisons between fiscal 2025 and fiscal 2024. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 20, 2025
Overview
We, Kaltura, Inc. (“Kaltura,” “we,” “us,” or “our”), are a market-leading provider of video and rich media offerings for enterprises. Our mission is to power rich, agentic digital experiences across organizational journeys for customers, employees, learners, and audiences.
Kaltura's Digital Experience Platform enables organizations to create, manage, and deliver video and rich media experiences that increasingly incorporate agentic artificial intelligence (“AI”) capabilities, including conversational interfaces, workflow automation, and outcome-oriented engagement across digital touchpoints. We believe this combination of video, rich media and agentic capabilities enables organizations to move beyond static, one-size-fits-all digital experiences toward more personalized, contextual, and interactive agentic digital experiences at scale.
Video and other forms of rich media - including interactive, data-driven, and conversational media - are central to digital interaction and engagement, transforming how people communicate, work, learn, and consume content. For organizations, rich media increasingly sits at the core of digital transformation initiatives, with businesses adopting media-driven solutions to engage customers, employees, learners, and audiences across a growing range of use cases. At the same time, advances in generative artificial intelligence (“Gen AI”) are enabling the real-time and automated creation of highly personalized and contextually relevant content, including video and other forms of rich media. We believe the convergence of rich media and AI is increasing the scale, speed, and strategic importance of digital experiences and driving demand for platforms that support more interactive, contextual, and outcome-oriented engagement.
Founded in 2006, Kaltura was among the pioneers to recognize the potential of integrating video into enterprise workflows and to offer a system for enterprise video content management and online video publishing. Over time, we expanded our platform to support additional experiences, including virtual events and webinars and cloud-based television services. Today, Kaltura provides a cloud-based rich media platform designed to help organizations create, manage, and deliver rich media experiences at scale across customer-facing, employee-facing, learner-facing, and audience-facing use cases.
Our Digital Experience platform is designed around three core layers: rich media content creation, rich media content management, and rich media experiences. Together, these layers enable organizations to produce and generate live and on-demand video and other forms of rich media, securely manage content, users, permissions, and metadata across enterprise and media environments, and deliver media-rich experiences across a wide range of internal and external workflows. The platform increasingly incorporates agentic AI-driven capabilities designed to enable more interactive, contextual, and goal-oriented experiences, while maintaining enterprise-grade security, privacy, and governance.
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

To support our AI capabilities, in 2025, we acquired eSelf AI, a multimodal AI lab developing technology for agentic interactions with live avatars. Through this acquisition, we expanded our content creation and experience capabilities to include AI-generated video and avatar-based interactions, enhancing our rich media content creation layer. In addition, in March, 2026, we entered into a definitive agreement to acquire PathFactory, a provider of content journey orchestration and engagement analytics solutions. We believe this acquisition, once completed, would strengthen our position in the emerging conversation automation and agentic engagement solutions market and complement our recent acquisition of eSelf AI by adding journey-level orchestration, intent data, analytics, and integrations across additional content types and enterprise systems. The transaction has not yet closed, and there can be no assurance that it will be completed or that the anticipated benefits will be realized.
We generate revenue primarily from the sale of Software-as-a-Service (“SaaS”) subscriptions, and we also derive revenue from platform usage license subscriptions and associated professional services. Our sales typically target medium to large enterprises, educational institutions, technology providers, and media and telecom companies. In addition, we are expanding our go-to-market approaches to support a wider range of adoption models and customer sizes. Our professional services revenue is generally driven by implementation and support services for new and existing customers.
In August 2025, our Board of Directors approved a reorganization plan (the “2025 Reorganization Plan) that included, among other things, downsizing approximately 10% of our workforce and adapting our organizational structure, roles, and responsibilities accordingly. The total cost reduction from the downsizing in connection with the 2025 Reorganization Plan on an annualized basis is expected to be approximately $8.5 million. The 2025 Reorganization Plan, which was completed in the third quarter of 2025, is focused on realigning the Company’s operations to further increase efficiency and productivity, alongside our integration of enhanced AI-based technologies, to align the Company’s business strategy in light of uncertainties in the current macro-economic climate, and to support the Company’s growth and profitability initiatives.
We organize our business into two reporting segments: (i) Enterprise, Education, and Technology (“EE&T”); and (ii) Media and Telecom (“M&T”). Accordingly, our financial reporting distinguishes between revenue and gross profit from Subscription and Professional Services from customers who use our products and services to address Entertainment & Monetization use cases (for their audiences), reported in our M&T segment, and those that are attained from customers who are using us to address all other use cases (for their customers, employees, and learners), reported in our EE&T segment. These segments share a common underlying platform consisting of our API-based architecture, as well as unified product development, operations, and administrative resources.
•Enterprise, Education & Technology: In the EE&T segment, subscription revenue is primarily generated on a per full‑time equivalent or platform usage‑license basis for all of our products, in addition to revenue derived from associated professional services. This segment encompasses customers utilizing Kaltura’s solutions to deliver agentic rich-media experiences for their customers, employees, and learners such as buyer enablement, employee recruiting, learning and teaching. Contracts in this segment typically range from 12 to 24 months, with billing generally executed on an annual basis.
•Media & Telecom: The M&T segment includes revenue from customers using Kaltura to deliver entertainment and streaming use cases to their audiences, along with the associated professional services. For customers of our telecom TVCMS and TV Streaming Applications, revenue is recognized primarily on a per end‑subscriber basis, while media customers leveraging our Online Video Platform are billed on a platform usage‑license basis. Contracts in this segment generally extend for two to five years, with billing performed on either a quarterly or annual basis. Implementation of TV offerings typically requires six to 12 months, with upfront resource requirements generally higher than those for our other offerings. Consequently, there is an extended period from initial booking to go‑live, accompanied by a higher proportion of professional services revenue relative to overall revenue. Additionally, a greater share of revenue in this segment is derived from customers licensing our offerings through private cloud and on‑premise deployments, which has an impact on our gross margin.

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue
Enterprise, Education & Technology	$134,435	$128,704	$125,154
Media & Telecom	46,419	50,013	50,018
Total Revenue	$180,854	$178,717	$175,172
Gross Profit
Enterprise, Education & Technology	103,955	96,928	91,624
Media & Telecom	23,714	22,178	20,610
Total Gross Profit	$127,669	$119,106	$112,234
We employ a “land and expand” strategy with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. For the years ended December 31, 2025 and 2024, our Net Dollar Retention Rate was 100%. Our Annualized Recurring Revenue (as defined below), declined by 3% in the year ended December 31, 2025, compared to the year ended December 31, 2024.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
We are expanding our go-to-market approaches to support a wider range of adoption models and customer sizes. We believe certain of our newer offerings, particularly AI-assisted content creation tools and conversational rich media agents, are well suited for more targeted departmental deployments, self-service adoption, and product-led growth (“PLG”) motions. These offerings may enable us to engage smaller organizations, teams, and departments, including small and medium-sized businesses (“SMBs”) and individual groups within larger enterprises, while remaining complementary to our core enterprise business. In addition, we are investing in developer-led growth (“DLG”) initiatives by expanding our APIs, SDKs, and developer tools, including planned offerings such as an Agentic Avatar SDK. These capabilities are designed to enable independent software vendors (“ISVs”), system integrators, partners, and developers to embed Kaltura-powered rich media and conversational interfaces into their own products, workflows, and applications. We also intend to continue expanding our ecosystem of channel partners, including co-sell, resell, OEM, and marketplace relationships. We believe that broader partner distribution, including through cloud marketplaces and digital channels, may increase reach, reduce customer acquisition costs, and accelerate adoption across both enterprise and self-service use cases.
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

Acquiring New Customers
We remain focused on acquiring customers across our key verticals (technology, education, regulated industries, professional and commercial services, and media & telecom). Our approach includes direct enterprise sales for larger customers, as well as channel partnerships and more self-serve or inside sales–led motions to capture small and medium enterprises (“SMEs”). We believe that increasing brand awareness and continued product innovation will help us attract new customers across geographies and industries. We also continue to provide our self-serve offering that can be purchased completely online, which serves as a demand generation engine for our low-touch and enterprise offerings. We believe this will enable us to efficiently acquire smaller customers across all industries over time – expanding beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing our platform to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions — such as our newly introduced Gen AI-powered capabilities and expanded application suites — we aim to drive higher usage and expand overall revenue. Our strong integration, ongoing support, and a commitment to evolving security and compliance requirements also helps us support sustained customer adoption and usage growth. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the year ended December 31, 2025, our Net Dollar Retention Rate was 100%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands, except percentages)
Net Dollar Retention Rate	100%	100%	101%

	As of December
	2025	2024	2023
	(in thousands)
Remaining Performance Obligations(1)	$166,347	$176,947	$165,010
Annualized Recurring Revenue	$168,197	$173,900	$164,723
(1) Remaining Performance Obligations as of December 31, 2024 and December 31, 2023 reflect a reassessment of the historical treatment of certain customer contracts that contain “termination for convenience” clauses, which has resulted in a negative adjustment of $26,432 and,$20,295, respectively.

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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of December 31, 2025, our Remaining Performance Obligations was $166.3 million, which consists of both billed consideration in the amount of $62.4 million and unbilled consideration in the amount of $103.9 million that we expect to invoice and recognize in future periods. We expect to recognize 64% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before financial expenses (income), net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, facility exit and transition costs, war-related expenses, restructuring charges, certain professional consulting and other expenses associated with strategic initiatives and acquisition related expenses.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net loss	$(12,072)	$(31,315)	$(46,366)
Financial expenses (income), net (a)	4,047	(434)	(1,200)
Provision for income taxes	3,062	7,650	8,911
Depreciation and amortization	4,503	5,064	4,717
EBITDA	(460)	(19,035)	(33,938)
Non-cash stock-based compensation expense	16,492	26,264	29,980
Facility exit and transition costs (b)	—	—	154
Restructuring (c)	903	—	973
War related costs (d)	—	44	331
Strategic initiatives expenses (e)	1,284	—	—
Acquisition related expenses (f)	428	—	—
Adjusted EBITDA	$18,647	$7,273	$(2,500)

(a)The years ended December 31, 2025, 2024 and 2023 include $2.2 million, $2.7 million and $3.2 million, respectively, of interest expenses, and $3.0 million, $3.4 million and $2.7 million, respectively, of interest income.
(b)Facility exit and transition costs for the year ended December 31, 2023 include losses from sale of fixed assets and other costs associated with moving to our temporary office in Israel.

(c)The year ended December 31, 2025, includes employee termination benefits incurred in connection with the 2025 Reorganization Plan and the year ended December 31, 2023 includes employee termination benefits incurred in connection with the 2023 Restructuring Plan.

(d)The years ended December 31, 2024 and December 31, 2023 include costs related to conflicts in Israel. These costs are attributable to the temporary relocation of key employees from Israel for business continuity purposes, the purchase of emergency equipment for key employees, charitable donations to communities directly impacted by the war, and office fixes and modifications.

(e)Strategic initiatives expenses for the year ended December 31, 2025 relate to professional fees, consulting services and other costs associated with strategic initiatives.
(f)Acquisition related expenses for the year ended December 31, 2025 consist of professional fees, consulting services and other transaction-related costs incurred in connection with the acquisition of eSelf AI.
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
Cost of revenue decreased in absolute dollars from the year ended December 31, 2024 to the year ended December 31, 2025. For the years ended December 31, 2025 and 2024, our cost of revenue was $53,185 and $59,611, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, our gross margins were 71% (77% for subscription and (54)% for professional services), 67% (75% for subscription and (55)% for professional services) and 64% (73% for subscription and (51)% for professional services), respectively.
For our EE&T segment, gross margins for the years ended December 31, 2025, 2024 and 2023 were 77% (83% for subscription and (138)% for professional services), 75% (82% for subscription and (97)% for professional services) and 73% (79% for subscription and (78)% for professional services), respectively.
For our M&T segment, gross margins for the years ended December 31, 2025, 2024 and 2023 were 51% (57% for subscription and 2% for professional services), 44% (55% for subscription and (25)% for professional services) and 41% (55% for subscription and (35)% for professional services), respectively.

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
Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. We expect our sales and marketing expenses to increase as a percentage of revenue.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. Additional expenses include costs for other operational and administrative functions, professional fees for external legal, accounting, and consulting services, directors’ and officers’ insurance, and strategic initiatives. We expect our general and administrative expenses to gradually decrease as a percentage of revenue.
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

	Year Ended December 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Enterprise, Education & Technology	$134,435	$128,704	$5,731	4%
Media & Telecom	46,419	50,013	(3,594)	(7)%
Total revenue	180,854	178,717	2,137	1%
Cost of revenue	53,185	59,611	(6,426)	(11)%
Total gross profit	127,669	119,106	8,563	7%
Operating expenses:
Research and development expenses	45,992	49,430	(3,438)	(7)%
Sales and marketing expenses	44,899	47,766	(2,867)	(6)%
General and administrative expenses	40,838	46,009	(5,171)	(11)%
Restructuring	903	—	903	NM
Total operating expenses	132,632	143,205	(10,573)	(7)%
Loss from operations	4,963	24,099	(19,136)	(79)%
Financial expenses (income), net	4,047	(434)	4,481	(1032)%
Loss before provision for income taxes	9,010	23,665	(14,655)	(62)%
Provision for income taxes	3,062	7,650	(4,588)	(60)%
Net loss	$12,072	$31,315	$(19,243)	(61)%

Comparison of the Years Ended December 31, 2025 and 2024
Segments
We currently manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (74% and 72% of revenue for the year ended December 31, 2025 and 2024, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (26% and 28% of revenue for the year ended December 31, 2025 and 2024, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the years indicated:

	Year Ended December 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription	$130,885	$124,215	$6,670	5%
Professional services	3,550	4,489	(939)	(21)%
Total Enterprise, Education & Technology revenue	$134,435	$128,704	$5,731	4%

Total Enterprise, Education & Technology gross profit (loss):
Subscription	$108,861	$101,284	$7,577	7%
Professional services	(4,906)	(4,356)	(550)	13%
Total Enterprise, Education & Technology gross profit	$103,955	$96,928	$7,027	7%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $5.7 million , or 4%, to $134.4 million for the year ended December 31, 2025, from $128.7 million for the year ended December 31, 2024. The increase is mainly attributable to a $1.6 million increase in revenue from new customers, and a $4.1 million increase from existing customers.
EE&T subscription revenue increased by $6.7 million, or 5%, to $130.9 million for the year ended December 31, 2025, from $124.2 million for the year ended December 31, 2024.
EE&T professional services revenue decreased by $0.9 million, or 21%, to $3.6 million for the year ended December 31, 2025, from $4.5 million for the year ended December 31, 2024. The decrease in professional services revenue mainly reflects the transition of certain development projects to ongoing support and maintenance, now recognized as subscription revenue.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $7.0 million, or 7%, to $104.0 million for the year ended December 31, 2025, from $96.9 million for the year ended December 31, 2024. This increase was mainly due to a $5.7 million increase in revenue, lower headcount and reduction in production costs, which is a result of improved efficiency.
EE&T subscription gross profit increased by $7.6 million, or 7%, to $108.9 million for the year ended December 31, 2025, from $101.3 million for the year ended December 31, 2024.
EE&T professional services gross loss increased by $0.6 million, or 13%, to $4.9 million for the year ended December 31, 2025, from a gross loss of $4.4 million for the year ended December 31, 2024. The increase was primarily due to a reduction in professional services revenue.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Year Ended December 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription	$41,055	$43,466	$(2,411)	(6)%
Professional services	5,364	6,547	(1,183)	(18)%
Total Media & Telecom revenue	$46,419	$50,013	$(3,594)	(7)%

Media & Telecom gross profit (loss):
Subscription	$23,581	$23,845	$(264)	(1)%
Professional services	133	(1,667)	1,800	108%
Total Media & Telecom gross profit	$23,714	$22,178	$1,536	7%
Media & Telecom Revenue
Total M&T revenue decreased by $3.6 million, or 7% to $46.4 million for the year ended December 31, 2025, from $50.0 million for the year ended December 31, 2024. The decrease is mainly attributable to $3.6 million decrease in revenue from existing customers.
M&T subscription revenue decreased by $2.4 million, or 6%, to $41.1 million for the year ended December 31, 2025, from $43.5 million for the year ended December 31, 2024.
M&T professional services revenue decreased by $1.2 million, or 18%, to $5.4 million for the year ended December 31, 2025, from $6.5 million for the year ended December 31, 2024.
Media & Telecom Gross Profit
M&T gross profit increased by $1.5 million, or 7%, to $23.7 million for the year ended December 31, 2025, from $22.2 million for the year ended December 31, 2024. This increase was mainly due to reduction in production and other costs, which is a result of improved efficiency, and reductions in headcount and subcontractor costs following organizational changes implemented at the end of 2024 and in August 2025.
M&T subscription gross profit decreased by $0.3 million, or 1%, to $23.6 million for the year ended December 31, 2025, from $23.8 million for the year ended December 31, 2024.
M&T professional services gross profit increased by $1.8 million, or 108%, to a gross profit of $0.1 million for the year ended December 31, 2025, from a gross loss of $1.7 million for the year ended December 31, 2024. The increase in professional services gross profit was primarily driven by reductions in headcount and subcontractor costs following organizational changes implemented at the end of 2024 and in August 2025.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$31,533	$34,413	$(2,880)	(8)%
Subcontractors and consultants	6,007	7,043	(1,036)	(15)%
IT related	4,725	4,847	(122)	(3)%
Other	3,727	3,127	600	19%
Total research and development expenses	$45,992	$49,430	$(3,438)	(7)%

Research and development expenses decreased by $3.4 million, or 7%, to $46.0 million for the year ended December 31, 2025, from $49.4 million for the year ended December 31, 2024. The decrease was primarily due to a $2.9 million decrease in compensation expenses which were driven by the full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025. In addition the decrease was also due to a $1.0 million decrease in subcontractor and consultant costs, primarily attributable to reduced use of outsourced resources.
Sales and Marketing Expenses

	Year Ended December 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$35,943	$39,182	$(3,239)	(8)%
Subcontractors and consultants	932	685	247	36%
IT related	1,244	1,131	113	10%
Marketing expenses	3,244	3,366	(122)	(4)%
Travel and entertainment	1,072	1,123	(51)	(5)%
Other	2,464	2,279	185	8%
Total sales and marketing expenses	$44,899	$47,766	$(2,867)	(6)%

Sales and marketing expenses decreased by $2.9 million, or 6%, to $44.9 million for the year ended December 31, 2025, from $47.8 million for the year ended December 31, 2024. The decrease was primarily due to a $3.2 million decrease in compensation expenses mainly due to lower headcount and full recognition of high fair value RSUs granted in December 2021, which were fully expensed prior to 2025.

General and Administrative Expenses

	Year Ended December 31,		Period-over-Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$27,475	$32,284	$(4,809)	(15)%
Professional fees and insurance	3,940	4,329	(389)	(9)%
IT related	2,618	2,381	237	10%
Human resources related	1,312	1,328	(16)	(1)%
Subcontractors and consultants	960	1,413	(453)	(32)%
Travel and entertainment	782	751	31	4%
Unused cloud hosting commitment expense	—	1,312	(1,312)	NM
Strategic initiatives	1,284	—	1,284	NM
Acquisition related expenses	428	—	428	NM
Other	2,039	2,211	(172)	(8)%
Total general and administrative expenses	$40,838	$46,009	$(5,171)	(11)%
General and administrative expenses decreased by $5.2 million or 11% , to $40.8 million for the year ended December 31, 2025, from $46.0 million for the year ended December 31, 2024. The decrease was primarily due to a $4.8 million decrease in compensation costs mainly driven by expense acceleration recognized in the comparative period in connection with the cancellation of unvested market-based equity awards granted to the Chief Executive Officer, and by lower stock-based compensation costs, largely reflecting the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025. The decrease also reflects a $1.3 million one-time expense in 2024 associated with the termination of commitments with a cloud hosting service provider. These were partially offset by a $1.3 million increase in strategic initiatives costs, primarily due to professional, consulting, and other expenses, as well as by a $0.4 million increase in acquisition related expenses, incurred in connection with the acquisition of eSelf AI.
Restructuring
Restructuring expenses were $0.9 million for the year ended December 31, 2025 due to the 2025 Reorganization Plan being implemented in the third quarter of 2025 and consisting of employee severance and related costs.
Financial Expenses (Income), net
Financial expense (income), net changed by $4.5 million, to $4.0 million expense, for the year ended December 31, 2025, from $0.4 million income for the year ended December 31, 2024. The change was mainly related to increased expense of $4.5 million related to exchange rate differences primarily driven by the revaluation of NIS‑denominated liabilities. As the USD weakened against the NIS during 2025, these liabilities were remeasured at a lower USD–ILS exchange rate, resulting in a higher carrying amount in USD terms and consequently higher foreign exchange expenses.
Provision for Income Taxes
Provision for income taxes decreased by $4.6 million, or 60%, to $3.1 million for the year ended December 31, 2025, from $7.7 million for the year ended December 31, 2024, primarily due to a decreased tax liability related to income generated by our subsidiaries organized under the laws of Israel.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of December 31, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.

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
If necessary, we may borrow funds under our Revolving Credit Facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the current global economic volatility, including due to uncertainty around U.S. and foreign tariffs and other trade barriers, rising inflation and uncertainty with respect to interest rates, price increases and supply chain issues, deteriorating global political conditions and various other factors, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. Our ability to access capital may also be impacted by political, economic, and military conditions in Israel, including the current security situation or any escalation of conflicts with Israel, and in other regions in which we operate, or changes in the business environment in those regions. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
Repurchase Program
In June 2024, the Company’s Board of Directors authorized a stock repurchase program of the Company’s outstanding common stock (the “2024 Repurchase Program”), which provided for repurchases up to a total of $5 million thereunder. Subsequently, in March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15 million thereunder, which superseded the 2024 Repurchase Program.
On November 7, 2025, pursuant to additional repurchase authority approved by the Board, the Company entered into a stock purchase agreement (the “2025 Stock Purchase Agreement” ) with Special Situations Investing Group II, LLC (the “Sellers”), pursuant to which the Company has repurchased 14,443,739 shares of Common Stock from the Sellers at a purchase price of $16,610,300, representing a price per share of $1.15 for each of the Company’s share of common stock, calculated on the basis of a 25% discount over the average daily VWAP over the 30-day period ending on November 5, 2025. In addition, the Board terminated the 2025 Repurchase Program.

During the year ended December 31, 2025, the Company repurchased 19,087,579 shares of common stock at an weighted average price of $1.37 per share (excluding broker and transaction fees of $139).
Credit Facilities
In January 2021, we entered into a credit agreement (as amended, the “Credit Agreement”) with one of our existing lenders, which provided for a senior secured term loan facility in the aggregate principal amount of $40.0 million (the “Term Loan Facility”) and a senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which thereafter were extended and amended to align our business needs and other developments. In December 2023, we refinanced all amounts outstanding under the then-existing Credit Agreement, and entered into a new amendment to the credit agreement (the “Fifth Amendment”) with an existing lender, which provides for an additional term loan facility of $3.5 million in addition to the existing $31.5 million in term loans outstanding immediately prior to the Fifth Amendment. Commitments under the Revolving Credit Facility decreased to $25.0 million.
In July 2024, we entered into an amendment to the Credit Agreement with an existing lender, in connection with our share repurchase program, which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement, which term includes, among other things, the repurchase of the Company’s outstanding common stock) and conditions for making such payments.

In March 2025 and October 2025, the Company entered into additional amendments to the Credit Agreement, each of which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments to facilitate the Company’s repurchases of securities.
On October 20, 2025, the Company entered into an amendment to the Credit Agreement, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments to facilitate the Company’s repurchases of securities.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.27%, consisting of 3.67% (the 3-month SOFR rate as of December 31, 2025), 0.10% credit spread adjustment and the margin of 2.50%.
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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $0.4 million for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024 (ii) $0.7 million for installments payable on December 31, 2025 ($0.2 million of the amount deferred to January 2025), through September 30, 2025, and (iii) $1.3 million for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2025) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20 million as of the last day of any calendar month.
We were in compliance with these covenants as of December 31, 2025.
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
As of December 31, 2025, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of December 31, 2025, we had approximately $29.0 million of borrowings outstanding under the Term Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)

Net cash provided by operating activities	$14,541	$12,233
Net cash provided by (used in) investing activities	9,050	(12,414)
Net cash used in financing activities	(29,651)	(3,534)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	522	90
Net decrease in cash, cash equivalents, and restricted cash	(5,538)	(3,625)
Cash, cash equivalents, and restricted cash at beginning of period	33,159	36,784
Cash, cash equivalents and restricted cash at end of period	$27,621	$33,159
Operating Activities
Net cash flows provided by operating activities increased by $2.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Net cash provided by operating activities of $14.5 million for the year ended December 31, 2025, was primarily due to $12.1 million in incremental net loss, adjusted for non-cash charges of $31.3 million, and net cash of $4.7 million due to changes in our operating assets and liabilities.

Non-cash charges primarily consisted of depreciation and amortization of $4.5 million, stock-based compensation expenses of $16.5 million and amortization of deferred contract acquisitions and fulfillment costs of $11.2 million, partially offset by non-cash interest income, net of $0.3 million and gain on foreign exchange of $0.5 million. The main drivers of net cash outflows that were derived from the changes in operating assets and liabilities were related to an increase in deferred contract acquisition costs of $5.1 million, an increase of $2.8 million in prepaid expenses and other current assets, a total decrease in employee accruals, accrued expenses, and other liabilities of $1.9 million, a decrease in deferred revenue of a $0.8 million, partially offset by a decrease in trade receivables of a $3.6 million, a net change in operating right-of-use asset and lease liability of $1.5 million and an increase in trade payables of $0.7 million.
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
Investing Activities
Net cash flows provided by investing activities increased by $21.5 million to $9.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Net cash provided by investing activities of $9.1 million for the year ended December 31, 2025 was related to maturities of available-for-sale marketable securities of $71.0 million, partially offset by investment in available-for-sale marketable securities of $54.1 million, payments for businesses acquired of $7.1 million and $0.7 million in capital expenditures.
Net cash used in investing activities of $12.4 million for the year ended December 31, 2024 was related to investment in available-for-sale marketable securities of $50.9 million and $0.5 million in capital expenditures, partially offset by maturities of available-for-sale marketable securities of $39.0 million.
Financing Activities
Net cash flows used in financing activities increased by $26.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Net cash used in financing activities of $29.7 million for the year ended December 31, 2025 was primarily due to repurchase of common stock of $26.2 million, $3.5 million of loan repayments, cash settlement of equity classified share-based payment awards of $3.1 million partially offset by proceeds from the exercise of stock options of $3.1 million.
Net cash used in financing activities of $3.5 million for the year ended December 31, 2024 was primarily due to repurchase of common stock of $2.9 million and $2.2 million of loan repayments partially offset by proceeds from the exercise of stock options of $1.6 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025:

	Payments Due by Period
	(in thousands)
	Less than 1 year	1-3 years	More than 3 years
Debt obligations [1]	$31,051	$—	$—
Operating lease obligations [2]	3,490	8,451	7,637
Purchase obligations [3]	30,466	1,862	—
Total	$65,007	$10,313	$7,637
(1) Represents borrowings outstanding under our Term Loan Facility as of December 31, 2025, together with estimated interest payments thereon based on the interest rates in effect for such indebtedness as of December 31, 2025. See “—Liquidity and Capital Resources - Credit Facilities.”
(2) Represents the lease payments under our operating leases in the U.S. and Israel. The operating lease payments for our lease in Israel assume our exercise of the first extension option for an additional five years. See Note 8, Leases, to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(3) Consists of minimum purchase commitments mainly for our use of certain cloud and other services with third-party providers with a term of 12 months or longer. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
We reported other liabilities of $17.7 million in our consolidated balance sheet at December 31, 2025, which principally consists of unrecognized tax benefits. See Note 12, Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We have excluded these liabilities from the contractual obligations table above. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments.
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
We meet the definition of an “emerging growth company” and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (x) are no longer an emerging growth company, or (y) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies. We expect to cease being an emerging growth company as of December 31, 2026.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the year ended December 31, 2025, of $1.2 million due to NIS (after considering cash-flow hedges) and $5.3 million due to Euros.

Interest Rate Risk
As of December 31, 2025, we had outstanding floating rate debt obligations of $29.0 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.2 million for the year ended December 31, 2025.
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

Item 8. Financial Statements and Supplementary Data

KALTURA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kaltura, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaltura, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
Tel-Aviv, Israel
March 16, 2026

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,521	$33,059
Marketable securities	24,358	48,275
Trade receivables	16,358	19,978
Prepaid expenses and other current assets	13,938	9,481
Deferred contract acquisition and fulfillment costs, current	8,508	10,765

Total current assets	90,683	121,558

LONG-TERM ASSETS:
Marketable securities	10,883	3,379
Property and equipment, net	12,361	16,190
Other assets, noncurrent	3,501	2,983
Deferred contract acquisition and fulfillment costs, noncurrent	9,403	13,605
Operating lease right-of-use assets	10,311	12,308
Intangible assets, net	2,137	212
Goodwill	25,418	11,070

Total noncurrent assets	74,014	59,747

TOTAL ASSETS	$164,697	$181,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	29,035	3,110
Trade payables	3,788	3,265
Employees and payroll accruals	14,876	15,399
Accrued expenses and other current liabilities	15,592	14,262
Operating lease liabilities	2,901	2,504
Deferred revenue, current	60,291	63,123

Total current liabilities	126,483	101,663

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	2,159	67
Long-term loans, net of current portion	—	29,153
Operating lease liabilities, noncurrent	14,398	15,263
Other liabilities, noncurrent	15,325	10,772

Total noncurrent liabilities	31,882	55,255

TOTAL LIABILITIES	$158,365	$156,918

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2025	2024
COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of December 31, 2025, and 2024; 0 shares issued and outstanding as of December 31, 2025, and 2024	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of December 31, 2025 and 2024; 176,766,256 and 161,980,907, shares issued as of December 31, 2025 and 2024, respectively; 147,754,918 and 152,057,148 outstanding as of December 31, 2025 and 2024, respectively	18	15
Treasury stock – 29,011,338 and 9,923,759 shares of common stock, $0.0001 par value per share, as of December 31, 2025 and 2024, respectively	(34,006)	(7,801)
Additional paid-in capital	518,443	500,024
Accumulated other comprehensive income	2,759	959
Accumulated deficit	(480,882)	(468,810)

Total stockholders' equity	6,332	24,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,697	$181,305

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue:
Subscription	$171,940	$167,681	$162,750
Professional services	8,914	11,036	12,422

Total revenue	180,854	178,717	175,172

Cost of revenue:
Subscription	39,498	42,552	44,224
Professional services	13,687	17,059	18,714

Total cost of revenue	53,185	59,611	62,938

Gross profit	127,669	119,106	112,234

Operating expenses:

Research and development	45,992	49,430	52,400
Sales and marketing	44,899	47,766	48,798
General and administrative	40,838	46,009	48,718
Restructuring	903	—	973

Total operating expenses	132,632	143,205	150,889

Operating loss	4,963	24,099	38,655

Financial expenses (Income), net	4,047	(434)	(1,200)

Loss before provision for income taxes	9,010	23,665	37,455

Provision for income taxes	3,062	7,650	8,911

Net loss	$12,072	$31,315	$46,366

Net loss per share	$0.08	$0.21	$0.34

Weighted-average shares used in computing net loss per share	152,914,221	147,925,797	138,237,017

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$12,072	$31,315	$46,366
Other comprehensive loss:
Net unrealized gains (losses) on cash flow hedges	1,760	(62)	1,118
Net unrealized gains (losses) on available-for-sale marketable securities	40	(26)	230
Other comprehensive income (loss)	1,800	(88)	1,348
Comprehensive loss	$10,272	$31,403	$45,018

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of December 31, 2022	134,564,429	$13	7,685,190	$(4,881)	$439,644	$(301)	$(391,129)	$43,346
	—	—	—	—	—	—	—	—
Stock-based compensation expenses	—	—	—	—	30,756	—	—	30,756
Issuance of common stock upon exercise of stock options, and release of restricted stock units	8,024,488	1	—	—	1,235	—	—	1,236
Other comprehensive loss	—	—	—	—	—	1,348	—	1,348
Net loss	—	—	—	—	—	—	(46,366)	(46,366)

Balance of December 31, 2023	142,588,917	$14	7,685,190	$(4,881)	$471,635	$1,047	$(437,495)	$30,320

Stock-based compensation expenses	—	—	—	—	26,632	—	—	26,632
Repurchase of common stock	(2,238,569)	—	2,238,569	(2,920)	—	—	—	(2,920)
Issuance of common stock upon exercise of stock options, and release of restricted stock units	11,706,800	1	—	—	1,757	—	—	1,758
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(31,315)	(31,315)

Balance as of December 31, 2024	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

Stock-based compensation expenses	—	—	—	—	16,167	—	—	16,167
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(19,087,579)	—	19,087,579	(26,205)	—	—	—	(26,205)
Issuance of common stock upon exercise of stock options, and release of restricted stock units	10,095,324	3	—	—	3,030	—	—	3,033
Shares issued related to eSelf acquisition, net of issuance costs	4,690,025	—	—	—	2,311	—	—	2,311
Other comprehensive income	—	—	—	—	—	1,800	—	1,800
Net loss	—	—	—	—	—	—	(12,072)	(12,072)

Balance as of December 31, 2025	147,754,918	$18	29,011,338	$(34,006)	$518,443	$2,759	$(480,882)	$6,332

The accompanying notes are an integral part of the consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(12,072)	$(31,315)	$(46,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,503	5,064	4,717
Stock-based compensation expenses	16,492	26,264	29,980
Amortization of deferred contract acquisition and fulfillment costs	11,204	11,447	11,669
Non-cash interest income, net	(349)	(1,219)	(1,023)
Gain on foreign exchange	(522)	(90)	(728)
Changes in operating assets and liabilities:
Decrease in trade receivables	3,620	3,334	5,475
Decrease (Increase) in prepaid expenses and other current assets and other assets, noncurrent	(2,841)	(949)	648
Increase in deferred contract acquisition and fulfillment costs	(5,070)	(7,497)	(6,561)
Increase (Decrease) in trade payables	706	(534)	(5,884)
Increase in accrued expenses and other current liabilities	1,145	5,376	797
Increase (Decrease) in employees and payroll accruals	(682)	2,748	(2,233)
Increase (Decrease) in other liabilities, noncurrent	(2,366)	(14)	443
Increase (Decrease) in deferred revenue	(757)	458	1,626
Operating lease right-of-use assets and lease liabilities, net	1,530	(840)	(863)

Net cash provided by (used in) operating activities	14,541	12,233	(8,303)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(54,141)	(50,874)	(47,708)
Proceeds from maturities of available-for-sale marketable securities	70,999	38,981	51,976
Purchases of property and equipment	(661)	(521)	(2,607)
Payments for businesses acquired, net of acquired cash	(7,147)	—	—
Capitalized internal-use software development costs	—	—	(1,493)
Investment in restricted bank deposit	—	—	(1,751)

Net cash provided by (used in) investing activities	9,050	(12,414)	(1,583)

Cash flows from financing activities:

Proceeds from long-term loans	—	—	3,500
Repayment of long-term loans	(3,500)	(2,187)	(4,500)
Proceeds from exercise of stock options	3,113	1,620	1,383
Cash settlement of equity classified share-based payment awards	(3,089)	—	—
Payment of debt issuance costs	—	(17)	(274)
Repurchase of common stock	(26,205)	(2,920)	—
Payments on account of repurchase of common stock	30	(30)	—

Net cash provided by (used in) financing activities	(29,651)	(3,534)	109

Effect of exchange rate changes on cash, cash equivalents and restricted cash	522	90	728

Net decrease in cash, cash equivalents and restricted cash	$(5,538)	$(3,625)	$(9,049)
Cash, cash equivalents and restricted cash at the beginning of the year	33,159	36,784	45,833

Cash, cash equivalents and restricted cash at the end of the year	$27,621	$33,159	$36,784

The accompanying otes are an integral part of the consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2025	2024	2023

Supplemental disclosure of non-cash activity:

Purchase of property, equipment, internal-use software, and intangible asset in credit	$81	$213	$43

Capitalized stock-based compensation cost	$—	$645	$845

Issuance of common shares and warrants with respect to the business combination	$2,311	$—	$—

Pending proceeds from option exercises	$136	$217	$79

Lease incentive recognized as leasehold improvements	$—	$—	$4,924

Supplemental disclosure of cash flow information

Cash paid for income taxes, net	$1,950	$3,774	$4,294

Cash paid for interest	$2,226	$2,692	$2,953

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$27,521	$33,059	$36,684
Restricted cash included in other assets, noncurrent	100	100	100

Total cash, cash equivalents, and restricted cash	$27,621	$33,159	$36,784

The accompanying notes are an integral part of the consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 1: GENERAL
Kaltura, Inc. (together with its subsidiaries, the “Company”) was incorporated in October 2006 and commenced operations in January 2007. The Company’s business operations are allocated between two main segments, Enterprise, Education, and Technology (“EE&T”) and Media and Telecom (“M&T”). The Company is a provider of video and rich media offerings for enterprises, with a mission to power rich, agentic digital experiences across organizational journeys for customers, employees, learners, and audiences. The Company’s cloud-based rich media platform is designed to help organizations create, manage, and deliver rich media experiences at scale across customer-facing, employee-facing, learner-facing, and audience-facing use cases. The Company’s core offerings consist of various Software-as-a-Service (“SaaS”) products and solutions and a Platform-as-a-Service (“PaaS”).
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Intangible Assets, net
Intangible assets consist primarily of customer relationships and technology. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits realized. Intangible assets consist primarily of customer relationships and technology.
Amortization for the intangible assets was recognized over the following periods:

Years

Customer relationships	7-9
Technology	5
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
Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company elected the practical expedient to not separate lease and non-lease components for its lease. Operating lease ROU assets also include any prepaid lease payments and lease incentives. Certain lease agreements include rental payments adjusted periodically for the consumer price index (“CPI”). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted, unless the liability is reassessed for other reasons. Payments for variable lease costs are expensed as incurred and not included in the operating lease ROU assets and liabilities. For short-term leases with a term of 12 months or less, operating lease ROU assets and liabilities are not recognized and the Company records lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Severance expenses recorded in Kaltura Israel for the years ended December 31, 2025, 2024 and 2023 amounted to $3,056, $2,902 and $3,194, respectively.
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
Severance expenses recorded in Kaltura U.S. for the years ended December 31, 2025, 2024 and 2023, amounted to $27, $343 and $2, respectively.
Israeli Employees Defined Contribution Plan
The Company has established a pension contribution plan with respect to Kaltura Israel's employees. Under the plan, Kaltura Israel contributed up to 6.5% of each employee's monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law.
Defined contribution pension plan expenses for the years ended December 31, 2025, 2024 and 2023 amounted to $2,336, $2,316 and $2,397, respectively.
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
Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription,because the company transfers control evenly over the contractual period, beginning from the date in which the customer is granted access to the subscription. Revenue from the sale of a term license in On-Prem deals is recognized at a point in time in which the license is delivered to the customer.
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
When events or changes in circumstances require, the Company assesses the likelihood of recovering the cost of internal-use software. If the net book value is not expected to be fully recoverable, internal-use software would be impaired to its fair value. During the year ended December 31, 2025 and December 31, 2024 the Company did not capitalize software development costs. During the year ended December 31, 2023, the Company capitalized $1,660 of software development costs. No impairment was recorded for the years ended December 31, 2025, 2024 and 2023.
Advertising Costs
Advertising costs are expensed as incurred and include marketing activities, demand generation, events, public relations and brand-building activities. Advertising costs for the years ended December 31, 2025, 2024 and 2023, amounted to $3,244, $3,366 and $3,951, respectively, and are included in sales and marketing expenses in the consolidated statements of operations.
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
The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return (see also Note 12).
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
Major customer data as a percentage of total revenues:
The following table sets forth a customer that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Year ended December 31,
	2025	2024	2023

Customer A (Media and Telecom)	10.11%	10.73%	10.22%

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
The Company adopted this guidance prospectively in the year ended December 31, 2025. See Note 12 Income taxes in the accompanying notes to the consolidated financial statements for further detail.
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
    ASU 2025-09 derivatives and hedging - “In November 2025, the FASB issued ASU 2025-09 to amend the guidance in Derivatives and Hedging (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact on its financial statement disclosures.
    ASU 2025-11 interim reporting - “In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statement disclosures.
    ASU 2025-12 codification improvements - “In December 2025, the FASB issued ASU 2025-12 Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statement

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 3: BUSINESS COMBINATIONS

On December 1, 2025, the Company acquired 100% of the outstanding shares of eSelf.AI Ltd. (“eSelf ”), an artificial intelligence technology company that develops a platform for creating and deploying interactive, AI-powered virtual humans capable of engaging users in real-time natural language conversations across multiple digital channels. eSelf’s acquisition is intended to support the Company’s strategy to further expand its suite of AI-driven solutions and access to the application development market.
The total purchase consideration for the acquisition of eSelf was $16,392, consisting of an initial cash payment of $7,588 (“cash consideration”), contingent consideration related to the earnout arrangement described below, with a preliminary acquisition-date fair value of $6,493 and 1,572,203 shares of the Company's common stock with an aggregate value of $2,311 (“equity consideration”).
The equity consideration was placed in escrow and will be released ratably over a three-year period commencing one year from the acquisition date, to secure certain indemnification obligations.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”).
Under the purchase agreement, the former shareholders of eSelf are entitled to contingent earnout payments based on the Company’s achievement of certain revenue metrics for 2026–2028. If all targets are achieved (100%), the payments would total $12,500. The earnout is recorded as a liability-classified contingent consideration and included in the purchase price. It was initially recognized at preliminary fair value and will be remeasured at fair value on a recurring basis.
In connection with the acquisition, the Company is also obligated to grant equity awards to the Founders and employees of eSelf with a total value of $4,583, consisting of restricted stock units (“RSUs”). These awards relate to post-combination services and will be recognized as stock-based compensation expense over a three-year vesting period.
The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

Fair Value

Cash and cash equivalents	$441
Other current assets	84
Fixed assets, net	23
Intangible assets	2,109
Goodwill	14,348

Total Assets	17,005

Accrued expenses and other current liabilities	588
Accounts payable	8
Deferred revenues	17

Total Liabilities	613

Cash consideration	7,588
Contingent consideration	6,493
Equity consideration	2,311

Total purchase consideration	$16,392

The identified intangible assets acquired consist of technology, with preliminary acquisition-date fair values of $2,109. The Company utilized an income-based approach to determine the preliminary fair value of these assets. As of the acquisition date, the estimated useful lives are 5 years. The goodwill, which is not deductible for tax purposes, generated from the acquisition of eSelf is primarily attributable to the anticipated synergies between the Company’s and eSelf’s products and services, and the assembled workforce acquired.
Transaction costs incurred in connection with the acquisition during the year ended December 31 ,2025 totaled $340 and were recorded within general and administrative expenses in the consolidated statement of operations. Pro forma results for this acquisition were not presented as the effects were not material to the Company's financial results.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 4: REVENUES FROM CONTRACTS WITH CUSTOMERS
The following tables present disaggregated revenue by category:

	Year Ended December 31, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$130,885	97.4%	$41,055	88.4%
Professional services	3,550	2.6%	5,364	11.6%

	$134,435	100%	$46,419	100%

	Year Ended December 31, 2024
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$124,215	96.5%	$43,466	86.9%
Professional services	4,489	3.5%	6,547	13.1%

	$128,704	100%	$50,013	100%

	Year Ended December 31, 2023
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$120,600	96.4%	$42,150	84.3%
Professional services	4,554	3.6%	7,868	15.7%

	$125,154	100%	$50,018	100%
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
Substantially all the revenue that was included in the deferred revenue, current as of January 1, 2025, was recognized as revenue during 2025.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $166,347, which consists of both billed consideration in the amount of $62,450 and unbilled consideration in the amount of $103,897 that the Company expects to recognize as revenue and was not yet recognized on the balance sheet. The Company expects to recognize 64% of its remaining performance obligations as revenue in the year ending December 31, 2026, and the remainder over the next four years.
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	December 31,
	2025	2024	2023

Beginning balance	$22,203	$24,210	$26,928
Additions to deferred contract acquisition costs during the period	5,070	8,142	7,237
Amortization of deferred contract acquisition costs	(10,472)	(10,149)	(9,955)

Ending balance	$16,801	$22,203	$24,210

Deferred contract acquisition costs, current	$7,740	$9,770	$9,063
Deferred contract acquisition costs, noncurrent	9,061	12,433	15,147

Total deferred costs to obtain a contract	$16,801	$22,203	$24,210

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	December 31,
	2025	2024	2023

Beginning balance	$2,167	$3,740	$5,522
Additions to deferred costs to fulfill a contract during the period	—	—	—
Amortization of deferred costs to fulfill a contract	(1,057)	(1,573)	(1,782)

Ending balance	$1,110	$2,167	$3,740

Deferred fulfillment costs, current	$768	$995	$1,573
Deferred fulfillment costs, noncurrent	342	1,172	2,167

Total deferred costs to fulfill a contract	$1,110	$2,167	$3,740

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 5: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$15,474	$20	$—	$15,494
U.S. Treasury	6,490	13	—	6,503
Commercial paper	986	1	—	987
Agency bonds	1,135	2	—	1,137
Municipal bonds	236	1	—	237
	$24,321	$37	$—	$24,358

Available-for-sale – matures after one year:
Corporate bonds	$8,324	$23	$—	$8,347
U.S. Treasury	2,026	3	—	2,029
Agency bonds	507	—	—	507
	$10,857	$26	$—	$10,883

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$27,301	$16	$(9)	$27,308
U.S. Treasury	16,938	20	(1)	16,957
Commercial paper	1,945	—	(4)	1,941
Agency bonds	2,070	1	(2)	2,069
	$48,254	$37	$(16)	$48,275

Available-for-sale – matures after one year:
Corporate bonds	$2,423	$—	$—	$2,423
U.S. Treasury	954	2	—	956
	$3,377	$2	$—	$3,379
As of December 31, 2025 and December 31, 2024 the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. During the year ended December 31, 2025, losses of $2 from available-for-sale marketable securities were reclassified out of accumulated other comprehensive loss.

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

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	December 31, 2025	December 31, 2024

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$15,783	$12,212

Short-term marketable securities:
Corporate bonds	Level 2	$15,494	$27,308
U.S. Treasury	Level 2	$6,503	$16,957
Commercial paper	Level 2	$987	$1,941
Agency bonds	Level 2	$1,137	$2,069
Municipal bonds	Level 2	$237	$—

Long-term marketable securities:
Corporate bonds	Level 2	$8,347	$2,423
U.S. Treasury	Level 2	$2,029	$956
Agency bonds	Level 2	$507	$—

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,644	$3,507
Options and forward contracts designated as hedging instruments	Level 2	$2,697	$960

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,166	$1,020

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$—	$24
Contingent consideration	Level 3	$6,493	$—

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

Under the eSelf purchase agreement, the former shareholders of eSelf are entitled to contingent earnout payments based on the Company’s achievement of certain revenue metrics for 2026 –2028. If all targets are achieved (100%), the payments would total $12,500. We recorded $6,493 as the initial fair value of contingent earn-out consideration. The fair value was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenue over the earn-out period along with estimates for market volatility and the discount rate applicable to potential cash payouts.
NOTE 7: DERIVATIVES AND HEDGING
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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $15,864 and $35,718 as of December 31, 2025 and December 31, 2024, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $2,697 and $960 as of December 31, 2025 and December 31, 2024, respectively and a liability of $24 as of December 31, 2024. These assets and liability were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities. Gains of $3,799 and $832 and losses of $2,273 was reclassified from accumulated other comprehensive income (loss) during the year ended December 31, 2025, 2024 and 2023, respectively. These gains and losses were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Consolidated Statements of Operations
The effect of foreign currency contracts on the consolidated statements of operations during the year ended December 31, 2025, 2024 and 2023 was as follows:

Statement of Operations Location:	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023

Cost of revenue	$(434)	$(123)	$326
Research and development	(1,976)	(426)	1,182
Sales and marketing	(460)	(113)	278
General and administrative	(825)	(170)	427
Restructuring	(48)	—	28
Financial expense (income), net	(56)	—	32

Total	$(3,799)	$(832)	$2,273

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 8: LEASES
The Company leases its office facilities under agreements that expire at various dates through July 2032.
Components of operating lease expense were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023

Operating lease cost	$3,047	$2,697	$2,875
Short-term lease cost	—	—	154
Variable lease cost	284	176	89

Total	$3,331	$2,873	$3,118
Supplementary cash flow information related to operating leases was as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023

Cash paid for operating leases	$4,196	$3,906	$3,353
As of December 31, 2025, and December 31, 2024, the weighted-average discount rates were 4.5% and 4.6%, respectively. Maturities of the Company’s operating lease liabilities as of December 31, 2025 were as follows:

Year Ending December 31,

2026	3,490
2027	3,061
2028	2,695
2029	2,695
2030	2,695
2031 and thereafter	4,942
Total operating lease payments	19,578
Less: imputed interest	2,279
Total operating lease liabilities	$17,299

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
The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of December 31, 2025:

Year ended December 31,

2026	30,466
2027	1,862

Total purchase commitment	$32,328

Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 10: CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024

Prepaid expenses	$6,149	$4,085
Restricted bank deposits	3,644	3,507
Derivative instrument	2,697	960
Other current assets	1,448	929

	$13,938	$9,481

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Property and Equipment, net
Composition of property and equipment is as follows:

	December 31,
	2025	2024
Cost:
Computers and peripheral equipment	$2,238	$1,780
Office furniture and equipment	2,266	2,211
Leasehold improvements	7,127	7,127
Internal use software	13,755	13,755

	25,386	24,873

Accumulated depreciation	(13,025)	(8,683)

Depreciated cost	$12,361	$16,190

Depreciation expenses for the years ended December 31, 2025, 2024 and 2023 were $4,319, $4,586 and $4,162, respectively.

Other assets, noncurrent

	December 31,
	2025	2024

Restricted cash	$100	$100
Severance pay fund	2,002	1,577
Restricted deposit	1,166	1,020
Other	233	286

	$3,501	$2,983
Accrued expenses and other current liabilities

	December 31,
	2025	2024

Accrued expenses	$3,358	$6,366
Accrued taxes	10,801	5,638
Derivative instruments	—	24
Other current liabilities	1,433	2,234

	$15,592	$14,262

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Other liabilities, noncurrent

	December 31,
	2025	2024

Accrued taxes	$6,151	$8,599
Deferred tax	507	463
Contingent consideration	6,493	—
Other	2,174	1,710

	$15,325	$10,772

NOTE 11: GOODWILL AND INTANGIBLE ASSETS, NET
The carrying amounts and accumulated amortization expenses of the intangible assets, as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	4.92	$6,809
Customer relationship	1.25	$1,822

		$8,631
Accumulated amortization and impairments:
Technology		$(4,735)
Customer relationship		$(1,759)

		$(6,494)

Intangible assets, net		$2,137

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	December 31, 2024
	Weighted average remaining useful life (in years)	Balance
Gross carrying amount:
Technology	0.25	$4,700
Customer relationship	2.25	1,822

		6,522
Accumulated amortization and impairments
Technology		(4,603)
Customer relationship		(1,707)

		(6,310)

Intangible assets, net		$212

During the year ended December 31, 2025, 2024 and 2023, the Company recorded amortization expenses in the amount of $184, $477 and $555, respectively, included in cost of revenue, sales and marketing expenses in the consolidated statements of operations.
The estimated future amortization expense of intangible assets as of December 31, 2025, is as follows:

Year ended December 31,

2026	472
2027	433
2028	422
2029	422
2030	388

$2,137

Changes in the carrying amount of goodwill:

	Enterprise, Education and Technology	Media and Telecom	Total

Balance as of December 31, 2024	$1,689	$9,381	$11,070
Goodwill acquired	14,348	—	14,348

Balance as of December 31, 2025	$16,037	$9,381	$25,418

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 12: INCOME TAXES
The Company's subsidiaries are separately taxed under the domestic tax laws of the jurisdiction of incorporation of each entity.
Loss (income) before taxes on income is comprised as follows:

	Year Ended December 31,
	2025	2024	2023

Domestic	$19,884	$32,758	$45,625
Foreign	(10,874)	(9,093)	(8,170)

Loss before taxes on income	$9,010	$23,665	$37,455

The provision for income taxes is as follows:

	Year Ended December 31,
	2025	2024	2023

Current provision:
Federal	$—	$—	$—
State	202	69	83
Foreign	2,815	7,536	8,410
	3,017	7,605	8,493
Deferred provision:
Federal	18	18	171
State	27	27	247
Foreign	—	—	—
	45	45	418
Total provision for income taxes	$3,062	$7,650	$8,911

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2025 and 2024, the Company has maintained a full valuation allowance on its net deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the tax loss carry forwards and other temporary differences will not be realized in the foreseeable future in the U.S.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2025	2024

Deferred tax assets:

Net operating losses carryforward	$50,838	$60,192
Disallowed business interest expense	—	3,944
Capitalized R&D costs	42,718	34,645
Reserves & accruals	3,034	1,804
Deferred revenue	427	481
Lease liability	399	625
Stock based compensation	11,024	9,357
Unrealized FX gain/(loss)	568	—
Other assets	72	70

Deferred tax assets before valuation allowance	109,080	111,118
Valuation allowance	(101,347)	(100,318)

Total deferred tax assets, net of valuation allowance	$7,733	$10,800

Deferred tax liabilities:

Intangible assets	(1,423)	(1,151)
Deferred contract acquisition and fulfillment costs	(4,926)	(6,711)
Internal use software	(1,423)	(2,401)
Operating lease right-of-use assets	(336)	(542)
Other	(132)	(458)

Total gross deferred tax liabilities	$(8,240)	$(11,263)

Total net deferred tax liabilities	$(507)	$(463)

As of December 31, 2025, the U.S. parent company had a net U.S. operating loss carry forward (“NOLs”) for federal income tax purposes of approximately $182,962 and U.S. state NOLs of approximately $161,616. Out of the operating losses attributed to the U.S. parent company, $89,945 were generated before January 1, 2018, and are subject to the 20-year carryforward period. The remaining $93,017 can be carried forward indefinitely but are subject to the 80% taxable income limitation.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

A reconciliation of the Company's theoretical income tax expense to actual income tax expense is as follows:

	Year Ended December 31,
	2025

Loss before tax as reported at the consolidated statement of operations	$9,010

Statutory tax rate	21%

Theoretical tax benefit	$(1,892)	21%

State and local income tax, net of federal benefit(1)	229	(2.54)%
Foreign tax effects:
Israel
Statutory tax rate diﬀerence between Israel and United States	(557)	6.18%
Nontaxable or nondeductible items	(748)	8.30%
Other	201	(2.20)%
Change in valuation allowance	(1,616)	17.94%

Other foreign jurisdictions	(122)	1.35%

Effect of cross-border tax laws:
Global intangible low-taxed income	5,890	(65.37)%
Subpart F	161	(1.79)%

Change in valuation allowance	(733)	8.14%
Nontaxable or nondeductible items:
Dividend received deduction	(985)	10.93%
Officer compensation	384	(4.26)%
Other	178	(1.98)%

Changes in unrecognized tax benefits	3,373	(37.44)%
Other adjustment	(701)	7.78%

Total tax expenses	$3,062	(33.99)%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Minnesota, Connecticut and Texas for 2025.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	2024	2023

Loss before tax as reported at the consolidated statement of operations	$23,665	$37,455

Statutory tax rate	21%	21%

Theoretical tax benefit	$(4,970)	$(7,866)

Non-deductible expenses and other permanent differences	259	1,026
Stock based compensation	1,639	2,403
Change in valuation allowance	(919)	16,842
State taxes, net of federal benefit	(2,083)	(2,898)
Income tax at rate other than the U.S. statutory tax rate	11,454	1,613
Exchange rate differences	(4,812)	(511)
Return to provision adjustments	6,406	(1,321)
Other	676	(377)

Total tax expenses	$7,650	$8,911

The following is a supplemental schedule of cash paid for income taxes:

Year Ended December 31,
2025

Cash paid during the period for income taxes, net of refunds:

Federal	$—
State	202
Foreign
Israel	1,601
Other Foreign	147

Income taxes, net of amounts refunded	$1,950
The only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid was Israel.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including reinstatement of 100% bonus depreciation and the ability to currently deduct domestic research and experimentation expenditures. In accordance with ASC 740, the Company recognized the effects of the enacted tax law change in the period of enactment.
The Israeli corporate tax rate was 23% for the years ended December 31, 2025, 2024 and 2023. However, the effective tax rate payable by a company that derives income from a“Benefited Enterprise” or a “Preferred Enterprise” (as discussed below) may be considerably less. Capital gains derived by an Israeli company are generally subject to the prevailing corporate tax rate.
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
As of December 31, 2025, approximately $592 was derived from tax exempt profits earned by Kaltura Israel's “Beneficiary Enterprise.”
The Company and its Board of Directors have determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax-exempt income earned by Kaltura Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to Kaltura Israel's “Beneficiary Enterprise” as such income is essentially permanently reinvested.
If Kaltura Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of up to $148 would be incurred as of December 31, 2025.
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
Generally, in U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. Kaltura Israel received final tax assessments through 2019 while the rest of the Company's subsidiaries did not have any final tax assessments as of December 31, 2025.
A reconciliation of the opening and closing amounts of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits

Balance as of December 31, 2022	$5,326

Decreases related to prior years' tax positions	—
Increases related to current years' tax positions	1,815

Balance as of December 31, 2023	7,141

Decreases related to prior years' tax positions	(353)
Increases related to current years' tax positions	5,968

Balance as of December 31, 2024	12,756

Decreases related to prior years' tax positions	(186)
Increases related to prior year positions	2,310
Increases related to current years' tax positions	2,831

Balance as of December 31, 2025	$17,711

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $17,711 and $12,756 as of December 31, 2025 and 2024.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had accrued $656 and $571 for the payment of interest and penalties relating to unrecognized tax benefits, respectively.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for years 2010 and forward remain open to examination. In the Company’s foreign jurisdictions – Israel and the United Kingdom – the tax years subsequent to 2020 remain open to examination.
The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that its unrecognized tax benefits would not change significantly within the next 12 months except in the case of settlement with tax authorities, the likelihood and timing of which is difficult to estimate.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 13: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2025	2024	2023

Numerator:
Net loss	$12,072	$31,315	$46,366

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	152,914,221	147,925,797	138,237,017

Net loss per share attributable to common stockholders, basic and diluted	$0.08	$0.21	$0.34

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended December 31,
	2025	2024	2023

Outstanding stock options and RSUs	23,251,729	28,652,759	34,132,323

Total	23,251,729	28,652,759	34,132,323
NOTE 14: REPORTABLE SEGMENTS AND GEOGRAPHICAL INFORMATION
Reportable segments
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer (“CODM”). The Company's CODM does not regularly review asset information by segments because assets are managed centrally and such information is not used in assessing segment performance or in making operating decisions and, therefore, the Company does not report asset information by segment.
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

	Year Ended December 31, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$134,435	$46,419	$180,854

Cost of revenue

Production costs	16,440	12,868	29,308

Compensation	10,366	4,511	14,877

Depreciation and amortization	1,006	2,160	3,166

Other segment items	2,668	3,166	5,834

Total cost of revenue	30,480	22,705	53,185

Gross profit	103,955	23,714	127,669

Operating expenses			132,632
Financial expense (income), net			4,047
Provision for income taxes			3,062

Net loss			$12,072

	Year Ended December 31, 2024
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$128,704	$50,013	$178,717

Cost of revenue

Production costs	16,693	13,973	30,666

Compensation	10,868	6,464	17,332

Depreciation and amortization	1,354	2,370	3,724

Other segment items	2,861	5,028	7,889

Total cost of revenue	31,776	27,835	59,611

Gross profit	96,928	22,178	119,106

Operating expenses			143,205
Financial expense (income), net			(434)
Provision for income taxes			7,650

Net loss			$31,315

	Year Ended December 31, 2023
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$125,154	$50,018	$175,172

Cost of revenue

Production costs	18,528	14,771	33,299

Compensation	11,080	8,876	19,956

Depreciation and amortization	1,022	2,389	3,411

Other segment items	2,900	3,372	6,272

Total cost of revenue	33,530	29,408	62,938

Gross profit	91,624	20,610	112,234

Operating expenses			150,889
Financial expense (income), net			(1,200)
Provision for income taxes			8,911

Net loss			$46,366

Other segment items include costs related to subcontractors and consultants, allocated rent, IT expenses and other general costs.
Geographical information
Revenue by location is determined by the billing address of the customer. Total revenue from external customers on the basis of the Company's geographical areas are as follows:

	Year Ended December 31,
	2025	2024	2023

United States (“US”)	$96,198	$94,855	$91,319
Europe, the Middle East and Africa (“EMEA”)	71,232	68,396	65,831
Other	13,424	15,466	18,022

	$180,854	$178,717	$175,172

No other individual country accounted for more than 10% of the Company’s revenue for all periods presented.
The following table presents long-lived assets as of December 31, 2025 and 2024, based on geographical areas which consist of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2025	2024

US	$6,664	$10,141
Israel	15,907	18,253
Rest of world	101	104

	$22,672	$28,498
NOTE 15: LONG-TERM LOAN
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
In July 2024, the Company entered into a new amendment to the then-existing Credit Agreement in connection with its share repurchase program, which updated the aggregate amount of permitted Restricted Payments (as defined in the Credit Agreement; which term includes, among other things, repurchase of the Company’s outstanding common stock) and conditions for making such payments (see Note 16 for further information).
In March 2025, the Company entered into another amendment to the Credit Agreement, also in connection with the Company’s repurchase programs, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments.
On October 20, 2025, the Company entered into an amendment to the Credit Agreement, which provided for, among other things, an increase to the aggregate amount of permitted Restricted Payments and updates to the conditions for making such payments to facilitate the Company’s repurchases of securities
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities bear interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of December 31, 2025, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.27%, consisting of 3.67% (the 3-months SOFR rate as of December 31, 2025), 0.10% credit spread adjustment and the margin of 2.50%.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024), through September 30, 2024 (ii) $656 for installments payable on December 31, 2025 ($218 of the amount deferred to January 2025) , through September 30, 2025, (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain financial covenants as defined therein. As of December 31, 2025, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year ended December 31,

2026	$29,313

$29,313

The carrying amounts of the loans approximate their fair value.
NOTE 16: STOCKHOLDERS' EQUITY
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
The Company has the following common stock reserved for future issuance as of December 31, 2025:

December 31, 2025
Outstanding options	13,615,770
Outstanding RSUs	9,635,959
Shares reserved under 2021 Plan	7,331,910

Total	30,583,639
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
On January 1, 2025, the number of shares of common stock authorized for issuance under the 2021 Plan automatically increased by 7,602,857 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the Plans is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2025	16,321,014	$3.29	4.34	$5,212

Exercised	(1,647,450)	$1.82		$715
Forfeited	(1,057,794)	$4.50

Outstanding and exercisable as of December 31, 2025	13,615,770	$3.37	3.76	$1,582
No stock options were granted during the years ended December 31, 2025, 2024 and 2023. The total grant-date fair value of the service-based awards that vested during the years ended December 31, 2025, 2024 and 2023, was $87, $6,679 and $11,409, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was $715, $1,449 and $3,169, respectively.
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2025:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	12,331,745	$1.56
RSUs granted	9,063,300	$2.54
RSUs vested	(8,447,874)	$1.83
RSUs forfeited(1)	(3,311,212)	$1.80
Unvested and Outstanding as of December 31, 2025	9,635,959	$2.16
(1) During the year ended December 31, 2025 the Company's Board of Directors approved the cash settlement of 1,661,000 RSUs for its officers based on the Company's closing stock price on March 19, 2025. These RSUs were vested upon achieving specific performance targets outlined in the 2024 Executive Compensation Plan. The total amount approved for cash settlement was $3,089.
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Year Ended December 31,
	2025	2024	2023

Cost of revenue	$459	$1,002	$1,128
Research and development	3,104	4,775	4,734
Sales and marketing	1,476	2,701	3,187
General and administrative	11,453	17,786	20,931

Total expenses	$16,492	$26,264	$29,980

As of December 31, 2025, there were $21,984 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of approximately 2 years.
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
On November 7, 2025, pursuant to additional repurchase authority approved by the Board, the Company entered into a stock purchase agreement (the “2025 Stock Purchase Agreement” ) with Special Situations Investing Group II, LLC (the “Sellers”), pursuant to which the Company repurchased 14,443,739 shares of Common Stock from the Sellers at a purchase price of $16,610, representing a price per share of $1.15 for each of the Company’s share of common stock, calculated on the basis of a 25% discount over the average daily VWAP over the 30-day period ending on November 5, 2025. In addition, the Board terminated the 2025 Repurchase Program.
During the year ended December 31, 2025, the Company repurchased 19,087,579 shares of common stock at an weighted average price of $1.37 per share (excluding broker and transaction fees of $139).

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 17: SELECTED STATEMENT OF OPERATIONS DATA

	Year Ended December 31,
	2025	2024	2023

Financial income:

Interest income	$2,984	$3,355	$2,735
Foreign currency translation adjustments, net	—	175	2,169

	2,984	3,530	4,904
Financial expenses:

Bank fees	159	135	153
Interest expense	2,243	2,682	3,178
Foreign currency translation adjustments, net	4,298	—	—
Other	331	279	373

	7,031	3,096	3,704

Financial expenses (income), net	$4,047	$(434)	$(1,200)

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax, during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Net Unrealized Income on Available-for-Sale Securities Instruments	Net Unrealized Income on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2024	$23	$936	$959
Other comprehensive income before reclassifications	38	5,559	5,597
Net realized losses (gains) reclassified from accumulated other comprehensive income (loss)	2	(3,799)	(3,797)
Other comprehensive income	40	1,760	1,800
Balance as of December 31, 2025	$63	$2,696	$2,759

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

	Net Unrealized Income on Available-for-Sale Securities Instruments	Net Unrealized Income on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2023	$49	$998	$1,047
Other comprehensive income (loss) before reclassifications	(26)	770	744
Net realized income reclassified from accumulated other comprehensive income	—	(832)	(832)
Other comprehensive loss	(26)	(62)	(88)
Balance as of December 31, 2024	$23	$936	$959

	Net Unrealized Income (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Income (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2022	$(181)	$(120)	$(301)
Other comprehensive income (loss) before reclassifications	230	(1,155)	(925)
Net realized losses reclassified from accumulated other comprehensive income	—	2,273	2,273
Other comprehensive income	230	1,118	1,348
Balance as of December 31, 2023	$49	$998	$1,047

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
NOTE 19: RESTRUCTURING ACTIVITIES
Restructuring Plan
On August 4, 2025, the Board of Directors of the Company approved a cost-reduction and re-organization plan that included, among other things, downsizing approximately 10% of the Company's workforce (the "2025 Reorganization Plan"). The 2025 Reorganization Plan was focused on realigning the Company's operations to further increase efficiency and productivity
During the year ended December 31, 2025, in connection with the Plan, the Company recorded expenses of $903, all for one-time employee termination benefits.
Restructuring Accruals
The following table is a reconciliation of the beginning and ending restructuring liability for the year ended December 31, 2025, related to the 2025 Reorganization Plan:

	Enterprise, Education and Technology	Media and Telecom	Total
Balance as of December 31, 2024	$—	$—	$—
Accrual and accrual adjustments	529	374	903
Cash payments	(499)	(374)	(873)
Balance as of December 31, 2025	$30	$—	$30
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the consolidated balance sheet as of December 31, 2025.
NOTE 20: SUBSEQUENT EVENTS
PathFactory Acquisition
On March 15, 2026, the Company entered into a definitive agreement to acquire PathFactory Holdings ULC, a company organized under the laws of the province of British Columbia (“PathFactory”), for cash consideration of approximately $22,000. The transaction is expected to close in the second quarter of 2026, subject to the satisfaction or waiver of customary closing conditions.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, such disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None

(b) During the three months ended December 31, 2025, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eynav (Navi) Azaria	Terminate	09/15/2025				12/14/2025
Eynav (Navi) Azaria	Adopt	12/15/2025	Y		1,286,029	3/5/2027
Natan Israeli	Adopt	12/15/2025	Y		876,892	11/30/2026
Naama Halevi	Adopt	12/16/2025	Y		255,544	6/12/2026

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Ron Yekutiel	53	Chairman, Chief Executive Officer, President and Director
Claire Rotshten	50	Executive Vice President of Finance
Liron Sharon	46	Executive Vice President of Financial Planning and Analysis
Eynav Azaria	52	Chief Product, Engineering and Marketing Officer
Natan Israeli	54	Chief Customer and Commercial Officer

Non-Employee Directors
Richard Levandov	71	Director
Dr. Shay David	53	Director
Ronen Faier	55	Director
Dr. Naama Halevi Davidov	54	Director
Eyal Manor	52	Director
Executive Officers
Ron Yekutiel is one of our co-founders and has served as our Chief Executive Officer and as Chairman of our board of directors since October 2006 and as President from January 15, 2024. Prior to Kaltura, Mr. Yekutiel co-founded VisualGate Systems Inc., a video surveillance company, in 2003, and co-founded and lead GPSoft Ltd and the Destinator business unit in Paradigm Advanced Technologies Inc., a GPS navigation and tracking company, in 2001. Mr. Yekutiel serves as a member of the board of directors of Kaltura Asia Pte Ltd., an affiliate of Kaltura, Inc. He received a Master of Business Administration with honors from the Wharton School of the University of Pennsylvania in 2005. Mr. Yekutiel has been named one of “100 most intriguing entrepreneurs” by Goldman Sachs, and one of the “top 25 visionaries, innovators, and producers” by the Producers Guild of America. He was also featured as one of eight “top web innovators” in Esquire magazine. Mr. Yekutiel has served as an advisor to numerous startup companies, including as a mentor in the Microsoft and Oracle accelerator programs. Mr. Yekutiel was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and Chief Executive Officer, as well as his extensive experience with technology companies.
Claire Rotshten joined the Company in 2014 and serve as Executive Vice President of Finance. Ms. Rotshten brings more than 20 years of experience in shaping and leading financial operations for technology companies as well leading IPO process. Before joining the Company, she held finance positions at global, private, and publicly traded technology companies, such as Alvarion Technologies Ltd, (Nasdaq: ALVR), Kenshoo Ltd., and Risco Group. In these positions Ms. Rotshten made significant contributions in leading Finance, Procurement, FP&A, Information systems, sales operations, Commercial, and Business Development processes, based on strong relationships with both vendors and customers and excellent managerial skills. Ms. Rotshten is a Certified Public Accountant and has a degree in Accounting CPA license studies from Ramat Gan College as well Certification in Directors and Officers Management.

Liron Sharon joined the Company in 2022 and serve as Executive Vice President of Financial Planning and Analysis (“FP&A”). She also serves as the Company’s Interim Principal Financial Officer. Ms. Sharon brings more than 20 years of experience in establishing, shaping, and leading financial departments, with a focus in FP&A, Investor Relations, Finance Operation, Strategy, M&A, and Procurement. Prior to joining the Company, Ms. Sharon established and led FP&A at CyberArk Software Ltd. (Nasdaq: CYBR) for almost 7 years and took part in the Company’s business model transition to recurring SaaS revenue, with outstanding recognition. Prior to CyberArk, Ms. Sharon worked at additional leading publicly traded companies, such as Alvarion Technologies Ltd. (“Alvarion”), ECI Telecom Ltd, and ICL Group Ltd. (NYSE/TASE:ICL).

Ms. Sharon received a Bachelor of Arts degree in Economics with honors from Ben Gurion University, and a Master of Business Administration from Tel Aviv University. Ms. Sharon is also a Microsoft Certified System Engineer (MCSE), serves as a mentor in the industry, and gives lectures on financial aspects.
Eynav Azaria served as our Chief Product, Engineering and Marketing Officer from July 2024. He has also been an executive officer since January 2024. He is known as a thought leader in the areas of digital transformation, AI, and analytics, and has advised companies on using data and insights to drive success. Prior to joining Kaltura, Mr. Azaria served as Chief Executive Officer of Panorama Software Inc., a business intelligence software company, from 2004 to 2020.Before joining Panorama, Mr. Azaria was Chief Operating Officer for BrowseUp Ltd., and before that he served as campaign manager for the Israeli Labor Party and former prime minister, Mr. Ehud Barak. Mr. Azaria also served as the CEO of the International Center for Peace in the Middle East. Mr. Azaria is a member of the board of trustees of the Afeka Engineering College in Israel and serves as an advisory board member of the Israeli Export Institute.
Natan Israeli has served as our Chief Commercial Officer since September 2025 and Chief Customer Officer since November 2020. He has also been an executive officer since January 2024. Prior to joining Kaltura, throughout 2020 Mr. Israeli was the CEO for Ambar A.M. Enterprise Ltd., that was active in the Israeli energy and infrastructure industries. His responsibilities included identifying potential clients and projects, managing negotiations, finding and recruiting partners and leading and consulting on business development, and strategy for the implementation of advanced technologies. Prior to that Mr. Israeli served for three decades in the Israeli Air Force (IAF) as an officer and helicopter pilot. His last position was head of all IAF Human Resources from 2016 to 2020, in which capacity he was responsible for tens of thousands of people. Prior to that ,Mr. Israeli held various other senior positions with the IAF, including the IAF's CIO and head of its information systems from 2012 to 2014.
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
Dr. Shay David is one of our co-founders and has served as a member of our board of directors since October 2006. Dr. David previously held various roles with us, including President and General Manager of Media and Telecom from 2016 to 2019, and Chief Revenue Officer from 2012 to 2015. He co-founded Retrain.ai, an artificial intelligence company, in August 2020 and has served as its Chief Executive Officer and Chairman of the board of directors since its founding. Dr. David is the Chief of Data Solutions at SolarEdge, as of January 2026. He was a post-doctoral fellow at Yale Law School from 2007 to 2008 and received a Ph.D. in Science and Technology from Cornell University in 2008, a Master of Arts from New York University in 2003 and a Bachelor of Science in Computer Science Philosophy from Tel Aviv University in 2001. Dr. David was selected to serve on our board of directors because of the perspective and experience he provides as our co-founder and his extensive experience in the media and technology fields.
Ronen Faier has served on our board of directors since July 2021. Mr. Faier has also served as a director of Monday.com (NASDAQ: MNDY) since 2021 and a director of Cato Networks since February 2023. Mr. Faier served as the Interim CEO of SolarEdge Technologies, Inc., a global leader in smart energy and renewable energy technology from August 2024 through December 2024 and as their director in all subsidiaries (not including the Israeli company) and Chief Financial Officer from January 2011 to December 2024. Prior to his role at SolarEdge, Mr. Faier served in various executive positions at publicly traded technology companies such as SanDisk Corporation, a semiconductor manufacturing company, Msystems Ltd., a semiconductor memory devices manufacturing company and VocalTec Communications, Inc., a telecom equipment provider. Mr. Faier is a Certified Public Accountant in Israel. He received a Master’s of Business Administration with honors from Tel Aviv University in 2000 and a Bachelor of Arts in Accounting and Economics from the Hebrew University of Jerusalem in 1996. Mr. Faier holds a CPA (Israel) license. Mr. Faier was selected to serve on our board of directors because of his extensive financial and public company experience.
Dr. Naama Halevi Davidov has served on our board of directors since July 2021. Dr. Halevi Davidov has served as a member of the board of directors of Kornit Digital Ltd. (NASDAQ: KRNT) since August 2023. Dr. Halevi Davidov is currently the Chief Financial Officer of a cybersecurity company.

Additionally, Dr. Halevi Davidov served from May 2022 through August 2024 as the Chief Financial Officer of XM Cyber Ltd., a global cybersecurity company. Prior to this role, Dr. Halevi Davidov served as a consultant to several technology companies including Simply Ltd. (formerly named JuyTunes), Gloat Ltd. and Healthy.IO. Dr. Halevi Davidov served as our Chief Financial Officer from November 2012 to August 2017. Additionally, Dr. Halevi Davidov also serves on the board of our subsidiary, Kaltura Asia Pte Ltd. since February 2015. Dr. Halevi Davidov is a Certified Public Accountant in Israel. She received a Ph.D. in Strategy from Tel Aviv University in 2012, a Master’s in Business Administration from Tel Aviv University in 2002 and Bachelor of Arts in Accounting and Economics from Tel Aviv University in 2000. Dr. Halevi Davidov was selected to serve on our board of directors because of her extensive knowledge of, and experience with, corporate financial strategy.
Eyal Manor has served on our board of directors since January 2023. Mr. Manor has served as Chief Product & Engineering Officer at Twilio, Inc. (NYSE: TWLO) from 2021 to 2023, overseeing CPaaS and Segment's CDP. Prior to that, from 2016 to November 2021 Mr. Manor served as Vice President & General Manager at Google Cloud, where he led a portfolio of technologies, including Kubernetes, Serverless Developer Platforms, Marketplace, and other products. In his previous roles with Google (Nasdaq: GOOG), Mr. Manor was VP of Engineering at YouTube and spearheaded the development of advertising products. Mr. Manor graduated from Tel Aviv University in 1994. Mr. Manor was selected to serve on our board of directors because of his vast experience in building successful Ai Data products and innovative platform technologies.
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
The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included under the headings “Executive Compensation” and, if applicable, “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.

The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See Item 8 herein.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	7/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.1	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	7/23/2021
4.1	Specimen Stock Certificate of Kaltura, Inc,	S-1/A	333-253699	4.1	3/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	3/23/2021
4.3	Description of Capital Stock.	10-K	001-40644	4.4	2/25/2022
10.1	Credit Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the several banks and other financial institutions or entities from time to time party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and SVB, as Administrative Agent.	S-1/A	333-253699	10.1	3/26/2021
10.2	First Amendment to Credit Agreement, dated as of June 29, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	S-1/A	333-253699	10.1	7/12/2021
10.3	Second Amendment to Credit Agreement, dated as of December 20, 2021, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-K	001-40644	10.3	2/25/2022
10.4	Third Amendment to Credit Agreement, dated as of April 19, 2022, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.1	11/08/2023

10.5	Fourth Amendment to Credit Agreement, dated as of May 23, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.2	11/08/2023
10.6	Fifth Amendment to Credit Agreement, dated as of December 21, 2023, by and among Kaltura, Inc. (the “Borrower”), the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	8-K	001-40644	10.1	12/27/2023
10.7	Sixth Amendment to Credit Agreement, dated as of July 22, 2024, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	4.3	08/08/2024
10.8	Seventh Amendment to Credit Agreement, dated as of March 19, 2025, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender	10-Q	001-40644	10.7	05/08/2025
10.9	Amendment to Credit Agreement, dated as of October 20, 2025, by and among the Company, the subsidiaries of the Company party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender.	10-Q	001-40644	10.1	11/10/2025
10.10	Guarantee and Collateral Agreement, dated as of January 14, 2021, by and among Kaltura, Inc., the other Grantors referred to therein, and Silicon Valley Bank, as administrative agent.	S-1/A	333-253699	10.2	3/26/2021
10.11	Debenture, dated as of January 14, 2021, by and among Kaltura Europe Limited and Kaltura, Inc., as Original Chargors, and Silicon Valley Bank, as Administrative Agent, as supplemented.	S-1/A	333-253699	10.3	3/26/2021
10.12†	Kaltura, Inc. 2007 Israeli Share Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.4	3/23/2021
10.13†	Kaltura, Inc. 2007 Stock Option Plan and form of option agreements thereunder.	S-1/A	333-253699	10.5	3/23/2021
10.14†	Kaltura, Inc. 2017 Equity Incentive Plan and form of option agreements thereunder.	S-1/A	333-253699	10.6	3/23/2021
10.15†	Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.7	3/23/2021
10.16†	Form of Stock Option Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.8	3/23/2021
10.17†	Form of Restricted Stock Unit Award Agreement under the Kaltura, Inc. 2021 Incentive Award Plan.	S-1/A	333-253699	10.9	3/23/2021
10.18†	Employment Agreement, dated as of May 1, 2012, by and between Kaltura Ltd. and Ron Yekutiel, as amended.	8-K	001-40644	10.1	04/05/2022
10.19†	Consulting Agreement by and between Kaltura, Inc. and Ron Yekutiel, effective January 1, 2018, as amended.	8-K	001-40644	10.2	04/05/2022
10.20†	Consulting Agreement by and between Kaltura Europe Limited and Ron Yekutiel, effective May 1, 2014, as amended.	8-K	001-40644	10.3	04/05/2022

10.21†#	Amendment to Employment Agreement, dated as of February 20, 2024, by and between Kaltura Ltd and Ron Yekutiel	10-K	001-40644	10.20	02/22/24
10.22†#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Inc and Ron Yekutiel	10-K	001-40644	10.21	02/22/24
10.23†#	Amendment to Consulting Agreement, dated as of February 20, 2024, by and between Kaltura Europe Limited and Ron Yekutiel	10-K	001-40644	10.22	02/22/24
10.24†#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd and Ron Yekutiel	10-K	001-40644	10.22	02/20/25
10.25†#	Amendment to Consulting Agreement, dated as of February 19, 2025, by and between Kaltura Inc and Ron Yekutiel	10-K	001-40644	10.23	02/20/25
10.26†#	Amendment to Consulting Agreement, dated as of February 19, 2025, by and between Kaltura Europe Limited and Ron Yekutiel	10-K	001-40644	10.24	02/20/25
10.27†#	Employment Agreement, dated as of December 22, 2020, by and between Kaltura Ltd. and Eynav Azaria, as amended.	10-K	001-40644	10.27	02/22/24
10.28†#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd. and Eynav Azaria.	10-K	001-40644	10.30	02/20/25
10.29†#	Employment Agreement, dated as of November 26, 2020, by and between Kaltura Ltd. and Natan Israeli as amended.	10-K	001-40644	10.28	02/22/24
10.30†#	Amendment to Employment Agreement, dated as of February 19, 2025, by and between Kaltura Ltd. and Natan Israeli.	10-K	001-40644	10.30	02/20/25
10.31†	Separation Agreement with Mr. John Doherty, dated October 6, 2025.	8-K	001-40644	10.1	10/06/25
10.32†	Consultancy Agreement with Mr. John Doherty, dated October 6, 2025.	8-K	001-40644	10.2	10/06/25
10.33†	Appointment Letter for Liron Sharon, dated December 8, 2025.	8-K	001-40644	10.1	12/08/2025
10.34†	Appointment Letter for Claire Rotshten, dated December 8, 2025.	8-K	001-40644	10.2	12/08/2025
10.35†	Employment Agreement, dated as of December 24, 2013, and Amendments by and between Kaltura Ltd. and Claire Rotshten.					*
10.36†	Employment Agreement, dated as of May 16, 2022, and Amendments by and between Kaltura Ltd. and Liron Sharon.					*
10.37†	Kaltura Severance Plan dated as of June 27, 2025	8-K	001-40644	10.1	06/27/2025
10.38†	Form of RSU Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.19	02/25/2022
10.39†	Form of Stock Option Award Agreement Under 2021 Incentive Award Plan - For Israeli Participants	10-K	001-40644	10.20	02/25/2022
10.40†	Form of Indemnification Agreement between Kaltura, Inc. and its directors and officers.	S-1/A	333-253699	10.18	3/23/2021
19.1	Insider Trading Compliance Policy	10-K	001-40644	19.1	2/20/2025
21.1	List of Subsidiaries of Kaltura, Inc.					*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy For Recovery of Erroneously Awarded Compensation	10-K	001-40644	97.1	02/22/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.
# Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: March 16, 2026	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ron Yekutiel	Chairman, President and Chief Executive Officer and Director	March 16, 2026
Ron Yekutiel	(principal executive officer)
/s/ Claire Rotshten	Executive Vice President of Finance	March 16, 2026
Claire Rotshten	(principal accounting officer)
/s/ Liron Sharon	Executive Vice President of Financial Planning and Analysis	March 16, 2026
Liron Sharon	(principal financial officer)

/s/ Richard Levandov	Director	March 16, 2026
Richard Levandov

/s/ Shay David	Director	March 16, 2026
Dr. Shay David

/s/ Ronen Faier	Director	March 16, 2026
Ronen Faier

/s/ Naama Halevi Davidov	Director	March 16, 2026
Dr. Naama Halevi Davidov

/s/ Eyal Manor	Director	March 16, 2026
Eyal Manor