Form 10-Q
period 2026-03-31
KALTURA INC
filed 2026-05-11
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 4, 2026 was 150,374,742.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions or terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, projections of demand, growth prospects, product development, expected impact of strategic transactions, competitive pressure, cost savings, stock-based compensation, revenue recognition, business strategy, plans, market growth, the economic climate and its impact on us, and other financial and market matters.
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
•The other important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,395	$27,521
Marketable securities	3,409	24,358
Trade receivables	17,053	16,358
Prepaid expenses and other current assets	12,077	13,938
Deferred contract acquisition and fulfillment costs, current	7,667	8,508

Total current assets	98,601	90,683

LONG-TERM ASSETS:
Marketable securities	—	10,883
Property and equipment, net	11,862	12,361
Other assets, noncurrent	3,738	3,501
Deferred contract acquisition and fulfillment costs, noncurrent	8,297	9,403
Operating lease right-of-use assets	9,832	10,311
Intangible assets, net	2,050	2,137
Goodwill	25,386	25,418

Total noncurrent assets	61,165	74,014

TOTAL ASSETS	$159,766	$164,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	27,807	29,035
Trade payables	8,360	3,788
Employees and payroll accruals	13,500	14,876
Accrued expenses and other current liabilities	15,823	15,592
Operating lease liabilities	2,946	2,901
Deferred revenue, current	53,899	60,291

Total current liabilities	122,335	126,483

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	1,794	2,159
Operating lease liabilities, noncurrent	13,770	14,398
Other liabilities, noncurrent	17,223	15,325

Total noncurrent liabilities	32,787	31,882

TOTAL LIABILITIES	$155,122	$158,365
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 178,572,959 and 176,766,256 shares issued as of March 31, 2026 and December 31, 2025, respectively; 149,561,621 and 147,754,918 outstanding as of March 31, 2026 and December 31, 2025, respectively	18	18
Treasury stock – 29,011,338 shares of common stock, $0.0001 par value per share, as of March 31, 2026 and December 31, 2025	(34,006)	(34,006)
Additional paid-in capital	522,191	518,443
Accumulated other comprehensive income	1,092	2,759
Accumulated deficit	(484,651)	(480,882)

Total stockholders' equity	4,644	6,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,766	$164,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription	$43,189	$44,906
Professional services	1,437	2,078

Total revenue	44,626	46,984

Cost of revenue:
Subscription	9,745	10,487
Professional services	2,773	3,761

Total cost of revenue	12,518	14,248

Gross profit	32,108	32,736

Operating expenses:

Research and development	10,736	12,088
Sales and marketing	11,849	11,923
General and administrative	10,747	10,302

Total operating expenses	33,332	34,313

Operating loss	1,224	1,577

Financial expenses (income), net	85	(1,803)

Income (loss) before provision for income taxes	(1,309)	226

Provision for income taxes	2,460	1,345

Net loss	3,769	1,119

Net loss per share attributable to common stockholders, basic and diluted	$0.03	$0.01

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,840,668	154,009,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$3,769	$1,119
Other comprehensive income (loss):
Net unrealized losses on cash flow hedges	(1,605)	(924)
Net unrealized gains (losses) on available-for-sale marketable securities	(62)	12
Other comprehensive losses	(1,667)	(912)
Comprehensive loss	$5,436	$2,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2026	147,754,918	$18	29,011,338	$(34,006)	$518,443	$2,759	$(480,882)	$6,332

Stock-based compensation	—	—	—	—	3,723	—	—	3,723
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,806,703	—	—	—	25	—	—	25
Other comprehensive loss	—	—	—	—	—	(1,667)	—	(1,667)
Net loss	—	—	—	—	—	—	(3,769)	(3,769)

Balance as of March 31, 2026	149,561,621	$18	29,011,338	$(34,006)	$522,191	$1,092	$(484,651)	$4,644

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2025	152,057,148	$15	9,923,759	$(7,801)	$500,024	959	$(468,810)	$24,387

Stock-based compensation	—	—	—	—	4,443	—	—	4,443
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(1,175,109)	—	1,175,109	(2,318)	—	—	—	(2,318)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,364,992	1	—	—	1,266	—	—	1,267
Other comprehensive loss	—	—	—	—	—	(912)	—	(912)
Net loss	—	—	—	—	—	—	(1,119)	(1,119)

Balance as of March 31, 2025	154,247,031	$16	11,098,868	$(10,119)	$502,644	$47	$(469,929)	$22,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:

Net loss	$(3,769)	$(1,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,189	1,185
Stock-based compensation expenses	3,761	4,533
Amortization of deferred contract acquisition and fulfillment costs	2,575	2,864
Loss on sale of property and equipment	14	—
Non-cash interest expense (income), net	96	(60)
Loss (gain) on foreign exchange	39	(61)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(695)	1,769
Decrease (increase) in prepaid expenses and other current assets and other assets, noncurrent	138	(1,293)
Increase in deferred contract acquisition and fulfillment costs	(694)	(1,104)
Increase in trade payables	4,522	5,216
Increase (decrease) in accrued expenses and other current liabilities	231	(1,973)
Decrease in employees and payroll accruals	(1,553)	(2,566)
Increase in other liabilities, noncurrent	1,663	1,044
Decrease in deferred revenue	(6,757)	(9,254)
Operating lease right-of-use assets and lease liabilities, net	(104)	(228)

Net cash provided by (used in) operating activities	656	(1,047)

Cash flows from investing activities:

Investment in available-for-sale marketable securities	—	(26,390)
Proceeds from maturities of available-for-sale marketable securities	31,758	28,933
Purchases of property and equipment	(61)	(297)
Capitalized internal-use software development costs	(268)	—

Net cash provided by investing activities	31,429	2,246

Cash flows from financing activities:

Repayment of long-term loans	(1,313)	(875)
Proceeds from exercise of stock options	141	1,470
Cash settlement of equity classified share-based payment awards	—	(889)
Repurchase of common stock	—	(2,318)
Payments on account of repurchase of common stock	—	(12)

Net cash used in financing activities	(1,172)	(2,624)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39)	61

Net increase (decrease) in cash, cash equivalents and restricted cash	30,874	(1,364)
Cash, cash equivalents and restricted cash at the beginning of the period	27,621	33,159
Cash, cash equivalents and restricted cash at the end of the period	$58,495	$31,795
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Three Months Ended March 31,
	2026	2025

Supplemental disclosure of non-cash activity:

Purchase of property and equipment in credit and internal use software	$282	$42

Capitalized stock-based compensation cost	$27	$—

Pending proceeds from option exercises	$21	$13

Cash settlement of equity classified share-based payment awards, unpaid	$—	$2,200

Supplemental disclosure of cash flow information:

Cash paid for income taxes, net	$192	$570

Cash paid for interest	$460	$565

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:

Cash and cash equivalents	$58,395	$31,695
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$58,495	$31,795

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
The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026 ("2025 10-K").
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended March 31,
	2026	2025

Customer A (Media & Telecom)	10.48%	10.44%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s 2025 10-K. There have been no significant changes to these policies during the three months ended March 31, 2026 except as noted below.
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
In July 2025, the FASB issued ASU 2025-05, to address complexities in applying current expected credit losses for current accounts receivable and contract assets. The amendments allow entities to make an accounting policy election to apply a practical expedient when estimating expected credit losses for certain assets, which allows entities to assume that economic conditions at the balance sheet date will remain unchanged for the remaining life of those assets. The Company adopted the provisions of the amendments as of January 1, 2026. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
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
ASU 2025-12 codification improvements - “In December 2025, the FASB issued ASU 2025-12 Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact on its consolidated financial statement.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

Fair Value

Cash and cash equivalents	$441
Other current assets	84
Fixed assets, net	23
Intangible assets	2,142
Goodwill	14,315

Total Assets	17,005

Accrued expenses and other current liabilities	588
Accounts payable	8
Deferred revenues	17

Total Liabilities	613

Cash consideration	7,588
Contingent consideration	6,493
Equity consideration	2,311

Total purchase consideration	$16,392

During the three months ended March 31, 2026, the Company finalized measurement period adjustments related to its Intangible assets, which were recorded to reflect facts and circumstances that existed as of the acquisition date. These adjustments decreased the goodwill balance by $32 to $14,315.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

NOTE 4: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended March 31, 2026
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$33,678	98.6%	$9,511	90.8%
Professional services	473	1.4%	964	9.2%

	$34,151	100%	$10,475	100%

	Three Months Ended March 31, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$33,607	97.6%	$11,299	89.9%
Professional services	809	2.4%	1,269	10.1%

	$34,416	100%	$12,568	100%

The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$23,599	52.9%	$24,190	51.5%
Europe, the Middle East and Africa ("EMEA")	18,333	41.1%	18,768	39.9%
Other	2,694	6.0%	4,026	8.6%

	$44,626	100%	$46,984	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $154,471, which consists of both billed consideration in the amount of $55,693 and unbilled consideration in the amount of $98,778 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 67% of its remaining performance obligations as revenue over the next 12 months and the remainder over the next four years.

Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended March 31,
	2026	2025

Beginning balance	$16,801	$22,202
Additions to deferred contract acquisition costs during the period	694	1,104
Amortization of deferred contract acquisition costs	(2,438)	(2,703)

Ending balance	15,057	20,603

Deferred contract acquisition costs, current	6,998	9,347
Deferred contract acquisition costs, noncurrent	8,059	11,256

Total deferred costs to obtain a contract	$15,057	$20,603

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended March 31,
	2026	2025

Beginning balance	$1,110	$2,167
Additions to deferred costs to fulfill a contract during the period	—	—
Amortization of deferred costs to fulfill a contract	(203)	(249)

Ending balance	907	1,918

Deferred fulfillment costs, current	669	979
Deferred fulfillment costs, noncurrent	238	939

Total deferred costs to fulfill a contract	$907	$1,918

NOTE 5: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$2,349	$—	$—	$2,349
U.S. Treasury	1,000	1	—	1,001
Municipal bonds	58	1	—	59
	3,407	2	—	3,409

Total	$3,407	$2	$—	$3,409

	As of December 31, 2025
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$15,474	$20	$—	$15,494
U.S. Treasury	6,490	13	—	6,503
Commercial paper	986	1	—	987
Agency bonds	1,135	2	—	1,137
Municipal bonds	236	1	—	237
	24,321	37	—	24,358

Available-for-sale – matures after one year:
Corporate bonds	8,324	23	—	8,347
U.S. Treasury	2,026	3	—	2,029
Agency bonds	507	—	—	507
	10,857	26	—	10,883

Total	$35,178	$63	$—	$35,241
As of March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. During the three months ended March 31, 2026, losses of $19 from available-for-sale marketable securities were reclassified out of accumulated other comprehensive income.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 6: FAIR VALUE MEASUREMENTS
In accordance with ASC 820, the Company measures its cash equivalents and marketable securities at fair value using the market approach valuation technique. Cash equivalents and marketable securities are classified within Level 1 or Level 2 because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within the Level 2 value hierarchy, as the valuation inputs are based on quoted prices and market observable data of similar instruments. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	March 31, 2026	December 31, 2025

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$46,031	$15,783

Short-term marketable securities:
Corporate bonds	Level 2	$2,349	$15,494
U.S. Treasury	Level 2	$1,001	$6,503
Municipal bonds	Level 2	$59	$237
Agency bonds	Level 2	$—	$1,137
Commercial paper	Level 2	$—	$987

Long-term marketable securities:
Corporate bonds	Level 2	$—	$8,347
U.S. Treasury	Level 2	$—	$2,029
Agency bonds	Level 2	$—	$507

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,644	$3,644
Options and forward contracts designated as hedging instruments	Level 2	$1,092	$2,697

Other assets, noncurrent:
Restricted bank deposit		$1,175	$1,166

Liabilities:
Contingent consideration	Level 3	$6,810	$6,493
Under the eSelf purchase agreement, the former shareholders of eSelf are entitled to contingent earn out payments based on the Company’s achievement of certain revenue metrics for 2026 to 2028. If all targets are achieved (100%), the payments would total $12,500.

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
The following table presents changes in the fair value of the earn-out consideration, which were recognized in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026:

Balance as of December 31, 2025	$6,493
Expense from changes in the fair value	317

Balance as of March 31, 2026	$6,810

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $6,030 and $15,864 as of March 31, 2026, and December 31, 2025, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $1,092 and $2,697, respectively. These assets were recorded under prepaid expenses and other current assets. Gains of $1,886 and $326 were reclassified from accumulated other comprehensive income during the three months ended March 31, 2026 and 2025, respectively. Such gains were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three months ended March 31, 2026 and 2025 were as follows:

Condensed Statement of Operations Location:	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Cost of revenue	$(171)	$(38)
Research and development	(991)	(172)
Sales and marketing	(290)	(47)
General and administrative	(434)	(69)

Total	$(1,886)	$(326)

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

NOTE 8: LEASES
The Company leases its office facilities under agreements that expire at various dates through November 2032.
Components of operating lease expense were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Operating lease cost	$725	$903
Variable lease cost	88	59

Total	$813	$962
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Cash paid for operating leases	$154	$208
As of March 31, 2026, and March 31, 2025, the weighted-average discount rates were 4.7%. Maturities of the Company’s operating lease liabilities as of March 31, 2026 were as follows:

Year Ending December 31,

2026 (Remainder)	$2,633
2027	3,081
2028	2,717
2029	2,717
2030	2,717
2031 and thereafter	4,981
Total operating lease payments	18,846
Less: imputed interest	2,130
Total operating lease liabilities	$16,716
NOTE 9: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026.

The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of March 31, 2026:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

Year Ending December 31,

2026 (Remainder)	$20,531
2027	1,861

Total purchase commitment	$22,392
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 10: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025

Prepaid expenses	$6,576	$6,149
Derivative instrument	1,092	2,697
Restricted bank deposits	3,644	3,644
Other current assets	765	1,448

	$12,077	$13,938
Property and Equipment, net
Composition of property and equipment is as follows:

	March 31, 2026	December 31, 2025
Cost:
Computers and peripheral equipment	$2,316	$2,238
Office furniture and equipment	2,256	2,266
Leasehold improvements	7,127	7,127
Internal use software	14,227	13,755

	25,926	25,386

Accumulated depreciation	(14,064)	(13,025)

Depreciated cost	$11,862	$12,361

Depreciation expenses for the three months ended March 31, 2026 and 2025 were $1,069 and $1,074, respectively.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Other assets, noncurrent

	March 31, 2026	December 31, 2025

Restricted cash	$100	$100
Severance pay fund	2,236	2,002
Restricted deposit	1,175	1,166
Other	227	233

	$3,738	$3,501
Accrued expenses and other current liabilities

	March 31, 2026	December 31, 2025

Accrued expenses	$2,773	$3,358
Accrued taxes	11,927	10,801
Other current liabilities	1,123	1,433

	$15,823	$15,592

Other liabilities, noncurrent

	March 31, 2026	December 31, 2025

Accrued taxes, noncurrent	$7,524	$6,151
Deferred tax liability	519	507
Contingent consideration	6,810	6,493
Other	2,370	2,174

	$17,223	$15,325

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 11: GOODWILL AND INTANGIBLE ASSETS

The carrying amounts and accumulated amortization expenses of the intangible assets, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026		December 31, 2025
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	4.67	$6,842	$6,809
Customer relationship	1.00	1,822	1,822

		8,664	8,631
Accumulated amortization and impairments:
Technology		(4,844)	(4,735)
Customer relationship		(1,770)	(1,759)

		(6,614)	(6,494)

Intangible assets, net		$2,050	$2,137

During the three months ended March 31, 2026, and 2025, the Company recorded amortization expenses in the amount of $120 and $111, respectively, included in cost of revenue and sales and marketing expenses in the statements of operations.
The estimated future amortization expense of intangible assets as of March 31, 2026, is as follows:

Year Ending December 31,

2026 (Remainder)	$359
2027	440
2028	428
2029	428
2030	395

$2,050

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 12: INCOME TAXES
The Company recognized an income tax expense of $2,460 and $1,345 for the three months ended March 31, 2026, and 2025, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings in our foreign jurisdictions.
The Company’s effective tax rates of (188)% and 595% for the three months ended March 31, 2026 and 2025, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and the foreign countries in which we operate.
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
NOTE 13: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2026	2025

Numerator:
Net loss	$3,769	$1,119
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	145,840,668	154,009,623

Net loss per share attributable to common stockholders, basic and diluted	$0.03	$0.01

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended March 31,
	2026	2025

Outstanding stock options and RSUs	25,680,168	31,278,158

Total	25,680,168	31,278,158
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

	Three Months Ended March 31, 2026
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$34,151	$10,475	$44,626

Cost of revenue

Production costs	4,231	2,957	7,188

Compensation	2,464	842	3,306

Depreciation and amortization	296	518	814

Other segment items	698	512	1,210

Total cost of revenue	7,689	4,829	12,518

Gross profit	26,462	5,646	32,108

Operating expenses			33,332
Financial expenses, net			85
Provision for income taxes			2,460

Net loss			$3,769

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended March 31, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$34,416	$12,568	$46,984

Cost of revenue

Production costs	4,176	3,507	7,683

Compensation	2,654	1,347	4,001

Depreciation and amortization	226	536	762

Other segment items	792	1,010	1,802

Total cost of revenue	7,848	6,400	14,248

Gross profit	26,568	6,168	32,736

Operating expenses			34,313
Financial income, net			(1,803)
Provision for income taxes			1,345

Net loss			$1,119

Other segment items include costs related to subcontractors and consultants, allocated rent, IT expenses and other general costs.
Geographical information
See Note 4 for disaggregated revenue by geographic region.

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
In March and October 2025, the Company entered into amendments to the Credit Agreement that, among other things, increased the aggregate amount of permitted Restricted Payments and modified the conditions applicable to such payments to facilitate the Company’s repurchases of securities. In November 2025, the Company entered into an additional amendment to the Credit Agreement to permit the Company to enter into certain strategic transactions, including an increase to the aggregate amount of Permitted Acquisitions (as defined in the Credit Agreement). In April 2026, the Company entered into a further amendment to the Credit Agreement that, among other things, reduced the aggregate amount of permitted Restricted Payments to zero and updated the amount of Permitted Acquisitions.
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2026, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.30%, consisting of 3.70% (the 3-month SOFR rate as of March 31, 2026), 0.10% credit spread adjustment and the margin of 2.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain financial covenants as defined therein. As of March 31, 2026, the Company met these covenants.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2026 (Remainder)	$27,807

$27,807
The carrying amounts of the loans approximate their fair value.

NOTE 16: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2026, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 7,387,746 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2026	13,615,770	$3.37	3.76	$1,582

Granted	—	$—		$—
Exercised	(55,239)	$0.46		$53
Forfeited	(246,662)	$2.99		$—

Outstanding and exercisable as of March 31, 2026	13,313,869	$3.39	3.61	$938

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the three months ended March 31, 2026:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2026	9,635,959	$2.16
RSUs granted	4,601,197	$1.55
RSUs vested	(1,751,464)	$2.04
RSUs forfeited	(119,393)	$1.99
Unvested and Outstanding as of March 31, 2026	12,366,299	$1.95

The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended March 31,
	2026	2025

Cost of revenue	$106	$128
Research and development	1,014	849
Sales and marketing	484	432
General and administrative	2,157	3,124

Total expenses	$3,761	$4,533

As of March 31, 2026, there was $25,155 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

March 31, 2026
Outstanding options	13,313,869
Outstanding RSUs	12,366,299
Shares reserved under 2021 Plan	10,484,514

Total	36,164,682
Stock Repurchase Program
In March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15,000 thereunder.

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
During the three months ended March 31, 2026, the Company did not repurchase any shares of common stock.
NOTE 17: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended March 31,
	2026	2025

Financial income:

Interest income	$540	$896
Foreign currency translation adjustments, net	—	1,572

	540	2,468
Financial expenses:

Foreign currency translation adjustments, net	4	—
Bank fees	38	39
Interest expense	544	609
Other	39	17

	625	665

Financial expenses (income), net	$85	$(1,803)
NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes in accumulated other comprehensive income by component, net of tax ("AOCI"), during the three months ended March 31, 2026 and 2025:

	Net Unrealized Losses on Available-for-Sale Securities Instruments	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2025	$63	$2,696	$2,759
Other comprehensive income (loss) before reclassifications	(81)	281	200
Net realized losses (gains) reclassified from accumulated other comprehensive income	19	(1,886)	(1,867)
Other comprehensive loss	(62)	(1,605)	(1,667)
Balance as of March 31, 2026	$1	$1,091	$1,092

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2024	$23	$936	$959
Other comprehensive income (loss) before reclassifications	12	(598)	(586)
Net realized gains reclassified from accumulated other comprehensive income	—	(326)	(326)
Other comprehensive income (loss)	12	(924)	(912)
Balance as of March 31, 2025	$35	$12	$47
NOTE 19: SUBSEQUENT EVENTS
On April 1, 2026, the Company closed its previously announced acquisition of all of the issued and outstanding share capital of PathFactory Holdings ULC (“PathFactory”) from PathFactory’s shareholders, for a purchase price consisting of total cash consideration of $22,000.
Due to the timing of the transaction closing date, which occurred subsequent to the balance sheet date, the purchase price allocation is considered preliminary. As a result, the Company is unable to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill. The Company expects to finalize the purchase price allocation valuation as soon as practicable, but no later than one year from the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026 (the "2025 10-K"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our 2025 10-K and elsewhere in this Quarterly Report on Form 10-Q.
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
As video usage continues to accelerate across communication, work, and learning environments, organizations are increasingly deploying sophisticated video solutions to further engage with their customers, partners, and employees. The introduction of Gen AI further amplifies this demand and is expected to have a substantial impact on our business by enabling the automatic production of hyper-personalized and contextually relevant video experiences in real time. We believe this powerful new tool will expand opportunities for increased video creation, consumption, and monetization, and drives a need for advanced video content management solutions.

To support our AI capabilities, in 2025, we acquired eSelf AI, a multimodal AI lab developing technology for agentic interactions with live avatars. Through this acquisition, we expanded our content creation and experience capabilities to include AI-generated video and avatar-based interactions, enhancing our rich media content creation layer. In addition, in April, 2026, we completed our previously announced acquisition of PathFactory Holdings ULC (“PathFactory”), a provider of content journey orchestration and engagement analytics solutions. We believe this acquisition, will strengthen our position in the emerging conversation automation and agentic engagement solutions market and complement the eSelf AI acquisition by adding journey-level orchestration, intent data, analytics, and integrations across additional content types and enterprise systems.
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

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue
Enterprise, Education & Technology	$34,151	$34,416
Media & Telecom	10,475	12,568
Total Revenue	$44,626	$46,984
Gross Profit
Enterprise, Education & Technology	26,462	26,568
Media & Telecom	5,646	6,168
Total Gross Profit	$32,108	$32,736

We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. For the three months ended March 31, 2026 and 2025, our Net Dollar Retention Rate was 95% and 107%, respectively, primarily reflecting the lagging impact of elevated churn in our M&T segment in 2025 . Our Annualized Recurring Revenue (as defined below), declined by 3% in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
For any given year, a large majority of our revenue comes from existing customers, with whom we are in active dialogue and tend to have visibility into their expected usage of our offerings.
We are expanding our go-to-market approaches to support a wider range of adoption models and customer sizes. We believe certain of our newer offerings, particularly AI-assisted content creation tools and conversational rich media agents, are well suited for more targeted departmental deployments, self-service adoption, and product-led growth (“PLG”) motions. These offerings may enable us to engage smaller organizations, teams, and departments, including small and medium enterprises (“SMEs”) and individual groups within larger enterprises, while remaining complementary to our core enterprise business. In addition, we are investing in developer-led growth (“DLG”) initiatives by expanding our APIs, SDKs, and developer tools, including planned offerings such as an Agentic Avatar SDK. These capabilities are designed to enable independent software vendors (“ISVs”), system integrators, partners, and developers to embed Kaltura-powered rich media and conversational interfaces into their own products, workflows, and applications. We also intend to continue expanding our ecosystem of channel partners, including co-sell, resell, OEM, and marketplace relationships. We believe that broader partner distribution, including through cloud marketplaces and digital channels, may increase reach, reduce customer acquisition costs, and accelerate adoption across both enterprise and self-service use cases. Recent partnerships with platforms such as Descript and Cornerstone illustrate this strategy: by integrating the Company’s AI-powered video, avatar, content management, and engagement capabilities into adjacent creation, learning, and workforce-development workflows, the Company intends to meet customers where they already work, package its capabilities into higher-value solutions, and unlock partner-led demand from established enterprise ecosystems.
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
Acquiring New Customers
We remain focused on acquiring customers across our key verticals (technology, education, regulated industries, professional and commercial services, and media & telecom). Our approach includes direct enterprise sales for larger customers, as well as channel partnerships and more self-serve or inside sales–led motions to capture SMEs. We believe that increasing brand awareness and continued product innovation will help us attract new customers across geographies and industries. We also continue to provide our self-serve offering that can be purchased completely online, which serves as a demand generation engine for our low-touch and enterprise offerings. We believe this will enable us to efficiently acquire smaller customers across all industries over time–expanding beyond enterprises into SMEs, beyond universities into K-12 schools, beyond tier 1 media and telecom companies to tier 2 and 3 media and telecom companies, and beyond providing Media Services to large technology companies to also addressing smaller technology firms and startups.
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions—such as our newly introduced Gen AI-powered capabilities and expanded application suites—we aim to drive higher usage and expand overall revenue. Sustained customer adoption and usage growth are also supported by strong integration, ongoing support, and a commitment to evolving security and compliance requirements. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended March 31, 2026, our Net Dollar Retention Rate was 95%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net Dollar Retention Rate	95%	107%

	As of March 31,
	2026	2025
	(in thousands)
Remaining Performance Obligations(1)	$154,471	$154,621
Annualized Recurring Revenue	$168,786	$174,842
(1) Remaining Performance Obligations as of March 31, 2025 reflect a reassessment of the historical treatment of certain customer contracts that contain “termination for convenience” clauses, which has resulted in a negative adjustment of $30,239.
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been recognized, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods.
As of March 31, 2026, our Remaining Performance Obligations was $154.5 million, which consists of both billed consideration in the amount of $55.7 million and unbilled consideration in the amount of $98.8 million that we expect to invoice and recognize in future periods. We expect to recognize 67% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before financial expenses (income), net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, certain professional consulting and other expenses associated with strategic initiatives expenses and change in the fair value of the contingent consideration.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(3,769)	$(1,119)
Financial expense (income), net (a)	85	(1,803)
Provision for income taxes	2,460	1,345
Depreciation and amortization	1,189	1,185
EBITDA	(35)	(392)
Non-cash stock-based compensation expense	3,761	4,533
Strategic initiatives expenses (b)	1,624	—
Change in fair value of contingent consideration	317	—
Adjusted EBITDA	$5,667	$4,141

(a)The three months ended March 31, 2026 and 2025 included $544 and $609 respectively, of interest expenses and $540 and $896 respectively, of interest income.
(b)Strategic initiatives expenses for the three months ended March 31, 2026 relate to professional fees, consulting services, transaction-related costs incurred in connection with the acquisition of PathFactory and other costs associated with strategic initiatives.

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
Cost of revenue decreased in absolute dollars from the three months ended March 31, 2025 to the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, our cost of revenue was $12,518 and $14,248, respectively.
Gross Margins
Gross margin has improved year-over-year since 2020, on an aggregate basis, and while it has and will continue to vacillate between quarters, we expect our growth trend to continue in the coming years. Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between software licenses, maintenance and support, professional services, onboarding of new media and telecom customers, hosting of major virtual events, and changes in cloud infrastructure and personnel costs. In particular, the gross margins in the M&T segment are lower than in the EE&T segment because of resources required for implementing solutions for TV experiences, which generally exceed those of other offerings. This results in a longer period for M&T from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of M&T revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our M&T gross margin.

Going forward, we expect to see a gradual improvement in gross margins for both EE&T and M&T, driven by enhanced efficiencies in both production and professional services costs.
For the three months ended March 31, 2026 and 2025, our gross margins were 72% (77% for subscriptions and (93)% for professional services) and 70% (77% for subscriptions and (81)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended March 31, 2026 and 2025 were 77% (83% for subscriptions and (301)% for professional services) and 77% (83% for subscriptions and (163)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended March 31, 2026 and 2025 were 54% (58% for subscriptions and 9% for professional services) and 49% (58% for subscriptions and (29)% for professional services), respectively.
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
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing functions, including salaries and other direct personnel-related costs, such as sales commissions.
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

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$34,151	$34,416	$(265)	(1)%
Media & Telecom	10,475	12,568	(2,093)	(17)%
Total revenue	44,626	46,984	(2,358)	(5)%
Cost of revenue	12,518	14,248	(1,730)	(12)%
Total gross profit	32,108	32,736	(628)	(2)%
Operating expenses:
Research and development expenses	10,736	12,088	(1,352)	(11)%
Sales and marketing expenses	11,849	11,923	(74)	(1)%
General and administrative expenses	10,747	10,302	445	4%
Total operating expenses	33,332	34,313	(981)	(3)%
Loss from operations	1,224	1,577	(353)	(22)%
Financial expenses (income), net	85	(1,803)	1,888	(105)%
Income (loss) before provision for income taxes	(1,309)	226	(1,535)	(679)%
Provision for income taxes	2,460	1,345	1,115	83%
Net loss	$3,769	$1,119	$2,650	237%
Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (77% and 73% of revenue for the three months ended March 31, 2026 and 2025, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.

•Media & Telecom (23% and 27% of revenue for the three months ended March 31, 2026 and 2025, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended March 31, 2026 and 2025
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$33,678	$33,607	$71	0%
Professional services revenue	473	809	(336)	(42)%
Total Enterprise, Education & Technology revenue	$34,151	$34,416	$(265)	(1)%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$27,884	$27,888	$(4)	0%
Professional services gross loss	(1,422)	(1,320)	(102)	8%
Total Enterprise, Education & Technology gross profit	$26,462	$26,568	$(106)	0%
Enterprise, Education & Technology Revenue
Total EE&T revenue decreased by $0.3 million, or 1%, to $34.2 million for the three months ended March 31, 2026, from $34.4 million for the three months ended March 31, 2025. This decrease was due to a $1.0 million decrease in revenue from existing customers partially offset by a $0.7 million increase in revenue from new customers.
EE&T subscription revenue grew slightly to $33.7 million for the three months ended March 31, 2026, from $33.6 million for the three months ended March 31, 2025.
EE&T professional services revenue decreased by $0.3 million, or 42%, to $0.5 million for the three months ended March 31, 2026, from $0.8 million for the three months ended March 31, 2025.
Enterprise, Education & Technology Gross Profit
Total EE&T gross profit was $26.5 million for the three months ended March 31, 2026, almost flat compared to $26.6 million for the three months ended March 31, 2025.
EE&T subscription gross profit was $27.9 million for the three months ended March 31, 2026, consistent with $27.9 million for the three months ended March 31, 2025.
EE&T professional services gross loss increased by $0.1 million, or 8%, to $1.4 million for the three months ended March 31, 2026, from $1.3 million for the three months ended March 31, 2025.This decrease was due to decrease in revenue.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,511	$11,299	$(1,788)	(16)%
Professional services revenue	964	1,269	(305)	(24)%
Total Media & Telecom revenue	$10,475	$12,568	$(2,093)	(17)%

Media & Telecom gross profit:
Subscription gross profit	$5,560	$6,532	$(972)	(15)%
Professional services gross profit (loss)	86	(364)	450	124%
Total Media & Telecom gross profit	$5,646	$6,168	$(522)	(8)%
Media & Telecom Revenue
Total M&T revenue decreased by $2.1 million, or 17%, to $10.5 million for the three months ended March 31, 2026, from $12.6 million for the three months ended March 31, 2025. The decrease is mainly attributable to a revenue decrease from existing customers.
M&T subscription revenue decreased by $1.8 million, or 16%, to $9.5 million for the three months ended March 31, 2026, from $11.3 million for the three months ended March 31, 2025.
M&T professional services revenue decreased by $0.3 million, or 24%, to $1.0 million for the three months ended March 31, 2026, from $1.3 million for the three months ended March 31, 2025.
Media & Telecom Gross Profit
Total M&T gross profit decreased by $0.5 million, or 8%, to $5.6 million for the three months ended March 31, 2026, from $6.2 million for the three months ended March 31, 2025. This decrease was mainly due to the revenue decrease of $2.1 million, partially offset by lower headcount and reduction in production costs, which is a result of improved efficiency.
M&T subscription gross profit decreased by $1.0 million, or 15%, to $5.6 million for the three months ended March 31, 2026, from $6.5 million for the three months ended March 31, 2025.
M&T professional services gross profit increased by $0.5 million, or 124%, to $0.1 million gross profit for the three months ended March 31, 2026, from $0.4 million gross loss for the three months ended March 31, 2025.

Operating Expenses
Research and Development expenses

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$7,440	$8,290	$(850)	(10)%
Subcontractors and consultants	1,315	1,554	(239)	(15)%
IT related	1,179	1,220	(41)	(3)%
Other	802	1,024	(222)	(22)%
Total research and development expenses	$10,736	$12,088	$(1,352)	(11)%

Research and development expenses decreased by $1.4 million, or 11%, to $10.7 million for the three months ended March 31, 2026, from $12.1 million for the three months ended March 31, 2025. The decrease was primarily due to a $0.9 million decrease in compensation expenses, mainly due to lower headcount and the capitalization of compensation costs related to a development internal use software. In addition the decrease was also due to a $0.2 million decrease in subcontractor and consultant costs, primarily attributable to reduced use of outsourced resources.

Sales and Marketing expenses

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,497	$9,350	$147	2%
Marketing expenses	582	837	(255)	(30)%
Travel and entertainment	244	339	(95)	(28)%
Other	1,526	1,397	129	9%
Total sales and marketing expenses	$11,849	$11,923	$(74)	(1)%

Sales and marketing expenses slightly decreased by $0.1 million, or 1%, to $11.8 million for the three months ended March 31, 2026, from $11.9 million for the three months ended March 31, 2025.

General and Administrative expenses

	Three Months Ended March 31,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$5,871	$7,303	$(1,432)	(20)%
Professional fees and insurance	1,073	1,074	(1)	0%
IT related	623	607	16	3%
Human resources related	275	293	(18)	(6)%
Subcontractors and consultants	163	317	(154)	(49)%
Travel and entertainment	234	224	10	4%
Change in fair value of contingent consideration	317	—	317	NM
Strategic initiatives	1,624	—	1,624	NM
Other	567	484	83	17%
Total general and administrative expenses	$10,747	$10,302	$445	4%

General and administrative expenses increased by $0.4 million to $10.7 million for the three months ended March 31, 2026, from $10.3 million for the three months ended March 31, 2025. The increase was primarily due to a $1.6 million increase in strategic initiatives costs, primarily related to acquisition-related expenses, incurred in connection with the acquisition of PathFactory and professional fees, consulting, and other expenses associated with strategic initiatives, and a $0.3 million increase from the accretion of contingent consideration. These were partially offset by a $1.4 million decrease in compensation expenses, primarily reflects lower stock-based compensation costs, largely driven by the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025.
Financial Expenses (Income), net
Financial expenses, net increased by $1.9 million, or 105%, to $0.1 million expenses for the three months ended March 31, 2026, from $1.8 million income for the three months ended March 31, 2025. The increase was primarily due to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $1.1 million, or 83%, to $2.5 million for the three months ended March 31, 2026, from $1.3 million for the three months ended March 31, 2025, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of March 31, 2026, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
We believe that our net cash provided by operating activities, cash on hand, and availability under our Revolving Credit Facility will be adequate to meet our operating, investing, and financing needs for at least the next 12 months.Our future capital requirements will depend on many factors, including our revenue growth, the timing and extent of investments to support such growth, the expansion of sales and marketing activities, increases in general and administrative costs and many other factors as described under Part I, Item 1A. “Risk Factors” of our 2025 10-K, and “—Key Factors Affecting Our Performance.” above. In addition, our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Repurchase Program
In March 2025, the Board approved a new repurchase program (the “2025 Repurchase Program”), providing for repurchases up to a total of $15 million thereunder.
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
During the three months ended March 31, 2026, the Company did not repurchase any shares of common stock.

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
In March and October 2025, the Company entered into amendments to the Credit Agreement that, among other things, increased the aggregate amount of permitted Restricted Payments and modified the conditions applicable to such payments to facilitate the Company’s repurchases of securities. In November 2025, the Company entered into an additional amendment to the Credit Agreement to permit the Company to enter into certain strategic transactions, including an increase to the aggregate amount of Permitted Acquisitions (as defined in the Credit Agreement). In April 2026, the Company entered into a further amendment to the Credit Agreement that, among other things, reduced the aggregate amount of permitted Restricted Payments to zero and updated the amount of Permitted Acquisitions.
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
The Revolving Credit Facility includes a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million, each of which reduces borrowing availability under the Revolving Credit Facility
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) Alternative Base Rate ("ABR") loans (as defined in the Credit Agreement) accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of March 31, 2026, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.30%, consisting of 3.70% (the 3-month SOFR rate as of March 31, 2026), 0.10% credit spread adjustment and the margin of 2.50%.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of March 31, 2026.
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
As of March 31, 2026, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of March 31, 2026, we had approximately $27.8 million of borrowings outstanding under the Term Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Net cash provided by (used in) operating activities	$656	$(1,047)
Net cash provided by investing activities	31,429	2,246
Net cash used in financing activities	(1,172)	(2,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39)	61
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,874	(1,364)
Cash, cash equivalents, and restricted cash at beginning of period	27,621	33,159
Cash, cash equivalents and restricted cash at end of period	$58,495	$31,795

Operating Activities
Net cash provided by operating activities increased by $1.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Net cash provided by operating activities of $0.7 million for three months ended March 31, 2026 was primarily due to $3.8 million incremental net loss, adjusted for non-cash charges of $7.7 million, and net cash outflows of $3.2 million due to changes in our operating assets and liabilities.
Non-cash charges primarily consisted of depreciation and amortization of $1.2 million, stock-based compensation expenses of $3.8 million, amortization of deferred contract acquisitions and fulfillment costs of $2.6 million ,and non-cash interest expense, net of $0.1 million. The main drivers of net cash outflows were a increase in trade receivables of $0.7 million, a decrease in deferred revenue of $6.8 million, an increase in deferred contract acquisition and fulfillment cost of $0.7 million and a net change in operating right-of-use asset and lease liability of $0.1 million partially offset by an increase in trade payables of $4.5 million, an aggregate increase in employees accruals, accrued expenses and other liabilities of $0.3 million, and a decrease of $0.1 million in prepaid expenses and other current assets.
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

Investing Activities
Net cash provided by investing activities increased by $29.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Net cash provided by investing activities of $31.4 million for the three months ended March 31, 2026 was related mainly to proceeds from maturities of marketable securities of $31.8 million, partially offset by capitalized internal-use software development costs of $0.3 million, and $0.1 million of capital expenditures.
Net cash provided by investing activities of $2.2 million for the three months ended March 31, 2025 was related mainly to proceeds from maturities of marketable securities of $28.9 million, partially offset by purchases of marketable securities of $26.4 million, and $0.3 million of capital expenditures.
Financing Activities
Net cash used in financing activities decreased by $1.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Net cash used in financing activities of $1.2 million for the three months ended March 31, 2026 was primarily due to repayment of long-term loans of $1.3 million, offset by $0.1 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $2.6 million for the three months ended March 31, 2025 was primarily due to repurchase of common stock of $2.3 million, repayment of long-term loans of $0.9 million, and cash settlement of equity classified share-based payment awards of $0.9 million, offset by $1.5 million due to proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the three months ended March 31, 2026 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2025 10-K. For further information on our commitments and contractual obligations, refer to Note 8, Note 9 and Note 15 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2025 10-K. There have been no significant changes to these policies and estimates during the three months ended March 31, 2026.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three months ended March 31, 2026, of $0.3 million due to NIS (after considering cash-flow hedges) and $1.4 million due to Euros.
Interest Rate Risk
As of March 31, 2026, we had outstanding floating rate debt obligations of $27.8 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million for the three months ended March 31, 2026.
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
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Interim Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on such evaluation, our Chief Executive Officer and Interim Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds

On July 23, 2021, we completed our IPO, in which we issued and sold 15,000,000 shares of our common stock at a price to the public of $10.00 per share. On August 6, 2021, we issued and sold an additional 2,250,000 shares of our common stock at a price of $10.00 per share in connection with the underwriters’ exercise in full of their option to purchase additional shares of our common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 253699), as amended (the “Registration Statement”), declared effective by the SEC on July 20, 2021. As of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO for the purposes described in our final prospectus dated July 20, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2026, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

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
10.1
Ninth Amendment to Credit Agreement, dated as of November 17, 2025, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender
						*
10.2#^
Tenth Amendment to Credit Agreement, dated as of April 1, 2026, the subsidiaries of the Borrower party thereto, the several banks and other financial institutions or entities party thereto, and Silicon Valley Bank, as the Administrative Agent, the Issuing Lender and the Swingline Lender
						*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	***

*    Filed herewith.
**    Furnished herewith.
#    Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a supplemental copy of any of the omitted schedules (or similar attachments) to the SEC upon request.
^ Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALTURA, INC.

Date: May 11, 2026	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Claire Rotshten
Claire Rotshten
Executive Vice President of Finance
(Interim Principal Accounting Officer)

Date: May 11, 2026	By:	/s/ Liron Sharon
Liron Sharon
Executive Vice President of Financial Planning and Analysis
(Interim Principal Financial Officer)