Form 10-Q
period 2026-06-30
KALTURA INC
filed 2026-08-05
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 3, 2026 was 152,551,223

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
•If we are unable to consummate acquisitions at acceptable rate or prices or achieve our expected goals, to integrate prior acquisitions successfully, and to enter into other strategic transactions and relationships that support our long-term strategy, our growth rate and the trading price of our common stock could be negatively affected;

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
•Our failure to raise additional capital or generate the significant capital necessary to promote and expand our operations and invest in new offerings could reduce our ability to compete and could adversely affect our business; and
•Significant changes or developments in U.S. or international laws or policies, including with respect to trade policies and tariffs, may have a material adverse effect on our business, results of operations, and financial condition.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,965	$27,521
Marketable securities	5,333	24,358
Trade receivables	26,635	16,358
Prepaid expenses and other current assets	10,644	13,938
Deferred contract acquisition and fulfillment costs, current	6,769	8,508

Total current assets	75,346	90,683

NONCURRENT ASSETS:
Marketable securities	4,225	10,883
Property and equipment, net	11,309	12,361
Other assets, noncurrent	3,556	3,501
Deferred contract acquisition and fulfillment costs, noncurrent	7,461	9,403
Operating lease right-of-use assets	9,346	10,311
Intangible assets, net	9,915	2,137
Goodwill	47,660	25,418

Total noncurrent assets	93,472	74,014

TOTAL ASSETS	$168,818	$164,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$26,568	$29,035
Trade payables	10,488	3,788
Employees and payroll accruals	14,489	14,876
Accrued expenses and other current liabilities	21,523	15,592
Operating lease liabilities, current	3,103	2,901
Deferred revenue, current	58,318	60,291

Total current liabilities	134,489	126,483

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	1,434	2,159
Operating lease liabilities, noncurrent	13,841	14,398
Other liabilities, noncurrent	17,362	15,325

Total noncurrent liabilities	32,637	31,882

TOTAL LIABILITIES	$167,126	$158,365
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Common stock $0.0001 par value per share, 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 180,765,157 and 176,766,256 shares issued as of June 30, 2026 and December 31, 2025, respectively; 151,753,819 and 147,754,918 outstanding as of June 30, 2026 and December 31, 2025, respectively	18	18
Treasury stock – 29,011,338 shares of common stock, $0.0001 par value per share, as of June 30, 2026 and December 31, 2025	(34,006)	(34,006)
Additional paid-in capital	525,924	518,443
Accumulated other comprehensive (loss) income	(49)	2,759
Accumulated deficit	(490,195)	(480,882)

Total stockholders' equity	1,692	6,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,818	$164,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Subscription	$45,642	$42,384	$88,831	$87,290
Professional services	1,252	2,078	2,689	4,156

Total revenue	46,894	44,462	91,520	91,446

Cost of revenue:
Subscription	9,863	9,642	19,608	20,129
Professional services	2,494	3,601	5,266	7,362

Total cost of revenue	12,357	13,243	24,874	27,491

Gross profit	34,537	31,219	66,646	63,955

Operating expenses:

Research and development	12,710	11,568	23,446	23,656
Sales and marketing	12,838	11,519	24,688	23,442
General and administrative	8,491	10,889	19,238	21,191
Restructuring	1,273	—	1,273	—

Total operating expenses	35,312	33,976	68,645	68,289

Operating loss	775	2,757	1,999	4,334

Financial expense, net	2,310	4,569	2,394	2,766

Loss before provision for income taxes	3,085	7,326	4,393	7,100

Provision for income taxes	2,459	424	4,920	1,769

Net loss	5,544	7,750	9,313	8,869

Net loss per share attributable to common stockholders, basic and diluted	$0.04	$0.05	$0.06	$0.06

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,582,585	153,536,740	146,716,438	153,771,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$5,544	$7,750	$9,313	$8,869
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	(1,127)	3,872	(2,732)	2,948
Net unrealized losses on available-for-sale marketable securities	(14)	(13)	(76)	(1)
Other comprehensive income (losses)	(1,141)	3,859	(2,808)	2,947
Comprehensive loss	$6,685	$3,891	$12,121	$5,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2026	149,561,621	$18	29,011,338	$(34,006)	$522,191	$1,092	$(484,651)	$4,644

Stock-based compensation	—	—	—	—	3,703	—	—	3,703
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,192,198	—	—	—	30	—	—	30
Other comprehensive losses	—	—	—	—	—	(1,141)	—	(1,141)
Net loss	—	—	—	—	—	—	(5,544)	(5,544)

Balance as of June 30, 2026	151,753,819	$18	29,011,338	$(34,006)	$525,924	$(49)	$(490,195)	$1,692

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of April 1, 2025	154,247,031	$16	11,098,868	$(10,119)	$502,644	$47	$(469,929)	$22,659

Stock-based compensation	—	—	—	—	4,004	—	—	4,004
Repurchase of common stock	(3,468,731)	—	3,468,731	(7,277)	—	—	—	(7,277)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	2,823,350	1	—	—	1,458	—	—	1,459
Other comprehensive income	—	—	—	—	—	3,859	—	3,859
Net loss	—	—	—	—	—	—	(7,750)	(7,750)

Balance as of June 30, 2025	153,601,650	$17	14,567,599	$(17,396)	$508,106	$3,906	$(477,679)	$16,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2026	147,754,918	$18	29,011,338	$(34,006)	$518,443	$2,759	$(480,882)	$6,332

Stock-based compensation	—	—	—	—	7,426	—	—	7,426
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	3,998,901	—	—	—	55	—	—	55
Other comprehensive losses	—	—	—	—	—	(2,808)	—	(2,808)
Net loss	—	—	—	—	—	—	(9,313)	(9,313)

Balance as of June 30, 2026	151,753,819	$18	29,011,338	$(34,006)	$525,924	$(49)	$(490,195)	$1,692

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2025	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

Stock-based compensation	—	—	—	—	8,447	—	—	8,447
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(4,643,840)	—	4,643,840	(9,595)	—	—	—	(9,595)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	6,188,342	2	—	—	2,724	—	—	2,726
Other comprehensive income	—	—	—	—	—	2,947	—	2,947
Net loss	—	—	—	—	—	—	(8,869)	(8,869)

Balance as of June 30, 2025	153,601,650	$17	14,567,599	$(17,396)	$508,106	$3,906	$(477,679)	$16,954
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,313)	$(8,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,749	2,279
Stock-based compensation expenses	7,500	8,624
Amortization of deferred contract acquisition and fulfillment costs	4,880	5,746
Loss on sale of property and equipment	14	—
Non-cash interest expenses (Income), net	162	(194)
Gain on foreign exchange	(89)	(487)
Changes in operating assets and liabilities:
Increase in trade receivables	(6,795)	(1,263)
Decrease (Increase) in prepaid expenses and other current assets and other assets, noncurrent	1,040	(98)
Increase in deferred contract acquisition and fulfillment costs	(1,325)	(2,001)
Increase in trade payables	5,753	6,101
Increase (decrease) in accrued expenses and other current liabilities	5,354	(1,552)
Decrease in employees and payroll accruals	(1,028)	(1,316)
Increase in other liabilities, noncurrent	2,052	1,643
Decrease in deferred revenue	(12,861)	(8,068)
Operating lease right-of-use assets and lease liabilities, net	610	1,065

Net cash provided by (used in) operating activities	(1,297)	1,610

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(9,451)	(30,436)
Proceeds from maturities of available-for-sale marketable securities	35,058	42,484
Purchases of property and equipment	(182)	(423)
Capitalized internal-use software development costs	(886)	—
Payments for businesses acquired, net of acquired cash	(22,454)	—

Net cash provided by investing activities	2,085	11,625

Cash flows from financing activities:

Repayment of long-term loans	(2,625)	(1,531)
Proceeds from exercise of stock options	192	2,849
Cash settlement of equity classified share-based payment awards	—	(3,089)
Repurchase of common stock	—	(9,595)
Change in prepayments for repurchase of common stock	—	31

Net cash used in financing activities	(2,433)	(11,335)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	89	487

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,556)	2,387
Cash, cash equivalents and restricted cash at the beginning of the period	27,621	33,159
Cash, cash equivalents and restricted cash at the end of the period	$26,065	$35,546
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Six Months Ended June 30,
	2026	2025

Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$52	$35

Pending proceeds from option exercises	$—	$93

Supplemental disclosure of cash flow information

Net cash received (paid), net for income taxes	$3,302	$(1,595)

Cash paid for interest	$905	$1,122

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$25,965	$35,446
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$26,065	$35,546

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
The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Customer A (M&T)	10.18%	*)	10.32%	10.00%
*) Represents an amount that is lower than 10% of the Company’s total revenue.
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 16, 2026. There have been no significant changes to these policies during the six months ended June 30, 2026 except as noted below.
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
In July 2025, the FASB issued ASU 2025-05, to address complexities in applying current expected credit losses for current accounts receivable and contract assets. The amendments allow entities to make an accounting policy election to apply a practical expedient when estimating expected credit losses for certain assets, which allows entities to assume that economic conditions at the balance sheet date will remain unchanged for the remaining life of those assets. The Company adopted the provisions of the amendments as of January 1, 2026. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 3: BUSINESS COMBINATIONS
On April 1, 2026, the Company acquired 100% of the outstanding shares of PathFactory Holdings ULC (“PathFactory”), a provider of content intelligence, engagement analytics and journey orchestration solutions that help organizations deliver personalized digital experiences, understand user intent, and optimize content engagement across multiple channels and enterprise systems. PathFactory’s acquisition is intended to support the Company’s strategy to further expand its suite of AI-driven solutions and access to the application development market.
The total purchase consideration for the acquisition of PathFactory was $22,000, all of which was paid in cash at the acquisition date.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”).
The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date:

Fair Value

Cash and cash equivalents	$124
Accounts receivable	3,478
Other current assets	549
Fixed assets, net	31
Intangible assets	7,323
Goodwill	21,846

Total assets	33,351

Accrued expenses and other current liabilities	1,132
Accounts payable	846
Deferred revenues	9,373

Total liabilities	11,351

Total purchase consideration	$22,000

The identified intangible assets acquired consist of technology and customer relations, with preliminary acquisition-date fair values of $3,300 and $4,023, respectively. The weighted-average useful lives of the acquired intangible assets are 5 and 6 years, respectively.

The goodwill, which is not deductible for tax purposes, generated from the acquisition of PathFactory is primarily attributable to the anticipated synergies between the Company’s and PathFactory’s products and services, and the assembled workforce acquired.
Transaction costs incurred in connection with the acquisition during the three months ended June 30, 2026 totaled $1,742 and were recorded within general and administrative expenses in the consolidated statement of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

The stand-alone results of operations of PathFactory have been included in the consolidated financial statements since the acquisition date. PathFactory revenue and net income included in the Company's consolidated statement of income from the acquisition date through June 30, 2026, were $4,878 and $566, respectively.
The following table presents the unaudited supplemental consolidated financial results of the Company on a pro forma basis, as if the acquisition of PathFactory had been completed on January 1, 2025. The unaudited pro forma financial information includes adjustments primarily related to amortization of the acquired intangible assets, elimination of historical amortization expense, transactions cost and adjustment to financial expenses:

	Six Months Ended June 30,
	2026	2025
	Unaudited

Revenue	$96,783	$104,818
Net loss	$8,950	$10,114
On June 17, 2026, the Company completed the acquisition of substantially all of the assets and certain liabilities of BlueRush Inc. and BlueRush Digital Media Corp. in an asset purchase transaction. The acquisition was undertaken to expand the Company's digital engagement and personalized video capabilities and to strengthen its product offering and customer base. The acquisition was accounted for as a business combination in accordance with ASC 805. The total purchase consideration was $638, paid in cash at closing. Based on the purchase price allocation, the Company recognized identifiable intangible assets of $1,013, consisting of developed technology and customer relationships, goodwill of $428 and assumed liabilities including deferred revenue of $1,284 and accounts payable of $179.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 4: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended June 30, 2026
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$36,426	99.0%	$9,216	91.3%
Professional services	378	1.0%	874	8.7%

	$36,804	100%	$10,090	100%

	Three Months Ended June 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$32,574	98.0%	$9,810	87.4%
Professional services	668	2.0%	1,410	12.6%

	$33,242	100%	$11,220	100%

	Six Months Ended June 30, 2026
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$70,104	98.8%	$18,727	91.1%
Professional services	851	1.2%	1,838	8.9%

	$70,955	100%	$20,565	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$66,181	97.8%	$21,109	88.7%
Professional services	1,477	2.2%	2,679	11.3%

	$67,658	100%	$23,788	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$27,554	58.8%	$24,182	54.4%
Europe, the Middle East and Africa ("EMEA")	16,866	36.0%	16,987	38.2%
Other	2,474	5.2%	3,293	7.4%

	$46,894	100%	$44,462	100%

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$51,153	55.9%	$48,372	52.9%
EMEA	35,199	38.5%	35,755	39.1%
Other	5,168	5.6%	7,319	8.0%

	$91,520	100%	$91,446	100%

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $164,327, which consists of both billed consideration in the amount of $59,752 and unbilled consideration in the amount of $104,575 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 71% of its remaining performance obligations as revenue over the next 12 months and the remainder over the next four years.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Beginning balance	$15,057	$20,603	$16,800	$22,202
Additions to deferred contract acquisition costs during the period	632	897	1,326	2,001
Amortization of deferred contract acquisition costs	(2,163)	(2,627)	(4,600)	(5,330)

Ending balance	$13,526	$18,873	$13,526	$18,873

Deferred contract acquisition costs, current	$6,282	$8,807	$6,282	$8,807
Deferred contract acquisition costs, noncurrent	7,244	10,066	7,244	10,066

Total deferred costs to obtain a contract	$13,526	$18,873	$13,526	$18,873

Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Beginning balance	$907	$1,918	$1,110	$2,167
Amortization of deferred costs to fulfill a contract	(203)	(343)	(406)	(592)

Ending balance	$704	$1,575	$704	$1,575

Deferred fulfillment costs, current	487	863	487	863
Deferred fulfillment costs, noncurrent	217	712	217	712

Total deferred costs to fulfill a contract	$704	$1,575	$704	$1,575

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

NOTE 5: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$5,277	$—	$(4)	$5,273
Municipal bonds	60	—	—	60
	5,337	—	(4)	5,333

Available-for-sale – matures after one year:
Corporate bonds	498	—	—	498
Agency bonds	1,006	—	(4)	1,002
U.S. Treasury	2,729	—	(4)	2,725
	4,233	—	(8)	4,225

Total	$9,570	$—	$(12)	$9,558

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$15,474	$20	$—	$15,494
U.S. Treasury	6,490	13	—	6,503
Commercial paper	986	1	—	987
Agency bonds	1,135	2	—	1,137
Municipal bonds	236	1	—	237
	24,321	37	—	24,358

Available-for-sale – matures after one year:
Corporate bonds	8,324	23	—	8,347
U.S. Treasury	2,026	3	—	2,029
Agency bonds	507	—	—	507
	10,857	26	—	10,883

Total	$35,178	$63	$—	$35,241
As of June 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. During the three months ended June 30, 2026 there were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss during the periods presented.
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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	June 30, 2026	December 31, 2025

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$15,426	$15,783

Short-term marketable securities:
Corporate bonds	Level 2	$5,273	$15,494
U.S. Treasury	Level 2	$—	$6,503
Commercial paper	Level 2	$—	$987
Agency bonds	Level 2	$—	$1,137
Municipal bonds	Level 2	$60	$237

Long-term marketable securities:
Corporate bonds	Level 2	$498	$8,347
U.S. Treasury	Level 2	$2,725	$2,029
Agency bonds	Level 2	$1,002	$507

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,665	$3,644
Options and forward contracts designated as hedging instruments	Level 2	$—	$2,697

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,249	$1,166

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$35	$—
Contingent consideration	Level 3	$5,532	$6,493
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The following table presents changes in the fair value of the earn-out consideration, which were recognized in general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2026:

Balance as of December 31, 2025	$6,493
Income from changes in the fair value	(961)

Balance as of June 30, 2026	$5,532

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $3,265 and $15,864 as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Company’s outstanding contracts amounted to an asset of $0 and $2,697, and a liability of $35 and $0 as of June 30, 2026 and December 31, 2025, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Gains of $1,669, $3,555, $817 and $1,143 were reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025, respectively. Such gains were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and six months ended June 30, 2026 and 2025 were as follows:

Condensed Statement of Operations Location:	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cost of revenue	$(132)	$(102)	$(302)	$(140)
Research and development	(886)	(435)	(1,877)	(606)
Sales and marketing	(267)	(90)	(557)	(138)
General and administrative	(372)	(174)	(807)	(243)
Restructuring	(12)	—	(12)	—
Financial income, net	—	(16)	—	(16)

Total	$(1,669)	$(817)	$(3,555)	$(1,143)

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
Components of operating lease expense were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Operating lease cost	$730	$694	$1,455	$1,597
Variable lease cost	91	60	178	119

Total	$821	$754	$1,633	$1,716
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Cash paid for operating leases	$1,071	$993	$1,225	$1,179
As of June 30, 2026 and June 30, 2025, the weighted-average discount rate is 4.7%. Maturities of the Company’s operating lease liabilities as of June 30, 2026 were as follows:

Year Ending December 31,

2026 (Remainder)	1,837
2027	3,245
2028	2,887
2029	2,887
2030	2,887
2031 and thereafter	5,294
Total operating lease payments	19,037
Less: imputed interest	2,093
Total operating lease liabilities	$16,944

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 9: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2026. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of June 30, 2026:

Year Ending December 31,

2026 (Remainder)	13,856
2027	1,911
2028	53

Total purchase commitment	$15,820
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 10: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025

Prepaid expenses	$6,182	$6,149
Derivative instrument	—	2,697
Restricted bank deposits	3,665	3,644
Other current assets	797	1,448

	$10,644	$13,938

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	June 30, 2026	December 31, 2025
Cost:
Computers and peripheral equipment	$3,408	$2,238
Office furniture and equipment	2,260	2,266
Leasehold improvements	7,127	7,127
Internal use software	14,692	13,755

	27,487	25,386

Accumulated depreciation	(16,178)	(13,025)

Depreciated cost	$11,309	$12,361

Depreciation expenses for the three months ended June 30, 2026 and 2025, and for the six months ended June 30, 2026 and 2025 were $1,090, $1,082, $2,159 and $2,156, respectively.
Other assets, noncurrent

	June 30, 2026	December 31, 2025

Restricted cash	$100	$100
Severance pay fund	1,986	2,002
Restricted deposit	1,249	1,166
Other	221	233

	$3,556	$3,501
Accrued expenses and other current liabilities

	June 30, 2026	December 31, 2025

Accrued expenses	$3,271	$3,358
Accrued taxes	17,124	10,801
Derivative instruments	35	—
Other current liabilities	1,093	1,433

	$21,523	$15,592

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Other liabilities, noncurrent

	June 30, 2026	December 31, 2025

Accrued taxes, noncurrent	$9,170	$6,151
Deferred tax liability	530	507
Contingent consideration	5,532	6,493
Other	2,130	2,174

	$17,362	$15,325

NOTE 11: GOODWILL AND INTANGIBLE ASSETS
The carrying amounts and accumulated amortization expenses of the intangible assets, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026		December 31, 2025
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	4.54	$10,620	$6,809
Customer relationship	5.86	6,379	1,822

		16,999	8,631
Accumulated amortization and impairments:
Technology		(5,134)	(4,735)
Customer relationship		(1,950)	(1,759)

		(7,084)	(6,494)

Intangible assets, net		$9,915	$2,137
During the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025, the Company recorded amortization expenses in the amount of $470, $12, $590 and $123, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The estimated future amortization expense of intangible assets as of June 30, 2026, is as follows:

Year Ending December 31,

2026 (Remainder)	$1,027
2027	2,015
2028	1,913
2029	1,882
2030	1,847
2031	948
2032	244
2033	39

$9,915

Changes in the carrying amount of goodwill:

	Enterprise, Education and Technology	Media and Telecom	Total

Balance as of December 31, 2025	$16,037	$9,381	$25,418
Goodwill acquired	22,242	—	22,242

Balance as of June 30, 2026	$38,279	$9,381	$47,660
NOTE 12: INCOME TAXES
The Company recognized an income tax expense of $2,459, $424, $4,920 and $1,769 for the three and six months ended June 30, 2026, and 2025, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (80)%, (6)%, (112)% and (25)% for the three and six months ended June 30, 2026 and 2025, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the U.S. and foreign countries.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 13: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net loss	$5,544	$7,750	$9,313	$8,869
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,582,585	153,536,740	146,716,438	153,771,875

Net loss per share attributable to common stockholders, basic and diluted	$0.04	$0.05	$0.06	$0.06
Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of June 30,
	2026	2025

Outstanding stock options and RSUs	21,649,576	28,870,136

Total	21,649,576	28,870,136

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2026
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$36,804	$10,090	$46,894

Cost of revenue

Production costs	3,908	3,033	6,941

Compensation	2,206	805	3,011

Depreciation and amortization	479	517	996

Other segment items	980	429	1,409

Total cost of revenue	7,573	4,784	12,357

Gross profit	29,231	5,306	34,537

Operating expenses			35,312
Financial expense, net			2,310
Provision for income taxes			2,459

Net loss			$5,544

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Three Months Ended June 30, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$33,242	$11,220	$44,462

Cost of revenue

Production costs	4,021	3,376	7,397

Compensation	2,551	1,230	3,781

Depreciation and amortization	226	536	762

Other segment items	577	726	1,303

Total cost of revenue	7,375	5,868	13,243

Gross profit	25,867	5,352	31,219

Operating expenses			33,976
Financial expense, net			4,569
Provision for income taxes			424

Net loss			$7,750

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2026
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$70,955	$20,565	$91,520

Cost of revenue

Production costs	8,139	5,991	14,130

Compensation	4,669	1,647	6,316

Depreciation and amortization	775	1,034	1,809

Other segment items	1,678	941	2,619

Total cost of revenue	15,261	9,613	24,874

Gross profit	55,694	10,952	66,646

Operating expenses			68,645
Financial expense, net			2,394
Provision for income taxes			4,920

Net loss			$9,313

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)

	Six Months Ended June 30, 2025
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$67,658	$23,788	$91,446

Cost of revenue

Production costs	8,197	6,883	15,080

Compensation	5,206	2,578	7,784

Depreciation and amortization	550	1,071	1,621

Other segment items	1,270	1,736	3,006

Total cost of revenue	15,223	12,268	27,491

Gross profit	52,435	11,520	63,955

Operating expenses			68,289
Financial expense, net			2,766
Provision for income taxes			1,769

Net loss			$8,869

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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of June 30, 2026, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.33%, consisting of 3.73% (the 3-month SOFR rate as of June 26, 2026), 0.10% credit spread adjustment and the margin of 2.50%.
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
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain covenants as defined therein. As of June 30, 2026, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

Year Ending December 31,

2026 (Remainder)	$26,688

$26,688

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
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2026	13,615,770	$3.37	3.76	$1,582

Granted	—	$—
Exercised	(225,114)	$0.25		$269
Forfeited	(4,360,153)	$4.52

Outstanding and exercisable as of June 30, 2026	9,030,503	$2.90	2.90	$823

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the six months ended June 30, 2026:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	9,635,959	$2.16
RSUs granted	7,037,000	$1.39
RSUs vested	(3,773,787)	$1.99
RSUs forfeited	(280,099)	$2.13
Unvested and Outstanding as of June 30, 2026	12,619,073	$1.78

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of revenue	$102	$119	$208	$247
Research and development	1,033	760	2,046	1,609
Sales and marketing	753	383	1,236	815
General and administrative	1,852	2,829	4,010	5,953

Total expenses	$3,740	$4,091	$7,500	$8,624
As of June 30, 2026, there was $23,761 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

June 30, 2026
Outstanding options	9,030,503
Outstanding RSUs	12,619,073
Shares reserved under 2021 Plan	12,322,908

Total	33,972,484

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
NOTE 17: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Financial income:

Interest income	$663	$737	$1,203	$1,632

	663	737	1,203	1,632
Financial expenses:

Foreign currency translation adjustments, net	2,321	4,464	2,325	2,892
Bank fees	60	44	98	83
Interest expense	532	602	1,075	1,210
Other	60	196	99	213

	2,973	5,306	3,597	4,398

Financial expense, net	$2,310	$4,569	$2,394	$2,766

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax (AOCI), during the six months ended June 30, 2026 and 2025:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2025	$63	$2,696	$2,759
Other comprehensive income (loss) before reclassifications	(95)	823	728
Net realized losses (gains) reclassified from accumulated other comprehensive income	19	(3,555)	(3,536)
Other comprehensive income (loss)	(76)	(2,732)	(2,808)
Balance as of June 30, 2026	$(13)	$(36)	$(49)

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
NOTE 19: RESTRUCTURING ACTIVITIES
Restructuring Plans
On April 1, 2026, in connection with the acquisition of PathFactory, the Company implemented a restructuring plan (the "PathFactory Restructuring Plan") to integrate the acquired operations into the Company's existing organizational structure and streamline operations. As part of the PathFactory Restructuring Plan, approximately 50% of the employees of the acquired business were terminated. During the three months ended June 30, 2026, the Company recorded restructuring expenses of $713, primarily related to employee termination benefits.
On May 7, 2026, the Company approved a cost-reduction and re-organization plan that included, among other things, downsizing approximately 5% of the Company's workforce (the "2026 Reorganization Plan" and together with PathFactory Restructuring Plan, the "2026 Restructuring Plans"). During the three months ended June 30, 2026, the Company recorded restructuring expenses of $560, primarily related to employee termination benefits.
These charges were recorded within restructuring expenses in the Company's condensed consolidated statements of operations and were not included as part of the consideration transferred or the allocation of the purchase price related to the acquisition.
Restructuring Accruals
The following table is a reconciliation of the beginning and ending restructuring liability for the three months ended June 30, 2026:

	Enterprise, Education and Technology	Media and Telecom	Total
Balance as of March 31, 2026	$30	$—	$30
Accrual and accrual adjustments	1,242	31	1,273
Cash payments	(738)	(31)	(769)
Balance as of June 30, 2026	$534	$—	$534

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)
(unaudited)
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the consolidated balance sheet as of June 30, 2026.

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

Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Enterprise, Education & Technology	$36,804	$33,242	$70,955	$67,658
Media & Telecom	10,090	11,220	20,565	23,788
Total Revenue	$46,894	$44,462	$91,520	$91,446
Gross Profit
Enterprise, Education & Technology	29,231	25,867	55,694	52,435
Media & Telecom	5,306	5,352	10,952	11,520
Total Gross Profit	$34,537	$31,219	$66,646	$63,955
We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended June 30, 2026 and 2025, our Net Dollar Retention Rate was 96% and 101%, respectively. We grew our Annualized Recurring Revenue (as defined below) by 8% in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase includes the contribution of the PathFactory acquisition, together with growth from new customers.
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

Key Factors Affecting Our Performance
Expansion of our Platform
We believe our platform is ideally suited for expansion across solutions, industries, and use cases. For example, in 2020, we entered the real-time conferencing market with the introduction of our Virtual and Hybrid Events, Webinars, and Online Learning products, focusing on learning, training, events, and marketing. Since then, we expanded the capabilities of our Virtual & Hybrid Events product to support a broader range of event types and use cases, fitted them to also address low-touch and self-serve sales and introduced a set of Gen AI-powered capabilities designed to increase productivity in creating content and setting up events and to foster user engagement. Our acquisition of PathFactory further expanded our platform by adding AI-powered content intelligence, personalized content experiences, journey orchestration, and engagement analytics built to enable customers to better understand user intent and deliver more relevant experiences throughout the buyer journey. We plan to continue enhancing our platform’s capabilities—including by further integrating Gen AI features that enable automatic video creation, advanced personalization, and real-time analytics. Our robust API-first architecture supports deep integration into multiple workflows, which we believe is critical for driving adoption and delivering enhanced value for our customers. One example of recently growing use-case being adopted by our customers is customer-support and call-centers, where Kaltura Genie and Agents are used to improve support ticket resolution times and training of support personnel and customers.
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
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions — such as our newly introduced Gen AI-powered capabilities and expanded application suites — we aim to drive higher usage and expand overall revenue. Our strong integration, ongoing support, and a commitment to evolving security and compliance requirements also helps us support sustained customer adoption and usage growth. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended June 30, 2026, our Net Dollar Retention Rate was 96%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net Dollar Retention Rate	96%	101%

	As of June 30,
	2026	2025
	(in thousands)
Remaining Performance Obligations(1)	$164,327	$165,414
Annualized Recurring Revenue	$184,570	$170,364

(1) Remaining Performance Obligations as of June 30, 2025 reflect a reassessment of the historical treatment of certain customer contracts that contain “termination for convenience” clauses, which has resulted in a negative adjustment of $22,710.
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of June 30, 2026, our Remaining Performance Obligations was $164.3 million, which consists of both billed consideration in the amount of $59.8 million and unbilled consideration in the amount of $104.5 million that we expect to invoice and recognize in future periods.
We expect to recognize 71% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years, in each case, in accordance with our revenue recognition policy.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful in evaluating the performance of our business.
We define EBITDA as net profit (loss) before financial expenses (income), net, provision for income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA (as defined above), adjusted for the impact of certain non-cash and other items that we believe are not indicative of our core operating performance, such as non-cash stock-based compensation expenses, restructuring expenses, acquisition-related compensation costs, certain professional consulting and other expenses associated with strategic initiatives and change in the fair value of the contingent consideration.
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
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(5,544)	$(7,750)	$(9,313)	$(8,869)
Financial expense (income), net (a)	2,310	4,569	2,394	2,766
Provision for income taxes	2,459	424	4,920	1,769
Depreciation and amortization	1,560	1,094	2,749	2,279
EBITDA	785	(1,663)	750	(2,055)
Non-cash stock-based compensation expense	3,740	4,091	7,500	8,624
Strategic initiatives (b)	704	1,632	2,328	1,632
Change in fair value of contingent consideration	(1,278)	—	(961)	—
Restructuring (c)	1,273	—	1,273	—
Acquisition-related compensation costs (d)	633	—	633	—
Adjusted EBITDA	$5,857	$4,060	$11,523	$8,201

(a)The three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025 include $532, $602, $1,075 and $1,210, respectively, of interest expenses and $663, $737, $1,203 and $1,632, respectively, of interest income.
(b)Strategic initiatives for the three and six months ended June 30, 2026 and 2025 relate to professional fees, consulting services, and transaction-related costs incurred in connection with the acquisition of PathFactory and other costs associated with strategic initiatives.
(c)The three and six months ended June 30, 2026 includes employee termination benefits incurred in connection with the 2026 Reorganization Plans.
(d)Acquisition-related compensation costs for the three months ended June 30, 2026 relate to statutory termination costs and other severance payments associated with integrating the PathFactory acquisition.
Components of Our Results of Operations
Revenue
Subscription
Our revenues are mainly comprised of revenue from SaaS and PaaS subscriptions. SaaS and PaaS subscriptions provide access to our Video Experience Cloud which powers all types of video experiences: live, real-time, and on-demand video. We provide access to our platform either as a cloud-based service, which represents most of our SaaS and PaaS subscriptions, or, less commonly, as a term license to software installed on the customer's premises. Revenue from SaaS and PaaS subscriptions is recognized ratably over the time of the subscription, beginning from the date on which the customer is granted access to our Video Experience Cloud. Revenue from the sale of a term license is recognized at a point in time in which the license is delivered to the customer. Revenue from post-contract services ("PCS") included in On-Prem deals is recognized ratably over the period of the PCS.
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

Cost of revenue decreased in absolute dollars in the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, and for the six months ended June 30, 2026 and 2025, our cost of revenue was $12,357, $13,243, $24,874 and $27,491, respectively.
Gross Margins
Gross margins have improved year-over-year since 2020, and while this measure has and will continue to vacillate between quarters, we expect it to continue the growth trend in the coming years. Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between software licenses, maintenance and support, professional services, onboarding of new media and telecom customers, hosting of major virtual events, and changes in cloud infrastructure and personnel costs. In particular, the gross margins in the M&T segment are lower than in the EE&T segment because of resources required for implementing solutions for TV experiences, which generally exceed those of other offerings. This results in a longer period for M&T from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of M&T revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our M&T gross margin. Going forward, over the long term, we expect to see a gradual improvement in gross margins for both EE&T and M&T, driven by enhanced efficiencies in both production and professional services costs.
For the three months ended June 30, 2026 and 2025, our gross margins were 74% (78% for subscriptions and (99)% for professional services) and 70% (77% for subscriptions and (73)% for professional services), respectively. For the six months ended June 30, 2026 and 2025, our gross margins were 73% (78% for subscriptions and (96)% for professional services) and 70% (77% for subscriptions and (77)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended June 30, 2026 and 2025, were 79% (84% for subscription and (348)% for professional services), and 78% (84% for subscription and (226)% for professional services), respectively. For the six months ended June 30, 2026 and 2025, our gross margins for our EE&T segment were 78% (83% for subscriptions and (322)% for professional services) and 78% (84% for subscriptions and (192)% for professional services), respectively.
For our M&T segment, gross margins for the three months ended June 30, 2026 and 2025 were 53% (57% for subscriptions and 9% for professional services) and 48% (55% for subscriptions and (1)% for professional services), respectively. For the six months ended June 30, 2026 and 2025, our gross margins for our M&T segment were 53% (58% for subscription and 9% for professional services) and 48% (56% for subscription and (14)% for professional services), respectively.
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
Financial Expenses, Net
Financial expenses, net consists of interest expense accrued or paid on our indebtedness, net of interest income earned on our cash balances and marketable securities. Financial expenses, net also includes foreign exchange gains and losses and bank fees.
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

	Three Months Ended June 30,		Period-over-Period Change		Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage	2026	2025	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$36,804	$33,242	$3,562	11%	$70,955	$67,658	$3,297	5%
Media & Telecom	10,090	11,220	(1,130)	(10)%	20,565	23,788	(3,223)	(14)%
Total revenue	46,894	44,462	2,432	5%	91,520	91,446	74	0%
Cost of revenue	12,357	13,243	(886)	(7)%	24,874	27,491	(2,617)	(10)%
Total gross profit	34,537	31,219	3,318	11%	66,646	63,955	2,691	4%
Operating expenses:
Research and development expenses	12,710	11,568	1,142	10%	23,446	23,656	(210)	(1)%
Sales and marketing expenses	12,838	11,519	1,319	11%	24,688	23,442	1,246	5%
General and administrative expenses	8,491	10,889	(2,398)	(22)%	19,238	21,191	(1,953)	(9)%
Restructuring	1,273	—	1,273	NM	1,273	—	1,273	NM
Total operating expenses	35,312	33,976	1,336	4%	68,645	68,289	356	1%
Loss from operations	775	2,757	(1,982)	(72)%	1,999	4,334	(2,335)	(54)%
Financial expense, net	2,310	4,569	(2,259)	(49)%	2,394	2,766	(372)	(13)%
Loss before provision for income taxes	3,085	7,326	(4,241)	(58)%	4,393	7,100	(2,707)	(38)%
Provision for income taxes	2,459	424	2,035	480%	4,920	1,769	3,151	178%
Net loss	$5,544	$7,750	$(2,206)	(28)%	$9,313	$8,869	$444	5%

Segments
We manage and report operating results through two reportable segments:
•Enterprise, Education & Technology (78% and 75% of revenue for the three months ended June 30, 2026 and 2025, respectively, and 78% and 74% for the six months ended June 30, 2026 and 2025, respectively): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (22% and 25% of revenue for the three months ended June 30, 2026 and 2025, respectively, and 22% and 26% for the six months ended June 30, 2026 and 2025, respectively): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Comparison of the three months ended June 30, 2026 and 2025
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$36,426	$32,574	$3,852	12%
Professional services revenue	378	668	(290)	(43)%
Total Enterprise, Education & Technology revenue	$36,804	$33,242	$3,562	11%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$30,550	$27,378	$3,172	12%
Professional services gross loss	(1,319)	(1,511)	192	13%
Total Enterprise, Education & Technology gross profit	$29,231	$25,867	$3,364	13%
Enterprise, Education & Technology Revenue
EE&T revenue increased by $3.6 million, or 11%, to $36.8 million for the three months ended June 30, 2026, from $33.2 million for the three months ended June 30, 2025. The increase was primarily driven by a $5.2 million increase in revenue from new customers, partially offset by a $1.6 million decrease in revenue from existing customers. These figures include contributions from the PathFactory acquisition.
EE&T subscription revenue increased by $3.9 million, or 12%, to $36.4 million for the three months ended June 30, 2026, from $32.6 million for the three months ended June 30, 2025.
EE&T professional services revenue decreased by $0.3 million, or 43%, to $0.4 million for the three months ended June 30, 2026, from $0.7 million for the three months ended June 30, 2025.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $3.4 million, or 13%, to $29.2 million for the three months ended June 30, 2026, from $25.9 million for the three months ended June 30, 2025. This increase was mainly due to the increase in revenue and reduction in production and compensation costs, from improved operational efficiency, driven by workforce reductions.
EE&T subscription gross profit increased by $3.2 million, or 12%, to $30.6 million for the three months ended June 30, 2026, from $27.4 million for the three months ended June 30, 2025.
EE&T professional services gross loss decreased by $0.2 million, or 13%, to $1.3 million for the three months ended June 30, 2026, from $1.5 million for the three months ended June 30, 2025.

Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,216	$9,810	$(594)	(6)%
Professional services revenue	874	1,410	(536)	(38)%
Total Media & Telecom revenue	$10,090	$11,220	$(1,130)	(10)%

Media & Telecom gross profit:
Subscription gross profit	$5,230	$5,364	$(134)	(2)%
Professional services gross profit (loss)	76	(12)	88	733%
Total Media & Telecom gross profit	$5,306	$5,352	$(46)	(1)%
Media & Telecom Revenue
M&T revenue decreased by $1.1 million, or 10%, to $10.1 million for the three months ended June 30, 2026, from $11.2 million for the three months ended June 30, 2025. The decrease is mainly due to a $1.2 million decrease in revenue from existing customers, partially offset by a $0.1 million increase in revenue from new customers.
M&T subscription revenue decreased by $0.6 million, or 6%, to $9.2 million for the three months ended June 30, 2026, from $9.8 million for the three months ended June 30, 2025.
M&T professional services revenue decreased by $0.5 million, or 38%, to $0.9 million for the three months ended June 30, 2026, from $1.4 million for the three months ended June 30, 2025.
Media & Telecom Gross Profit
M&T gross profit decreased by 1%, to $5.3 million for the three months ended June 30, 2026, from $5.4 million for the three months ended June 30, 2025. This decrease was mainly due to the decrease in revenue partially offset by lower headcount and reduction in production costs, which is a result of improved efficiency.
M&T subscription gross profit decreased by $0.1 million, or 2%, to $5.2 million for the three months ended June 30, 2026, from $5.4 million for the three months ended June 30, 2025.
M&T professional services gross profit increased by $0.1 million, or 733%, to $0.1 million profit for the three months ended June 30, 2026, from $0.0 million loss for the three months ended June 30, 2025.

Operating Expenses
Research and Development expenses

	Three Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,595	$8,015	$580	7%
Subcontractors and consultants	1,746	1,513	233	15%
IT related	1,450	1,200	250	21%
Other	919	840	79	9%
Total research and development expenses	$12,710	$11,568	$1,142	10%
Research and development expenses increased by $1.1 million, or 10%, to $12.7 million for the three months ended June 30, 2026, from $11.6 million for the three months ended June 30, 2025. The increase was primarily due to a $0.6 million increase in compensation expenses mainly due to the impact of the depreciation of the U.S. dollar against the New Israeli Shekel compared to the prior-year period and a $0.2 million increase in subcontractor and consultants costs, mainly due to additional resources following the acquisition of PathFactory. In addition, research and development expenses were impacted by a $0.3 million increase in IT related expenses, also attributable to software applications supporting the operations of the acquired PathFactory business.
Sales and Marketing expenses

	Three Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,501	$9,049	$452	5%
Marketing expenses	1,255	1,042	213	20%
Travel and entertainment	395	395	—	0%
Other	1,687	1,033	654	63%
Total sales and marketing expenses	$12,838	$11,519	$1,319	11%
Sales and marketing expenses increased by $1.3 million, or 11%, to $12.8 million for the three months ended June 30, 2026, from $11.5 million for the three months ended June 30, 2025. The increase was primarily driven by a $0.5 million increase in compensation expenses, mainly due to organizational realignment initiatives, including the reclassification of certain personnel into the sales organization, partially offset by a decrease in commission expenses. In addition, other expenses increased by $0.7 million, primarily due to higher IT-related expenses associated with software applications supporting the operations of the acquired PathFactory business, as well as higher amortization expense related to the identified intangible assets recognized as part of the PathFactory purchase price allocation.

General and Administrative expenses

	Three Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$5,876	$6,653	$(777)	(12)%
Professional fees and insurance	1,156	1,088	68	6%
IT related	672	639	33	5%
Human resources related	266	313	(47)	(15)%
Subcontractors and consultants	151	286	(135)	(47)%
Travel and entertainment	209	259	(50)	(19)%
Strategic initiatives	704	1,632	(928)	(57)%
Change in fair value of contingent consideration	(1,278)	—	(1,278)	NM
Other	735	19	716	3768%
Total general and administrative expenses	$8,491	$10,889	$(2,398)	(22)%
General and administrative expenses decreased by $2.4 million, or 22%, to $8.5 million for the three months ended June 30, 2026, from $10.9 million for the three months ended June 30, 2025. The decrease was primarily due to a gain of $1.3 million recognized from the remeasurement of contingent consideration to fair value during the current quarter, a decrease of $0.9 million in expenses related to the evaluation of strategic initiatives and opportunities, and a decrease of $0.8 million in compensation costs primarily driven by lower headcount levels and the reallocation of certain executive personnel to sales functions. These decreases were partially offset by an increase of $0.7 million in other expenses, primarily due to the absence of a prior-year benefit related to the release of a withholding tax accrual following a favorable tax assessment.
Financial expense, net
Financial expense, net decreased by $2.3 million, or 49%, to $2.3 million expense for the three months ended June 30, 2026, from $4.6 million expense for the three months ended June 30, 2025. The decrease was primarily due to $2.1 million related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $2.0 million or 480%, to $2.5 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025 primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Comparison of the six months ended June 30, 2026 and 2025
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$70,104	$66,181	$3,923	6%
Professional services revenue	851	1,477	(626)	(42)%
Total Enterprise, Education & Technology revenue	$70,955	$67,658	$3,297	5%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$58,434	$55,266	$3,168	6%
Professional services gross loss	(2,740)	(2,831)	91	3%
Total Enterprise, Education & Technology gross profit	$55,694	$52,435	$3,259	6%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $3.3 million, or 5%, to $71.0 million for the six months ended June 30, 2026, from $67.7 million for the six months ended June 30, 2025. The increase was primarily driven by a $5.5 million increase in revenue from new customers, partially offset by $2.2 million decrease in revenue from existing customers. These figures include contributions from the PathFactory acquisition.
EE&T subscription revenue increased by $3.9 million, or 6%, to $70.1 million for the six months ended June 30, 2026, from $66.2 million for the six months ended June 30, 2025.
EE&T professional services revenue decreased by $0.6 million, or 42%, to $0.9 million for the six months ended June 30, 2026 from $1.5 million for the six months ended June 30, 2025.

Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $3.3 million, or 6%, to $55.7 million for the six months ended June 30, 2026, from $52.4 million for the six months ended June 30, 2025. This increase was mainly due to a $3.3 million increase in revenue and reduction in compensation costs, from improved operational efficiency, driven by workforce reductions.
EE&T subscription gross profit increased by $3.2 million, or 6%, to $58.4 million for the six months ended June 30, 2026, from $55.3 million for the six months ended June 30, 2025.
EE&T professional services gross loss decreased by $0.1 million, or 3%, to a gross loss of $2.7 million for the six months ended June 30, 2026, from a gross loss of $2.8 million for the six months ended June 30, 2025.
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$18,727	$21,109	$(2,382)	(11)%
Professional services revenue	1,838	2,679	(841)	(31)%
Total Media & Telecom revenue	$20,565	$23,788	$(3,223)	(14)%

Media & Telecom gross profit:
Subscription gross profit	10,790	11,896	$(1,106)	(9)%
Professional services gross profit (loss)	162	(376)	538	143%
Total Media & Telecom gross profit	$10,952	$11,520	$(568)	(5)%
Media & Telecom Revenue
M&T revenue decreased by $3.2 million, or 14%, to $20.6 million for the six months ended June 30, 2026, from $23.8 million for the six months ended June 30, 2025. The decrease is mainly attributable to a decrease in revenue from existing customers.
M&T subscription revenue decreased by $2.4 million, or 11%, to $18.7 million for the six months ended June 30, 2026, from $21.1 million for the six months ended June 30, 2025.
M&T professional services revenue decreased by $0.8 million, or 31%, to $1.8 million for the six months ended June 30, 2026, from $2.7 million for the six months ended June 30, 2025.
Media & Telecom Gross Profit
M&T gross profit decreased by $0.6 million, or 5%, to $11.0 million for the six months ended June 30, 2026, from $11.5 million for the six months ended June 30, 2025. This decrease was mainly due to the revenue decrease of $3.3 million, partially offset by lower headcount and reduction in production costs, which is a result of improved efficiency.
M&T subscription gross profit decreased by $1.1 million, or 9%, to $10.8 million for the six months ended June 30, 2026, from $11.9 million for the six months ended June 30, 2025.
M&T professional services gross profit increased by $0.5 million, or 143%, to $0.2 million profit for the six months ended June 30, 2026, from a $0.4 million gross loss for the six months ended June 30, 2025.

Operating Expenses
Research and Development expenses

	Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$16,035	$16,305	$(270)	(2)%
Subcontractors and consultants	3,061	3,067	(6)	0%
IT related	2,629	2,420	209	9%
Other	1,721	1,864	(143)	(8)%
Total research and development expenses	$23,446	$23,656	$(210)	(1)%

Research and development expenses decreased by $0.2 million, or 1%, to $23.4 million for the six months ended June 30, 2026, from $23.7 million for the six months ended June 30, 2025. The decrease was primarily due to a $0.3 million decrease in compensation expenses, largely driven by capitalization of compensation costs related to the development of internal use software, partially offset by impact of the depreciation of the U.S. dollar against the New Israeli Shekel.
Sales and Marketing expenses

	Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$18,998	$18,399	$599	3%
Marketing expenses	1,838	1,879	(41)	(2)%
Travel and entertainment	638	734	(96)	(13)%
Other	3,214	2,430	784	32%
Total sales and marketing expenses	$24,688	$23,442	$1,246	5%
Sales and marketing expenses increased by $1.2 million, or 5%, to $24.7 million for the six months ended June 30, 2026, from $23.4 million for the six months ended June 30, 2025. The increase was primarily due to a $0.6 million increase in compensation expenses, mainly due to organizational realignment initiatives, including the reclassification of certain personnel into the sales organization, partially offset by a decrease in commission expenses. In addition, other expenses increased by $0.8 million, primarily due to higher IT-related expenses associated with software applications supporting the operations of the acquired PathFactory business, as well as higher amortization expense related to the identified intangible assets recognized as part of the PathFactory purchase price allocation.

General and Administrative expenses

	Six Months Ended June 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$11,746	$13,956	$(2,210)	(16)%
Professional fees and insurance	2,229	2,162	67	3%
IT related	1,295	1,246	49	4%
Human resources related	541	606	(65)	(11)%
Subcontractors and consultants	314	603	(289)	(48)%
Travel and entertainment	444	483	(39)	(8)%
Strategic initiatives	2,328	1,632	696	43%
Change in fair value of contingent consideration	(961)	—	(961)	NM
Other	1,302	503	799	159%
Total general and administrative expenses	$19,238	$21,191	$(1,953)	(9)%
General and administrative expenses decreased by $2.0 million, or 9%, to $19.2 million for the six months ended June 30, 2026, from $21.2 million for the six months ended June 30, 2025. The decrease was primarily due to a gain of $1.0 million recognized from the remeasurement of contingent consideration to fair value during the current quarter, and a decrease of $2.2 million in compensation costs primarily reflects lower stock-based compensation costs, largely driven by the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025, and the reallocation of certain personnel to sales functions. These decreases were partially offset by an increase of $0.7 million in other expenses, primarily due to the absence of a prior-year benefit related to the release of a withholding tax accrual following a favorable tax assessment, and $0.7 million increase in strategic initiatives costs, primarily related to acquisition-related expenses, incurred in connection with the acquisition of PathFactory and professional fees, consulting, and other expenses associated with strategic initiatives.
Financial Expense, net
Financial expense, net decreased by $0.4 million, or 13%, to $2.4 million expenses for the six months ended June 30, 2026, from $2.8 million expenses for the six months ended June 30, 2025. The decrease was primarily due to change of $0.6 million related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $3.2 million, or 178%, to $4.9 million for the six months ended June 30, 2026, from $1.8 million for the six months ended June 30, 2025 primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of June 30, 2026, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.

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

Credit Facilities
In January 2021, we entered into a credit agreement (as amended, the “Credit Agreement”) with one of our existing lenders, which provided for a senior secured term loan facility in the aggregate principal amount of $40.0 million (the “Term Loan Facility”) and a senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which thereafter were extended and amended to align with our business needs and other developments. In December 2023, we refinanced all amounts outstanding under the then-existing Credit Agreement and entered into a new amendment to the credit agreement (the “Fifth Amendment”) with an existing lender, which provides for an additional term loan facility of $3.5 million in addition to the existing $31.5 million in term loans outstanding immediately prior to the Fifth Amendment. Commitments under the Revolving Credit Facility decreased to $25.0 million.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) Alternative Base Rate ("ABR") loans (as defined in the Credit Agreement) accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2..00% floor). As of June 30, 2026, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.33%, consisting of 3.73% (the 3-month SOFR rate as of June 26, 2026), 0.10% credit spread adjustment and the margin of 2.50%.
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
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of June 30, 2026.
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
As of June 30, 2026, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remains available for future borrowings. As of June 30, 2026, we had approximately $26.6 million of borrowings outstanding under the Term Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)

Net cash provided by (used in) operating activities	$(1,297)	$1,610
Net cash provided by investing activities	2,085	11,625
Net cash used in financing activities	(2,433)	(11,335)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	89	487
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,556)	2,387
Cash, cash equivalents, and restricted cash at beginning of period	27,621	33,159
Cash, cash equivalents and restricted cash at end of period	$26,065	$35,546
Operating Activities
Net cash flows used in operating activities decreased by $2.9 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Net cash used in operating activities of $1.3 million for the six months ended June 30, 2026, was primarily due to $9.3 million incremental net loss, adjusted for non-cash charges of $15.2 million, and net cash outflows of $7.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $2.7 million, stock-based compensation expenses of $7.5 million, amortization of deferred contract acquisitions and fulfillment costs of $4.9 million and non-cash interest expense, net of $0.2 million, partially offset by gain on foreign exchange of $0.1 million.
The main drivers of net cash outflows were derived from the changes in operating assets and liabilities and were related to a decrease in deferred revenue of $12.9 million, an increase in trade receivables of $6.8 million, an increase in deferred contract acquisition and fulfillment cost of $1.3 million, partially offset by an aggregate increase in employees accruals, and accrued expenses and other liabilities of $6.4 million, an increase in trade payables of $5.8 million, a decrease of $1.0 million in prepaid expenses and other current assets and other assets, and net change in operating right-of-use asset and lease liability of $0.6 million.

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
Investing Activities
Net cash flows provided by investing activities decreased by $9.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Net cash provided by investing activities of $2.1 million for the six months ended June 30, 2026 was related to proceeds from maturities of available-for-sale marketable securities of $35.1 million, partially offset by payments for businesses acquired of $22.5 million, purchases of marketable securities of $9.5 million, capitalized internal-use software development costs of $0.9 million and $0.2 million of capital expenditures.
Net cash provided by investing activities of $11.6 million for the six months ended June 30, 2025 was related to proceeds from maturities of available-for-sale marketable securities of $42.5 million, partially offset by purchases of marketable securities of $30.4 million and $0.4 million of capital expenditures.
Financing Activities
Net cash flows used in financing activities decreased by $8.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Net cash used in financing activities of $2.4 million for the six months ended June 30, 2026 was primarily due to repayment of long-term loans of $2.6 million, partially offset by $0.2 million due to proceeds from the exercise of stock options.
Net cash used in financing activities of $11.3 million for the six months ended June 30, 2025 was primarily due to repurchase of common stock of $9.6 million, cash settlement of equity classified share-based payment awards of $3.1 million and repayment of long-term loans of $1.5 million, partially offset by $2.8 million due to proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the six months ended June 30, 2026 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2025 10-K. For further information on our commitments and contractual obligations, refer to Note 8, Note 9 and Note 15 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2025 10-K. There have been no significant changes to these policies and estimates during the six months ended June 30, 2026.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three and six months ended June 30, 2026, of $0.7 million and $1.0 million, respectively due to the NIS (after considering cash-flow hedges) and $0.8 million and $2.1 million, respectively due to the Euros.
Interest Rate Risk
As of June 30, 2026, we had outstanding floating rate debt obligations of $26.6 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million for the three and six months ended June 30, 2026.

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
Changes in internal control over financial reporting
Management believes that the controls and procedures implemented during the integration period, including entity-level controls, consolidation controls, formalized data transfer procedures, and process-level compensating controls, provide reasonable assurance regarding the completeness and accuracy of PathFactory's financial information for purposes of the Company's consolidated financial reporting. Based on the foregoing, management determined that the temporary exclusion of PathFactory from the scope of the Company's assessment of internal control over financial reporting for fiscal year 2026 is appropriate and consistent with applicable SEC guidance and generally accepted practice related to acquired businesses.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date Adopted	Total Shares to be Sold		Termination Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eyal Manor	Adopt	May 28, 2026	325,564	—	May 31, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Kaltura, Inc.	8-K	001-40644	3.1	07/23/2021
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Kaltura, Inc.	8-K	001-40644	3.2	08/08/2022
3.3	Amended and Restated Bylaws of Kaltura, Inc.	8-K	001-40644	3.2	07/23/2021
4.1	Specimen Common Stock Certificate of Kaltura, Inc.	S-1/A	333-253699	4.1	03/23/2021
4.2	Sixth Amended and Restated Investor Rights Agreement, dated as of July 22, 2016, by and among Kaltura, Inc. and each of the investors listed on Exhibit A thereto, as amended.	S-1/A	333-253699	4.2	03/23/2021
10.1	Incentive Award Cancellation Agreement, dated as of June 29, 2026, by and between Ron Yekutiel and Kaltura, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: August 5, 2026	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Claire Rotshten
Claire Rotshten
Executive Vice President of Finance
(Interim Principal Accounting Officer)

Date: August 5, 2026	By:	/s/ Liron Sharon
Liron Sharon
Executive Vice President of Financial Planning and Analysis
(Interim Principal Financial Officer)