Form 10-Q
period 2026-09-30
KALTURA INC
filed 2026-11-09
CIK 1432133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 2, 2026 was 154,082,280.

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
•Increased breaches of network or information technology security along with an increase in cyber-attack activities, including as a result of the use of AI Technologies and large language models by us, by third parties and by potential unauthorized parties or threat actors, increases the risk that we shall be subject to cybersecurity threats that could have an adverse effect on our business;

•Security breaches and incidents, data loss or other data and security compromises that we or our third-party service providers experience including unauthorized parties obtaining access to our customers’ data, could result in harm to our reputation reduced demand for our platform, products and solutions, and significant liabilities;
•Data privacy, data protection, cybersecurity and technology regulations, are rapidly evolving and present increasing compliance challenges that may adversely impact our business, financial condition and results of operations;
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
•The markets in which we compete are nascent and highly fragmented, and we may not be able to compete successfully against current and future competitors, which could harm our business, financial condition and results of operations;
•If we are unable to increase sales of our subscriptions to new customers, expand the offerings to which our existing customers subscribe or the value of their subscriptions, or have them renew their subscriptions in terms that are economically beneficial to us, our future revenue and results of operations would be adversely affected;
•Political, economic, and military conditions in Ukraine, Russia and other countries following the Russian invasion of Ukraine, geopolitical instability and hostilities in the Middle East and Gulf region and their possible impact on global trade and financial markets, or such and other conditions in other regions in which we operate, or changes in the business environment in those regions, could materially and adversely affect our business;
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,223	$27,521
Marketable securities	13,232	24,358
Trade receivables	23,909	16,358
Prepaid expenses and other current assets	10,775	13,938
Deferred contract acquisition and fulfillment costs, current	6,461	8,508

Total current assets	75,600	90,683

NONCURRENT ASSETS:
Marketable securities	6,515	10,883
Property and equipment, net	11,105	12,361
Other assets, noncurrent	3,449	3,501
Deferred contract acquisition and fulfillment costs, noncurrent	7,451	9,403
Operating lease right-of-use assets	8,856	10,311
Intangible assets, net	9,401	2,137
Goodwill	47,660	25,418

Total noncurrent assets	94,437	74,014

TOTAL ASSETS	$170,037	$164,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term loans	$25,338	$29,035
Trade payables	3,947	3,788
Employees and payroll accruals	13,847	14,876
Accrued expenses and other current liabilities	21,799	15,592
Operating lease liabilities, current	2,837	2,901
Deferred revenue, current	65,381	60,291

Total current liabilities	133,149	126,483

NONCURRENT LIABILITIES:
Deferred revenue, noncurrent	1,070	2,159
Operating lease liabilities, noncurrent	12,929	14,398
Other liabilities, noncurrent	18,544	15,325

Total noncurrent liabilities	32,543	31,882

TOTAL LIABILITIES	$165,692	$158,365
The accompanying notes are an integral part of the condensed consolidated financial statements

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026, and December 31, 2025	—	—
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 182,319,855 and 176,766,256 shares issued as of September 30, 2026 and December 31, 2025, respectively; 153,308,517 and 147,754,918 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	18	18
Treasury stock – 29,011,338 shares of common stock, $0.0001 par value per share, as of September 30, 2026 and December 31, 2025	(34,006)	(34,006)
Additional paid-in capital	530,273	518,443
Accumulated other comprehensive income (loss)	(246)	2,759
Accumulated deficit	(491,694)	(480,882)

Total stockholders' equity	4,345	6,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$170,037	$164,697
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Subscription	$45,915	$41,976	$134,747	$129,266
Professional services	1,350	1,890	4,039	6,046

Total revenue	47,265	43,866	138,786	135,312

Cost of revenue:
Subscription	10,637	9,844	30,245	29,973
Professional services	2,694	3,295	7,961	10,656

Total cost of revenue	13,331	13,139	38,206	40,629

Gross profit	33,934	30,727	100,580	94,683

Operating expenses:

Research and development	12,463	11,481	35,909	35,137
Sales and marketing	12,025	11,047	36,713	34,489
General and administrative	9,667	8,899	28,905	30,090
Restructuring	447	804	1,720	804

Total operating expenses	34,602	32,231	103,247	100,520

Operating loss	668	1,504	2,667	5,837

Financial expense (income), net	(728)	(85)	1,666	2,682

Loss (income) before provision for income taxes	(60)	1,419	4,333	8,519

Provision for income taxes	1,559	1,209	6,479	2,978

Net loss	1,499	2,628	10,812	11,497

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.02	$0.07	$0.07

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,666,002	154,775,938	147,710,430	154,110,240
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. dollars in thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$1,499	$2,628	$10,812	$11,497
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	(127)	(638)	(2,859)	2,309
Net unrealized gains (losses) on available-for-sale marketable securities	(70)	29	(146)	29
Other comprehensive income (loss)	(197)	(609)	(3,005)	2,338
Comprehensive loss	$1,696	$3,237	$13,817	$9,159
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2026	151,753,819	$18	29,011,338	$(34,006)	$525,924	$(49)	$(490,195)	$1,692

Stock-based compensation	—	—	—	—	4,264	—	—	4,264
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,554,698	—	—	—	85	—	—	85
Other comprehensive losses	—	—	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	—	—	(1,499)	(1,499)

Balance as of September 30, 2026	153,308,517	$18	29,011,338	$(34,006)	$530,273	$(246)	$(491,694)	$4,345

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of July 1, 2025	153,601,650	$17	14,567,599	$(17,396)	$508,106	$3,906	$(477,679)	$16,954

Stock-based compensation	—	—	—	—	3,975	—	—	3,975
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	1,862,194	—	—	—	43	—	—	43
Other comprehensive losses	—	—	—	—	—	(609)	—	(609)
Net loss	—	—	—	—	—	—	(2,628)	(2,628)

Balance as of September 30, 2025	155,463,844	$17	14,567,599	$(17,396)	$512,124	$3,297	$(480,307)	$17,735
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
U.S. dollars in thousands (except share data)
(unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2026	147,754,918	$18	29,011,338	$(34,006)	$518,443	$2,759	$(480,882)	$6,332

Stock-based compensation	—	—	—	—	11,690	—	—	11,690
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	5,553,599	—	—	—	140	—	—	140
Other comprehensive losses	—	—	—	—	—	(3,005)	—	(3,005)
Net loss	—	—	—	—	—	—	(10,812)	(10,812)

Balance as of September 30, 2026	153,308,517	$18	29,011,338	$(34,006)	$530,273	$(246)	$(491,694)	$4,345

	Common stock		Treasury stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Number	Amount	Number	Amount

Balance as of January 1, 2025	152,057,148	$15	9,923,759	$(7,801)	$500,024	$959	$(468,810)	$24,387

Stock-based compensation	—	—	—	—	12,422	—	—	12,422
Cash settlement of equity classified share based payment awards	—	—	—	—	(3,089)	—	—	(3,089)
Repurchase of common stock	(4,643,840)	—	4,643,840	(9,595)	—	—	—	(9,595)
Issuance of common stock upon exercise of stock options, and vesting of restricted stock units	8,050,536	2	—	—	2,767	—	—	2,769
Other comprehensive income	—	—	—	—	—	2,338	—	2,338
Net loss	—	—	—	—	—	—	(11,497)	(11,497)

Balance as of September 30, 2025	155,463,844	$17	14,567,599	$(17,396)	$512,124	$3,297	$(480,307)	$17,735
The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,812)	$(11,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,388	3,383
Stock-based compensation expenses	11,717	12,675
Amortization of deferred contract acquisition and fulfillment costs	7,048	8,528
Loss on sale of property and equipment	14	—
Non-cash interest expenses (Income), net	169	(239)
Gain on foreign exchange	(65)	(544)
Changes in operating assets and liabilities:
Increase in trade receivables	(4,069)	(280)
Decrease in prepaid expenses and other current assets and other assets, noncurrent	966	407
Increase in deferred contract acquisition and fulfillment costs	(3,157)	(2,809)
Increase (Decrease) in trade payables	(791)	1,780
Increase (decrease) in accrued expenses and other current liabilities	5,412	(1,161)
Decrease in employees and payroll accruals	(1,670)	(1,271)
Increase in other liabilities, noncurrent	3,375	2,840
Decrease in deferred revenue	(6,162)	(2,097)
Operating lease right-of-use assets and lease liabilities, net	(76)	1,178

Net cash provided by operating activities	6,287	10,893

Cash flows from investing activities:

Investment in available-for-sale marketable securities	(21,199)	(50,225)
Proceeds from maturities of available-for-sale marketable securities	36,618	59,631
Purchases of property and equipment	(316)	(534)
Capitalized internal-use software development costs	(1,638)	—
Payments for businesses acquired, net of acquired cash	(22,454)	—

Net cash provided by (used in) investing activities	(8,989)	8,872

Cash flows from financing activities:

Repayment of long-term loans	(3,938)	(2,188)
Proceeds from exercise of stock options	277	2,986
Cash settlement of equity-classified share-based payment awards	—	(3,089)
Repurchase of common stock	—	(9,595)
Change in prepayments for repurchase of common stock	—	31

Net cash used in financing activities	(3,661)	(11,855)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	65	544

Net increase (decrease) in cash, cash equivalents and restricted cash	(6,298)	8,454
Cash, cash equivalents and restricted cash at the beginning of the period	27,621	33,159
Cash, cash equivalents and restricted cash at the end of the period	$21,323	$41,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

KALTURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Supplemental disclosure of non-cash activity:

Purchase of property, equipment and internal-use software in credit	$—	$31

Capitalized stock-based compensation cost	$156	$—

Supplemental disclosure of cash flow information

Net cash received (paid), net for income taxes	$3,110	$(1,500)

Cash paid for interest	$1,337	$1,706

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet

Cash and cash equivalents	$21,223	$41,513
Restricted cash included in other assets, noncurrent	100	100

Total cash, cash equivalents, and restricted cash	$21,323	$41,613
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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements with normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026, and the Company’s consolidated results of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other future interim or annual period.
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
Major customer data as a percentage of total revenues:
The following table sets forth customers that represented 10% or more of the Company’s total revenue in each of the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Customer A (M&T)	10.16%	10.36%	10.27%	10.14%
Significant Accounting Policies and Estimates
The Company’s significant accounting policies are discussed in Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 16, 2026. There have been no significant changes to these policies during the nine months ended September 30, 2026 except as noted below.
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
In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, "Intangibles —Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use.

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
ASU 2025-09 derivatives and hedging - “In November 2025, the FASB issued ASU 2025-09 to amend the guidance in Derivatives and Hedging (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or related disclosures.
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
Transaction costs incurred in connection with the acquisition during the nine months ended September 30, 2026 totaled $1,800 and were recorded within general and administrative expenses in the consolidated statement of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The stand-alone results of operations of PathFactory have been included in the consolidated financial statements since the acquisition date. PathFactory revenue and net income included in the Company's consolidated statement of operations from the acquisition date through September 30, 2026, were $9,520 and $3,096, respectively.
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

	Nine Months Ended September 30,
	2026	2025
	Unaudited

Revenue	$144,050	$155,108
Net loss	$10,449	$12,109
On June 17, 2026, the Company completed the acquisition of substantially all of the assets and certain liabilities of BlueRush Inc. and BlueRush Digital Media Corp. in an asset purchase transaction. The acquisition was undertaken to expand the Company's digital engagement and personalized video capabilities and to strengthen its product offering and customer base. The acquisition was accounted for as a business combination in accordance with ASC 805. The total purchase consideration was $644, paid in cash at closing. Based on the purchase price allocation, the Company recognized identifiable intangible assets of $1,013, consisting of developed technology and customer relationships, goodwill of $428, accounts receivable of $119 and assumed liabilities consisting of deferred revenue of $790 and accounts payable of $128.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 4: REVENUES FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables present disaggregated revenue by category:

	Three Months Ended September 30, 2026
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$36,497	98.8%	$9,418	91.1%
Professional services	426	1.2%	924	8.9%

	$36,923	100%	$10,342	100%

	Three Months Ended September 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$31,835	98.4%	$10,141	88.2%
Professional services	530	1.6%	1,360	11.8%

	$32,365	100%	$11,501	100%

	Nine Months Ended September 30, 2026
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$106,602	98.8%	$28,145	91.1%
Professional services	1,277	1.2%	2,762	8.9%

	$107,879	100%	$30,907	100%

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2025
	Enterprise, Education and Technology		Media and Telecom
	Amount	Percentage of revenue	Amount	Percentage of revenue

Subscription	$98,016	98.0%	$31,250	88.6%
Professional services	2,007	2.0%	4,039	11.4%

	$100,023	100%	$35,289	100%
The following tables summarize revenue by region based on the billing address of customers:

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of revenue	Amount	Percentage of revenue

United States (“US”)	$27,437	58.0%	$23,649	53.9%
Europe, the Middle East and Africa ("EMEA")	16,542	35.0%	16,888	38.5%
Other	3,286	7.0%	3,329	7.6%

	$47,265	100%	$43,866	100%

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of revenue	Amount	Percentage of revenue

US	$78,589	56.6%	$72,021	53.2%
EMEA	51,740	37.3%	52,643	38.9%
Other	8,457	6.1%	10,648	7.9%

	$138,786	100%	$135,312	100%
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $161,590, which consists of both billed consideration in the amount of $66,451 and unbilled consideration in the amount of $95,139 that the Company expects to recognize as revenue but that was not yet recognized on the balance sheet. The Company expects to recognize 70% of its remaining performance obligations as revenue over the next 12 months and the remainder over the next four years.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Costs to Obtain a Contract
The following table represents a roll forward of costs to obtain a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Beginning balance	$13,526	$18,873	$16,800	$22,202
Additions to deferred contract acquisition costs during the period	1,906	808	3,231	2,809
Amortization of deferred contract acquisition costs	(2,021)	(2,635)	(6,620)	(7,965)

Ending balance	$13,411	$17,046	$13,411	$17,046

Deferred contract acquisition costs, current	$6,129	$8,109	$6,129	$8,109
Deferred contract acquisition costs, noncurrent	7,282	8,937	7,282	8,937

Total deferred costs to obtain a contract	$13,411	$17,046	$13,411	$17,046
Costs to Fulfill a Contract
The following table represents a roll forward of costs to fulfill a contract:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Beginning balance	$704	$1,575	$1,110	$2,167
Amortization of deferred costs to fulfill a contract	(203)	(224)	(609)	(816)

Ending balance	$501	$1,351	$501	$1,351

Deferred fulfillment costs, current	$332	$848	$332	$848
Deferred fulfillment costs, noncurrent	169	503	169	503

Total deferred costs to fulfill a contract	$501	$1,351	$501	$1,351

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 5: MARKETABLE SECURITIES
The following is a summary of available-for-sale marketable securities as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$8,814	$—	$(24)	$8,790
U.S. Treasury	4,457	—	(15)	4,442
	13,271	—	(39)	13,232

Available-for-sale – matures after one year:
Corporate bonds	3,522	—	(18)	3,504
Agency bonds	1,017	—	(11)	1,006
U.S. Treasury	2,020	—	(15)	2,005
	6,559	—	(44)	6,515

Total	$19,830	$—	$(83)	$19,747

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – matures within one year:
Corporate bonds	$15,474	$20	$—	$15,494
U.S. Treasury	6,490	13	—	6,503
Commercial paper	986	1	—	987
Agency bonds	1,135	2	—	1,137
Municipal bonds	236	1	—	237
	24,321	37	—	24,358

Available-for-sale – matures after one year:
Corporate bonds	8,324	23	—	8,347
U.S. Treasury	2,026	3	—	2,029
Agency bonds	507	—	—	507
	10,857	26	—	10,883

Total	$35,178	$63	$—	$35,241
As of September 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale marketable debt securities and all of the gross unrealized losses of the Company's marketable securities have been in a continuous loss position for less than 12 months. There were no gains or losses from available-for-sale marketable securities that were reclassified out of accumulated other comprehensive income during the periods presented.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

		Fair Value Measurements As Of
Description	Fair Value Hierarchy	September 30, 2026	December 31, 2025

Measured at fair value on a recurring basis:

Assets:
Cash equivalents:
Money market funds	Level 1	$11,060	$15,783

Short-term marketable securities:
Corporate bonds	Level 2	$8,790	$15,494
U.S. Treasury	Level 2	$4,442	$6,503
Commercial paper	Level 2	$—	$987
Agency bonds	Level 2	$—	$1,137
Municipal bonds	Level 2	$—	$237

Long-term marketable securities:
Corporate bonds	Level 2	$3,504	$8,347
U.S. Treasury	Level 2	$2,005	$2,029
Agency bonds	Level 2	$1,006	$507

Prepaid expenses and other current assets:
Restricted bank deposits	Level 2	$3,665	$3,644
Options and forward contracts designated as hedging instruments	Level 2	$—	$2,697

Other assets, noncurrent:
Restricted bank deposit	Level 2	$1,214	$1,166

Liabilities:
Derivative instruments liability included in accrued expenses and other current liabilities:
Options and forward contracts designated as hedging instruments	Level 2	$163	$—
Contingent consideration	Level 3	$5,801	$6,493

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
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
The following table presents changes in the fair value of the earn-out consideration, which were recognized in general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026 :

Balance as of December 31, 2025	$6,493
Income from changes in the fair value	(692)

Balance as of September 30, 2026	$5,801

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Notional Amount of Foreign Currency Contracts
The Company had outstanding contracts designated as hedging instruments in the aggregate notional amount of $10,910 as of September 30, 2026 and $15,864 as of December 31, 2025. The fair value of the Company’s outstanding contracts amounted to an asset of $0 and $2,697, and a liability of $163 and $0 as of September 30, 2026 and December 31, 2025, respectively. These assets and liabilities were recorded under prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively. Losses of $116 and gains of $1,213 were reclassified from accumulated other comprehensive income (loss) during the three months ended September 30, 2026, and 2025, respectively. Gains of $3,439 and $2,355 were reclassified from accumulated other comprehensive income (loss) during the nine months ended September 30, 2026 and 2025, respectively. These gains and losses were reclassified from accumulated other comprehensive income when the related expenses were incurred.
Effect of Foreign Currency Contracts on the Condensed Consolidated Statements of Operations
The effect of foreign currency contracts on the condensed consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025 was as follows:

Condensed Statement of Operations Location:	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Cost of revenue	$17	$(138)	$(285)	$(278)
Research and development	59	(638)	(1,818)	(1,244)
Sales and marketing	(2)	(153)	(559)	(290)
General and administrative	41	(256)	(766)	(499)
Restructuring	1	(33)	(11)	(33)
Financial expense (income), net	—	5	—	(11)

Total	$116	$(1,213)	$(3,439)	$(2,355)

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Components of operating lease expense were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Operating lease cost	$730	$725	$2,185	$2,322
Variable lease cost	103	76	280	195

Total	$833	$801	$2,465	$2,517
Supplementary cash flow information related to operating leases was as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Cash paid for operating leases	$2,044	$1,054	$3,269	$2,233
As of September 30, 2026 and September 30, 2025, the weighted-average discount rates were 4.7%. Maturities of the Company’s operating lease liabilities as of September 30, 2026 were as follows:

Year Ending December 31,

2026 (Remainder)	$899
2027	3,168
2028	2,807
2029	2,807
2030	2,807
2031 and thereafter	5,147
Total operating lease payments	17,635
Less: imputed interest	1,869
Total operating lease liabilities	$15,766

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 9: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has entered into various non-cancelable agreements with third-party providers for use of mainly cloud and other services, under which it committed to minimum and fixed purchases through the year ending December 31, 2029. The following table presents details of the aggregate future non-cancelable purchase commitments under such agreements as of September 30, 2026:

Year Ending December 31,

2026 (Remainder)	$5,381
2027	22,155
2028	20,734
2029	15,792

Total purchase commitment	$64,062
Litigation
The Company is occasionally a party to claims or litigation in the normal course of the business. The Company does not believe that it is a party to any pending legal proceeding that is likely to have a material adverse effect on its business, financial condition, or results of operations.
NOTE 10: CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025

Prepaid expenses	$6,098	$6,149
Derivative instrument	—	2,697
Restricted bank deposits	3,665	3,644
Other current assets	1,012	1,448

	$10,775	$13,938

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Property and Equipment, net
Composition of property and equipment is as follows:

	September 30, 2026	December 31, 2025
Cost:
Computers and peripheral equipment	$3,537	$2,238
Office furniture and equipment	2,264	2,266
Leasehold improvements	7,131	7,127
Internal use software	15,474	13,755

	28,406	25,386

Accumulated depreciation	(17,301)	(13,025)

Depreciated cost	$11,105	$12,361

Depreciation expenses for the three months ended September 30, 2026 and 2025, and for the nine months ended September 30, 2026 and 2025 were $1,125, $1,091, $3,284 and $3,247, respectively.
Other assets, noncurrent

	September 30, 2026	December 31, 2025

Restricted cash	$100	$100
Severance pay fund	1,846	2,002
Restricted deposit	1,214	1,166
Other	289	233

	$3,449	$3,501
Accrued expenses and other current liabilities

	September 30, 2026	December 31, 2025

Accrued expenses	$3,810	$3,358
Accrued taxes	16,840	10,801
Derivative instruments	163	—
Other current liabilities	986	1,433

	$21,799	$15,592

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Other liabilities, noncurrent

	September 30, 2026	December 31, 2025

Accrued taxes, noncurrent	$10,223	$6,151
Deferred tax liability	541	507
Contingent consideration	5,801	6,493
Other	1,979	2,174

	$18,544	$15,325
NOTE 11: GOODWILL AND INTANGIBLE ASSETS
The carrying amounts and accumulated amortization expenses of the intangible assets, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026		December 31, 2025
	Weighted average remaining useful life (in years)	Balance	Balance
Gross carrying amount:
Technology	4.30	$10,620	$6,809
Customer relationship	5.62	6,379	1,822

		16,999	8,631
Accumulated amortization and impairments:
Technology		(5,448)	(4,735)
Customer relationship		(2,150)	(1,759)

		(7,598)	(6,494)

Intangible assets, net		$9,401	$2,137
During the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025, the Company recorded amortization expenses in the amount of $514, $13, $1,104 and $136, respectively, included in cost of revenue and sales and marketing expenses in the consolidated statements of operations.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
The estimated future amortization expense of intangible assets as of September 30, 2026, is as follows:

Year Ending December 31,

2026 (Remainder)	$513
2027	2,015
2028	1,913
2029	1,882
2030	1,847
2031	948
2032	244
2033	39

$9,401
Changes in the carrying amount of goodwill:

	Enterprise, Education and Technology	Media and Telecom	Total

Balance as of December 31, 2025	$16,037	$9,381	$25,418
Goodwill acquired(1)	22,242	—	22,242

Balance as of September 30, 2026	$38,279	$9,381	$47,660
(1) Includes $22,274 of goodwill recognized in connection with the acquisitions of PathFactory and BlueRush completed during the nine months ended September 30, 2026 (see Note 3), partially offset by a $32 measurement period adjustment resulting from the finalization of the purchase price allocation for the eSelf acquisition.
NOTE 12: INCOME TAXES
The Company recognized an income tax expense of $1,559, $1,209, $6,479 and $2,978 for the three and nine months ended September 30, 2026 and 2025, respectively. The tax expense for these periods was primarily attributable to pre-tax foreign earnings.
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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 13: NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net loss	$1,499	$2,628	$10,812	$11,497
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	149,666,002	154,775,938	147,710,430	154,110,240

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.02	$0.07	$0.07

Instruments potentially exercisable for common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of September 30,
	2026	2025

Outstanding stock options and RSUs	22,573,273	26,730,843

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30, 2026
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$36,923	$10,342	$47,265

Cost of revenue

Production costs	4,594	3,064	7,658

Compensation	2,397	803	3,200

Depreciation and amortization	550	508	1,058

Other segment items	897	518	1,415

Total cost of revenue	8,438	4,893	13,331

Gross profit	28,485	5,449	33,934

Operating expenses			34,602
Financial expense (income), net			(728)
Provision for income taxes			1,559

Net loss			$1,499

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

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2026
	Enterprise, Education and Technology	Media and Telecom	Total

Revenue	$107,879	$30,907	$138,786

Cost of revenue

Production costs	12,733	9,055	21,788

Compensation	7,066	2,449	9,515

Depreciation and amortization	1,326	1,542	2,868

Other segment items	2,575	1,460	4,035

Total cost of revenue	23,700	14,506	38,206

Gross profit	84,179	16,401	100,580

Operating expenses			103,247
Financial expense (income), net			1,666
Provision for income taxes			6,479

Net loss			$10,812

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
Other segment items include costs related to subcontractors and consultants, allocated rent, IT expenses related to employee use and other general costs.
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) ABR loans accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2026, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.67%, consisting of 4.07% (the 3-month SOFR rate as of September 28, 2026), 0.10% credit spread adjustment and the margin of 2.50%.
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $438 for installments payable on December 31, 2023 (deferred to January 9, 2024) through September 30, 2024, (ii) $656 for installments payable on December 31, 2024 ($218 of the amount deferred to January 2025) through September 30, 2025, and (iii) $1,313 for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. In addition, the Revolving Credit Facility matures on December 21, 2026. Amounts outstanding under the Credit Facilities may be voluntarily prepaid at any time and from time to time, in whole or in part, without premium or penalty.
Under the terms of the Credit Facilities, the Company is obligated to maintain compliance with certain covenants as defined therein. As of September 30, 2026, the Company met these covenants.
The aggregate principal annual maturities according to the Credit Facilities agreements are as follows:

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Year Ending December 31,

2026 (Remainder)	$25,338

$25,338
The carrying amounts of the loans approximate their fair value.

NOTE 16: STOCKHOLDERS' EQUITY AND EQUITY INCENTIVE PLANS
Equity Incentive Plans
On January 1, 2026, the number of shares of common stock authorized for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) automatically increased by 7,387,746 shares pursuant to the terms of the 2021 Plan.
Stock Options
A summary of the Company's stock option activity with respect to options granted under the 2021 Plan is as follows:

	Number of Options	Weighted Average exercise price	Weighted remaining contractual term (years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2026	13,615,770	$3.37	3.76	$1,582

Granted	—	—	—	—
Exercised	(274,614)	$0.51	—	$269
Forfeited	(4,534,169)	$4.45		—

Outstanding and exercisable as of September 30, 2026	8,806,987	$2.91	2.66	$807

RSUs
The following table summarizes the RSU activity with respect to the 2021 Plan for the nine months ended September 30, 2026:

	RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	9,635,959	$2.16
RSUs granted	9,878,189	$1.41
RSUs vested	(5,278,985)	$1.97
RSUs forfeited	(468,877)	$2.19
Unvested and Outstanding as of September 30, 2026	13,766,286	$1.70

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
Stock-Based Compensation Expense
The stock-based compensation expense by line item in the accompanying consolidated statement of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of revenue	$90	$112	$297	$359
Research and development	1,062	715	3,110	2,324
Sales and marketing	844	367	2,080	1,182
General and administrative	2,220	2,857	6,230	8,810

Total expenses	$4,216	$4,051	$11,717	$12,675
As of September 30, 2026, there were $21,373 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company's equity incentive plans. These costs are expected to be recognized over a weighted-average period of approximately two years.
Shares Reserved for Future Issuance
The Company has the following common stock reserved for future issuance under the 2021 Plan:

September 30, 2026
Outstanding options	8,806,987
Outstanding RSUs	13,766,286
Shares reserved under 2021 Plan	9,844,513

Total	32,417,786

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 17: SELECTED STATEMENTS OF OPERATIONS DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Financial income:

Interest income	$349	$751	$1,551	$2,383
Foreign currency translation adjustments, net	929	—	—	—

	1,278	751	1,551	2,383
Financial expenses:

Foreign currency translation adjustments, net	—	21	1,396	2,913
Bank fees	36	31	134	114
Interest expense	514	527	1,589	1,737
Other	—	87	98	301

	550	666	3,217	5,065

Financial expense (income), net	$(728)	$(85)	$1,666	$2,682

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income by component, net of tax (AOCI), during the nine months ended September 30, 2026 and 2025:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities Instruments	Net Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2025	$63	$2,696	$2,759
Other comprehensive income (loss) before reclassifications	(165)	580	415
Net realized losses reclassified from accumulated other comprehensive income	19	(3,439)	(3,420)
Other comprehensive loss	(146)	(2,859)	(3,005)
Balance as of September 30, 2026	$(83)	$(163)	$(246)

	Net Unrealized Gains on Available-for-Sale Securities Instruments	Net Unrealized Gains on Derivatives Designated as Hedging Instruments	Total

Balance as of December 31, 2024	$23	$936	$959
Other comprehensive income before reclassifications	29	4,664	4,693
Net realized losses reclassified from accumulated other comprehensive income	—	(2,355)	(2,355)
Other comprehensive income	29	2,309	2,338
Balance as of September 30, 2025	$52	$3,245	$3,297
NOTE 19: RESTRUCTURING ACTIVITIES
Restructuring Plans
On April 1, 2026, in connection with the acquisition of PathFactory, the Company implemented a restructuring plan (the "PathFactory Restructuring Plan") to integrate the acquired operations into the Company's existing organizational structure and streamline operations. As part of the PathFactory Restructuring Plan, approximately 50% of the employees of the acquired business were terminated. During the three and nine months ended September 30, 2026, the Company recorded restructuring expenses of $61 and $764, respectively primarily related to employee termination benefits.
On May 7, 2026, the Company approved a cost-reduction and re-organization plan that included, among other things, downsizing approximately 5% of the Company's workforce (the "2026 Reorganization Plan" and together with PathFactory Restructuring Plan, the "2026 Restructuring Plans"). During the three and nine months ended September 30, 2026, the Company recorded restructuring expenses of $386 and $956, respectively, primarily related to employee termination benefits.

KALTURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
These charges were recorded within restructuring expenses in the Company's condensed consolidated statements of operations and were not included as part of the consideration transferred or the allocation of the purchase price related to the acquisition.The Company does not expect to incur any material additional costs related to these plans.
Restructuring Accruals
The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2026 :

	Enterprise, Education and Technology	Media and Telecom	Total
Balance as of December 31, 2025	$30	$—	$30
Accrual and accrual adjustments	1,674	46	1,720
Cash payments	(1,590)	(46)	(1,636)
Balance as of September 30, 2026	$114	$—	$114
The restructuring liability for severance and termination benefits is reflected in "Employees and payroll accruals" in the condensed consolidated balance sheet as of September 30, 2026.

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

Tble of Contents
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

Tble of Contents
Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Enterprise, Education & Technology	$36,923	$32,365	$107,879	$100,023
Media & Telecom	10,342	11,501	30,907	35,289
Total Revenue	$47,265	$43,866	$138,786	$135,312
Gross Profit
Enterprise, Education & Technology	$28,485	$24,542	$84,179	$76,977
Media & Telecom	5,449	6,185	16,401	17,706
Total Gross Profit	$33,934	$30,727	$100,580	$94,683
We employ a "land and expand strategy" with the aim of having our customers increase their usage of our offerings and/or purchase additional offerings over time. Our Net Dollar Retention Rate (as defined below) measures our success in retaining and growing recurring revenue from our existing customers over a given period. For the three months ended September 30, 2026 and 2025, our Net Dollar Retention Rate was 97%. Our Annualized Recurring Revenue (as defined below) increased by 9% in three months ended September 30, 2026, compared to three months ended September 30, 2025. The increase includes the contribution of the PathFactory acquisition, together with growth from new customers.
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

Tble of Contents
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
Increasing Revenue from Existing Customers
Many of our customers run multiple Kaltura products for various use cases, ranging from employee training and collaboration to external marketing and virtual events. By cross-selling and upselling additional solutions — such as our newly introduced Gen AI-powered capabilities and expanded application suites — we aim to drive higher usage and expand overall revenue. Our strong integration, ongoing support, and a commitment to evolving security and compliance requirements also helps us support sustained customer adoption and usage growth. We are focused on increasing sales within our existing customer base through increased usage of our platform and the cross-selling of additional products and solutions. For the three months ended September 30, 2026, our Net Dollar Retention Rate was 97%. In order for us to increase revenue within our customer base, we will need to maintain engineering-level customer support and continue to introduce new products and features as well as innovative new use cases that are tailored to our customers' needs.
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

Tble of Contents
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time, and technology investments, and assess the near-term and long-term performance of our business. The key financial and operating metrics we use are:

	Three Months Ended September 30,
	2026	2025
	(in thousands, except percentages)
Net Dollar Retention Rate	97%	97%

	As of September
	2026	2025
	(in thousands)
Remaining Performance Obligations	$161,590	$159,330
Annualized Recurring Revenue	$184,705	$169,094

Tble of Contents
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
Remaining Performance Obligations
Remaining Performance Obligations represents the amount of contracted future revenue that has not yet been delivered, including both subscription and professional services revenues. Remaining Performance Obligations consists of both deferred revenue and contracted non-cancelable amounts that will be invoiced and recognized in future periods. As of September 30, 2026, our Remaining Performance Obligations was $161.6 million, which consists of both billed consideration in the amount of $66.5 million and unbilled consideration in the amount of $95.1 million that we expect to invoice and recognize in future periods.
We expect to recognize 70% of our Remaining Performance Obligations as revenue over the next 12 months and the remainder over the next four years, in each case, in accordance with our revenue recognition policy.

Tble of Contents
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

Tble of Contents
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(1,499)	$(2,628)	$(10,812)	$(11,497)
Financial expense (income), net (a)	(728)	(85)	1,666	2,682
Provision for income taxes	1,559	1,209	6,479	2,978
Depreciation and amortization	1,639	1,104	4,388	3,383
EBITDA	971	(400)	1,721	(2,454)
Non-cash stock-based compensation expense	4,216	4,051	11,717	12,675
Strategic initiatives (b)	109	(301)	2,437	1,331
Change in fair value of contingent consideration	270	—	(692)	—
Restructuring (c)	447	804	1,720	804
Acquisition-related compensation costs(d)	—	—	633	—
Adjusted EBITDA	$6,013	$4,154	$17,536	$12,356

(a)The three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025, include $514, $527, $1,589 and $1,737 respectively, of interest expenses and $349, $751, $1,551 and $2,383, respectively of interest income.

(b)Strategic initiatives for the three and nine months ended September 30, 2026 and 2025 relate to professional fees, consulting services, and transaction-related costs incurred in connection with the acquisition of PathFactory and other costs associated with strategic initiatives. The three and nine months ended September 30, 2025 include vendor credit and discounted pricing for expenses recognized during the three months ended June 30, 2025.
(c)The three and nine months ended September 30, 2026 and 2025 include one-time employee termination benefits incurred in connection with the Company's reorganization plans.
(d)Acquisition-related compensation costs for the nine months ended September 30, 2026 relate to statutory termination costs and other severance payments associated with integrating the PathFactory acquisition.
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

Tble of Contents
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
For the three months ended September 30, 2026 and 2025, and for the nine months ended September 30, 2026 and 2025, our cost of revenue was $13,331, $13,139, $38,206 and $40,629, respectively.

Gross Margins
Gross margins have improved year-over-year since 2020, and while this measure has and will continue to vacillate between quarters, we expect it to continue the growth trend in the coming years. Gross margins have been, and will continue to be, affected by a variety of factors, including the average sales price of our products and services, volume growth, the mix of revenue between software licenses, maintenance and support, professional services, onboarding of new media and telecom customers, hosting of major virtual events, and changes in cloud infrastructure and personnel costs. In particular, the gross margins in the M&T segment are lower than in the EE&T segment because of resources required for implementing solutions for TV experiences, which generally exceed those of other offerings. This results in a longer period for M&T from initial booking to go-live and a higher proportion of professional services revenue as a percentage of overall revenue. Additionally, a higher proportion of M&T revenue comes from customers who choose to license our offerings through private cloud and on-premise deployments, which also impacts our M&T gross margin. Going forward, over the long term, we expect to see an improvement in gross margins for both EE&T and M&T, driven by enhanced efficiencies in both production and professional services costs.
For the three months ended September 30, 2026 and 2025, our gross margins were 72% (77% for subscriptions and (100)% for professional services) and 70% (77% for subscriptions and (74)% for professional services), respectively. For the nine months ended September 30, 2026 and 2025, our gross margins were 72% (78% for subscriptions and (97)% for professional services) and 70% (77% for subscriptions and (77)% for professional services), respectively.
For our EE&T segment, gross margins for the three months ended September 30, 2026 and 2025, were 77% (82% for subscription and (350)% for professional services), and 76% (82% for subscription and (317)% for professional services), respectively. For the nine months ended September 30, 2026 and 2025, our gross margins were 78% (83% for subscriptions and (331)% for professional services) and 77% (83% for subscriptions and (225)% for professional services), respectively.

Tble of Contents
For our M&T segment, gross margins for the three months ended September 30, 2026 and 2025 were 53% (56% for subscriptions and 16% for professional services) and 54% (58% for subscriptions and 20% for professional services), respectively. For the nine months ended September 30, 2026 and 2025, our gross margins were 53% (57% for subscription and 11% for professional services) and 50% (57% for subscription and (2)% for professional services), respectively.
Research and Development
Our research and development expenses consist primarily of costs incurred for personnel-related expenses for our technical staff, including salaries and other direct personnel-related costs. Additional expenses include consulting and professional fees for third-party development resources and software subscriptions. Going forward, over the long term, we expect our research and development expenses to decrease as a percentage of revenue. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, may qualify for capitalization under internal-use software and therefore may cause research and development expenses to fluctuate.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs, such as sales commissions.
Additional expenses include marketing program costs and amortization of acquired customer relationships intangible assets. Going forward, over the long term, we expect our sales and marketing expenses to increase as a percentage of revenue.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology, and legal functions, including salaries and other direct personnel-related costs. Going forward, over the long term, we expect our general and administrative expenses to decrease as a percentage of revenue.
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

Tble of Contents

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Period-over-Period Change		Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage	2026	2025	Dollar	Percentage
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
Enterprise, Education & Technology	$36,923	$32,365	$4,558	14%	$107,879	$100,023	$7,856	8%
Media & Telecom	10,342	11,501	(1,159)	(10)%	30,907	35,289	(4,382)	(12)%
Total revenue	47,265	43,866	3,399	8%	138,786	135,312	3,474	3%
Cost of revenue	13,331	13,139	192	1%	38,206	40,629	(2,423)	(6)%
Total gross profit	33,934	30,727	3,207	10%	100,580	94,683	5,897	6%
Operating expenses:
Research and development expenses	12,463	11,481	982	9%	35,909	35,137	772	2%
Sales and marketing expenses	12,025	11,047	978	9%	36,713	34,489	2,224	6%
General and administrative expenses	9,667	8,899	768	9%	28,905	30,090	(1,185)	(4)%
Restructuring	447	804	(357)	(44)%	1,720	804	916	114%
Total operating expenses	34,602	32,231	2,371	7%	103,247	100,520	2,727	3%
Loss from operations	668	1,504	(836)	(56)%	2,667	5,837	(3,170)	(54)%
Financial expense (income), net	(728)	(85)	(643)	756%	1,666	2,682	(1,016)	(38)%
Loss (income) before provision for income taxes	(60)	1,419	(1,479)	(104)%	4,333	8,519	(4,186)	(49)%
Provision for income taxes	1,559	1,209	350	29%	6,479	2,978	3,501	118%
Net loss	$1,499	$2,628	$(1,129)	(43)%	$10,812	$11,497	$(685)	(6)%
Segments
We manage and report operating results through two reportable segments.
•Enterprise, Education & Technology (78% and 74% of revenue for the three months ended September 30, 2026 and 2025, respectively, and 78% and 74% for the nine months ended September 30, 2026 and 2025): Our EE&T segment represents revenues from all of our products, industry solutions for education customers, and Media Services (except for M&T customers), as well as associated professional services for those offerings.
•Media & Telecom (22% and 26% of revenue for the three months ended September 30, 2026 and 2025, respectively, and 22% and 26% for the nine months ended September 30, 2026 and 2025): Our M&T segment primarily represents revenues from our TV Solution and Media Services sold to media and telecom customers.

Tble of Contents

Comparison of the three months ended September 30, 2026 and 2025
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$36,497	$31,835	$4,662	15%
Professional services revenue	426	530	(104)	(20)%
Total Enterprise, Education & Technology revenue	$36,923	$32,365	$4,558	14%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$29,977	$26,222	$3,755	14%
Professional services gross loss	(1,492)	(1,680)	188	(11)%
Total Enterprise, Education & Technology gross profit	$28,485	$24,542	$3,943	16%
Enterprise, Education & Technology Revenue
EE&T revenue increased by $4.6 million, or 14% to $36.9 million for the three months ended September 30, 2026, from $32.4 million for the three months ended September 30, 2025. The increase is mainly attributable to a $5.4 million increase in revenue generated from new customers, partially offset by $0.8 million decrease in revenue from existing customers. These figures include contributions from the PathFactory acquisition.
EE&T subscription revenue increased by $4.7 million, or 15%, to $36.5 million for the three months ended September 30, 2026, from $31.8 million for the three months ended September 30, 2025.
EE&T professional services revenue decreased by $0.1 million, or 20%, to $0.4 million for the three months ended September 30, 2026, from $0.5 million for the three months ended September 30, 2025.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $3.9 million, or 16%, to $28.5 million for the three months ended September 30, 2026, from $24.5 million for the three months ended September 30, 2025. The increase was primarily driven by higher revenue and a lower proportion of personnel-related costs included in cost of revenues.
EE&T subscription gross profit increased by $3.8 million, or 14%, to $30.0 million for the three months ended September 30, 2026, from $26.2 million for the three months ended September 30, 2025.
EE&T professional services gross loss decreased by $0.2 million, or 11%, to a gross loss of $1.5 million for the three months ended September 30, 2026, from a gross loss of $1.7 million for the three months ended September 30, 2025.

Tble of Contents
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Three Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$9,418	$10,141	$(723)	(7)%
Professional services revenue	924	1,360	(436)	(32)%
Total Media & Telecom revenue	$10,342	$11,501	$(1,159)	(10)%

Media & Telecom gross profit:
Subscription gross profit	$5,302	$5,910	$(608)	(10)%
Professional services gross profit	147	275	(128)	(47)%
Total Media & Telecom gross profit	$5,449	$6,185	$(736)	(12)%
Media & Telecom Revenue
M&T revenue decreased by $1.2 million, or 10%, to $10.3 million for the three months ended September 30, 2026, from $11.5 million for the three months ended September 30, 2025. The decrease is mainly attributable to a $1.3 million decrease in revenue from existing customers, partially offset by $0.2 million increase in revenue from new customers.
M&T subscription revenue decreased by $0.7 million, or 7%, to $9.4 million for the three months ended September 30, 2026, from $10.1 million for the three months ended September 30, 2025.
M&T professional services revenue decreased by $0.4 million, or 32% to $0.9 million for the three months ended September 30, 2026, from $1.4 million for the three months ended September 30, 2025.
Media & Telecom Gross Profit
M&T gross profit decreased by $0.7 million, or 12%, to $5.4 million for the three months ended September 30, 2026, from $6.2 million for the three months ended September 30, 2025. The decrease was primarily driven by lower revenue, partially offset by a lower proportion of personnel-related costs included in cost of revenues.
M&T subscription gross profit decreased by $0.6 million, or 10%, to $5.3 million for the three months ended September 30, 2026, from $5.9 million for the three months ended September 30, 2025.
M&T professional services gross profit decreased by $0.1 million, or 47%, to $0.1 million for the three months ended September 30, 2026, from $0.3 million for the three months ended September 30, 2025.

Tble of Contents
Operating Expenses
Research and Development expenses

	Three Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$8,724	$7,922	$802	10%
Subcontractors and consultants	1,482	1,516	(34)	(2)%
IT related	1,363	1,107	256	23%
Other	894	936	(42)	(4)%
Total research and development expenses	$12,463	$11,481	$982	9%
Research and development expenses increased by $1.0 million, or 9%, to $12.5 million for the three months ended September 30, 2026, from $11.5 million for the three months ended September 30, 2025. The increase was primarily attributable to a $0.8 million increase in compensation expenses, mainly driven by the depreciation of the U.S. dollar against the New Israeli Shekel compared to the prior-year period and a higher proportion of personnel-related costs attributable to research and development, partially offset by the capitalization of compensation costs related to the development of internal-use software. The increase also reflected a $0.3 million increase in IT-related costs, primarily attributable to higher utilization of third-party generative artificial intelligence services and tools.

Sales and Marketing expenses

	Three Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$9,245	$9,061	$184	2%
Marketing expenses	890	746	144	19%
Travel and entertainment	327	173	154	89%
IT related	479	299	180	60%
Other	1,084	768	316	41%
Total sales and marketing expenses	$12,025	$11,047	$978	9%
Sales and marketing expenses increased by $1.0 million, or 9%, to $12.0 million for the three months ended September 30, 2026, from $11.0 million for the three months ended September 30, 2025. The increase was primarily due to a $0.2 million increase in compensation expenses, mainly due to changes in the allocation of certain employee-related costs to Sales and Marketing. In addition, IT-related costs increased by $0.2 million, primarily due to higher expenses associated with software applications supporting the operations of the acquired PathFactory business, and other expenses increased by $0.3 million mainly due to amortization of identified intangible assets recognized as part of the PathFactory purchase price allocation.

Tble of Contents
General and Administrative expenses

	Three Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$6,237	$6,816	$(579)	(8)%
Professional fees and insurance	1,138	596	542	91%
IT related	767	645	122	19%
Human resources related	212	208	4	2%
Subcontractors and consultants	189	169	20	12%
Travel and entertainment	129	169	(40)	(24)%
Strategic initiatives	109	(301)	410	136%
Change in fair value of contingent consideration	270	—	270	NM
Other	616	597	19	3%
Total general and administrative expenses	$9,667	$8,899	$768	9%
General and administrative expenses increased by $0.8 million, or 9%, to $9.7 million for the three months ended September 30, 2026, from $8.9 million for the three months ended September 30, 2025. The increase was primarily attributable to a $0.5 million increase in professional fees and insurance costs, a $0.4 million increase in costs related to strategic initiatives, primarily reflecting supplier credits recognized in the third quarter of 2025, and a $0.3 million expense resulting from the remeasurement of contingent consideration to fair value during the current quarter. These increases were partially offset by a $0.6 million decrease in compensation costs, primarily due to the reallocation of certain personnel to sales functions and lower stock-based compensation expense, mainly reflecting the full vesting of certain higher fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025.
Financial Income, net
Financial Income, net increased by $0.6 million, to $0.7 million for the three months ended September 30, 2026, from $0.1 million for the three months ended September 30, 2025. The increase was primarily due to $0.9 million related to exchange rate differences.
Provision for Income Taxes
Provision for income taxes increased by $0.4 million, or 29%, to $1.6 million for the three months ended September 30, 2026, from $1.2 million for the three months ended September 30, 2025, primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Tble of Contents

Comparison of the nine months ended September 30, 2026 and 2025
Enterprise, Education & Technology
The following table presents our EE&T segment revenue and gross profit (loss) for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Enterprise, Education & Technology revenue:
Subscription revenue	$106,602	$98,016	$8,586	9%
Professional services revenue	1,277	2,007	(730)	(36)%
Total Enterprise, Education & Technology revenue	$107,879	$100,023	$7,856	8%

Enterprise, Education & Technology gross profit:
Subscription gross profit	$88,411	$81,488	$6,923	8%
Professional services gross loss	(4,232)	(4,511)	279	(6)%
Total Enterprise, Education & Technology gross profit	$84,179	$76,977	$7,202	9%
Enterprise, Education & Technology Revenue
Total EE&T revenue increased by $7.9 million, or 8%, to $107.9 million for the nine months ended September 30, 2026, from $100.0 million for the nine months ended September 30, 2025. The increase was primarily driven by a $10.8 million increase in revenue from new customers, partially offset by $2.9 million decrease in revenue from existing customers. These figures include contributions from the PathFactory acquisition.
EE&T subscription revenue increased by $8.6 million, or 9%, to $106.6 million for the nine months ended September 30, 2026, from $98.0 million for the nine months ended September 30, 2025.
EE&T professional services revenue decreased by $0.7 million, or 36%, to $1.3 million for the nine months ended September 30, 2026 from $2.0 million for the nine months ended September 30, 2025.
Enterprise, Education & Technology Gross Profit
EE&T gross profit increased by $7.2 million, or 9%, to $84.2 million for the nine months ended September 30, 2026, from $77.0 million for the nine months ended September 30, 2025. This increase was mainly due to a $7.9 million increase in revenue and reduction in compensation costs, from improved operational efficiency, driven by workforce reductions.
EE&T subscription gross profit increased by $6.9 million, or 8%, to $88.4 million for the nine months ended September 30, 2026, from $81.5 million for the nine months ended September 30, 2025.
EE&T professional services gross loss decreased by $0.3 million, or 6%, to a gross loss of $4.2 million for the nine months ended September 30, 2026, from a gross loss of $4.5 million for the nine months ended September 30, 2025.

Tble of Contents
Media & Telecom
The following table presents our M&T segment revenue and gross profit for the periods indicated:

	Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Media & Telecom revenue:
Subscription revenue	$28,145	$31,250	$(3,105)	(10)%
Professional services revenue	2,762	4,039	(1,277)	(32)%
Total Media & Telecom revenue	$30,907	$35,289	$(4,382)	(12)%

Media & Telecom gross profit:
Subscription gross profit	$16,091	$17,806	$(1,715)	(10)%
Professional services gross profit (loss)	310	(100)	410	410%
Total Media & Telecom gross profit	$16,401	$17,706	$(1,305)	(7)%
Media & Telecom Revenue
M&T revenue decreased by $4.4 million, or 12%, to $30.9 million for the nine months ended September 30, 2026, from $35.3 million for the nine months ended September 30, 2025. This decrease is mainly attributable to a $4.6 million decrease in revenue from existing customers, partially offset by $0.2 million increase in revenue from new customers.
M&T subscription revenue decreased by $3.1 million, or 10%, to $28.1 million for the nine months ended September 30, 2026, from $31.3 million for the nine months ended September 30, 2025.
M&T professional services revenue decreased by $1.3 million, or 32%, to $2.8 million for the nine months ended September 30, 2026, from $4.0 million for the nine months ended September 30, 2025.
Media & Telecom Gross Profit
M&T gross profit decreased by $1.3 million, or 7%, to $16.4 million for the nine months ended September 30, 2026, from $17.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower revenue, partially offset by a lower proportion of personnel-related costs included in cost of revenues.
M&T subscription gross profit decreased by $1.7 million, or 10%, to $16.1 million for the nine months ended September 30, 2026, from $17.8 million for the nine months ended September 30, 2025.
M&T professional services gross profit increased by $0.4 million, or 410%, to $0.3 million profit for the nine months ended September 30, 2026, from $0.1 million gross loss for the nine months ended September 30, 2025.

Tble of Contents

Operating Expenses
Research and Development expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$24,759	$24,227	$532	2%
Subcontractors and consultants	4,543	4,582	(39)	(1)%
IT related	3,992	3,527	465	13%
Other	2,615	2,801	(186)	(7)%
Total research and development expenses	$35,909	$35,137	$772	2%
Research and development expenses increased by $0.8 million, or 2%, to $35.9 million for the nine months ended September 30, 2026, from $35.1 million for the nine months ended September 30, 2025. The increase was primarily due to a $0.5 million increase in compensation expenses, mainly driven by the depreciation of the U.S. dollar against the New Israeli Shekel compared to the prior-year period and a higher proportion of personnel-related costs attributable to research and development, partially offset by the capitalization of compensation costs related to the development of internal-use software. The increase also reflected a $0.5 million increase in IT-related costs, primarily attributable to higher utilization of third-party generative artificial intelligence services and tools.

Sales and Marketing expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation & commission	$28,243	$27,460	$783	3%
Marketing expenses	2,728	2,625	103	4%
Travel and entertainment	966	906	60	7%
IT related	1,392	918	474	52%
Other	3,384	2,580	804	31%
Total sales and marketing expenses	$36,713	$34,489	$2,224	6%
Sales and marketing expenses increased by $2.2 million, or 6%, to $36.7 million for the nine months ended September 30, 2026, from $34.5 million for the nine months ended September 30, 2025. The increase was primarily due to a $0.8 million increase in compensation expenses mainly due to organizational realignment initiatives, including the reclassification of certain personnel into the sales organization, partially offset by a decrease in commission expenses. In addition, other expenses increased by $0.8 million, primarily due to higher IT-related expenses associated with software applications supporting the operations of the acquired PathFactory business, as well as higher amortization expense related to the identified intangible assets recognized as part of the PathFactory purchase price allocation.

Tble of Contents

General and Administrative expenses

	Nine Months Ended September 30,		Period-over-Period Change
	2026	2025	Dollar	Percentage
	(in thousands, except percentages)
Employee compensation	$17,983	$20,772	$(2,789)	(13)%
Professional fees and insurance	3,366	2,758	608	22%
IT related	2,062	1,890	172	9%
Human resources related	753	813	(60)	(7)%
Subcontractors and consultants	503	772	(269)	(35)%
Travel and entertainment	573	652	(79)	(12)%
Strategic initiatives	2,437	1,331	1,106	83%
Change in fair value of contingent consideration	(692)	—	(692)	NM
Other	1,920	1,102	818	74%
Total general and administrative expenses	$28,905	$30,090	$(1,185)	(4)%
General and administrative expenses decreased by $1.2 million, or 4%, to $28.9 million for the nine months ended September 30, 2026, from $30.1 million for the nine months ended September 30, 2025. The decrease was primarily due to a $2.8 million decrease in compensation costs, which primarily reflects lower stock-based compensation costs, largely driven by the full recognition of high fair value options and RSUs granted in December 2021, which were fully expensed prior to 2025, and the reallocation of certain personnel to sales functions. The decrease was also due to a gain of $0.7 million recognized from the remeasurement of contingent consideration to fair value. These were partially offset by a $1.1 million increase in strategic initiatives costs, primarily related to acquisition-related expenses, incurred in connection with the acquisition of PathFactory and professional fees, consulting, and other expenses associated with strategic initiatives, and $0.8 million in other expenses, primarily due to the absence of a prior-year benefit related to the release of a withholding tax accrual following a favorable tax assessment.
Financial expense, net

Financial expense, net decreased by $1.0 million to $1.7 million for the nine months ended September 30, 2026, from $2.7 million for the nine months ended September 30, 2025. The decrease was primarily due to a $1.5 million decrease in expense related to exchange rate differences partially offset by $0.8 million lower interest income primarily due to a reduction in the marketable securities portfolio following the PathFactory acquisition.
Provision for Income Taxes
Provision for income taxes increased by $3.5 million, or 118%, to $6.5 million for the nine months ended September 30, 2026, from $3.0 million for the nine months ended September 30, 2025 primarily due to increased tax liability related to income generated by our subsidiaries organized under the laws of Israel and the United Kingdom.

Tble of Contents

Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through net cash provided by operating activities, equity issuances, and borrowings under our long-term debt arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. Our principal sources of liquidity are expected to be our cash on hand and borrowings available under our Revolving Credit Facility. As of September 30, 2026, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million is available for future borrowings.
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

Tble of Contents
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
Following the effectiveness of the Fifth Amendment, borrowings under the Credit Facilities are subject to interest, determined as follows: (a) SOFR loans accrue interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus 0.10% per annum plus a margin of 2.50% (the Adjusted Term SOFR (as defined in the Credit Agreement) is subject to a 1.00% floor), and (b) Alternative Base Rate ("ABR") loans (as defined in the Credit Agreement) accrue interest at a rate per annum equal to the ABR plus a margin of 1.50% (ABR is equal to the highest of (i) the prime rate and (ii) the Federal Funds Effective Rate plus 0.50%, subject to a 2.00% floor). As of September 30, 2026, the current rate of interest under the Credit Facilities was equal to a rate per annum of 6.67%, consisting of 4.07% (the 3-month SOFR rate as of September 28, 2026), 0.10% credit spread adjustment and the margin of 2.50%.
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
The Term Loan Facility is payable in consecutive quarterly installments on the last day of each fiscal quarter in an amount equal to (i) $0.4 million for installments payable on December 31, 2023 (deferred to January 9, 2024) through September 30, 2024, (ii) $0.7 million for installments payable on December 31, 2024 ($0.2 million of the amount deferred to January 2025) through September 30, 2025, and (iii) $1.3 million for installments payable on and after December 31, 2025. The remaining unpaid balance on the Term Loan Facility is due and payable on December 21, 2026, together with accrued and unpaid interest on the principal amount to be paid to, but excluding, the payment date. In addition, the Revolving Credit Facility matures on December 21, 2026.
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

Tble of Contents
•repay, prepay, redeem, purchase, retire or defease subordinated debt;
•declare or pay dividends or make certain other restricted payments;
•make certain investments;
•enter into transactions with affiliates;
•enter into new lines of business; and
•make certain amendments to our or their respective organizational documents or certain material contracts.
The Credit Agreement also contains certain financial covenants that require us to maintain (i) a minimum amount of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) as of the last day of each fiscal quarter (which minimum amount increased through the fiscal quarter ended December 31, 2023) (the “Adjusted EBITDA Covenant”), and (ii) Liquidity (as defined in the Credit Agreement) of at least $20.0 million as of the last day of any calendar month. We were in compliance with these covenants as of September 30, 2026.
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
As of September 30, 2026, we had no balance outstanding under the Revolving Credit Facility and the total revolving commitment of $25.0 million remained available for future borrowings. As of September 30, 2026, we had approximately $25.3 million of borrowings outstanding under the Term Loan Facility.We currently expect to refinance or extend the Credit Facilities prior to maturity in December 2026.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)

Net cash provided by operating activities	$6,287	$10,893
Net cash provided by (used in) investing activities	(8,989)	8,872
Net cash used in financing activities	(3,661)	(11,855)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	65	544
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,298)	8,454
Cash, cash equivalents, and restricted cash at beginning of period	27,621	33,159
Cash, cash equivalents and restricted cash at end of period	$21,323	$41,613
Operating Activities
Net cash flows provided by operating activities decreased by $4.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Tble of Contents
Net cash provided by operating activities of $6.3 million for nine months ended September 30, 2026, was primarily due to a $10.8 million net loss, adjusted for non-cash charges of $23.3 million, and net cash outflows of $6.2 million due to changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization of $4.4 million, stock-based compensation expenses of $11.7 million, amortization of deferred contract acquisitions and fulfillment costs of $7.0 million and non-cash interest expense, net of $0.2 million, partially offset by gain on foreign exchange of $0.1 million. The changes in operating assets and liabilities were related to an increase in deferred contract acquisition and fulfillment costs of $3.2 million, a decrease in deferred revenue of $6.2 million, an increase in trade receivables of $4.1 million and a decrease in trade payables of $0.8 million, partially offset by a net change in operating right-of-use asset and lease liability of $0.1 million, a total increase in employee accruals, accrued expenses, and other liabilities of $7.1 million and a decrease of $1.0 million in prepaid expenses and other current assets and other assets.
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
Investing Activities
Net cash used in investing activities increased by $17.9 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Net cash used in investing activities amounted to $9.0 million for the nine months ended September 30, 2026. This was primarily due to payments for businesses acquired of $22.5 million, purchases of marketable securities of $21.2 million, capitalized internal-use software development costs of $1.6 million and $0.3 million of capital expenditures, partially offset by $36.6 million of proceeds from maturities of available-for-sale marketable securities.
Net cash provided by investing activities amounted to $8.9 million for the nine months ended September 30, 2025. This was primarily due to proceeds from maturities of available-for-sale marketable securities of $59.6 million, partially offset by purchases of marketable securities of $50.2 million and $0.5 million of capital expenditures.
Financing Activities
Net cash used in financing activities decreased by $8.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Net cash used in financing activities of $3.7 million for the nine months ended September 30, 2026 was primarily due to repayment of long-term loans of $3.9 million, partially offset by $0.3 million of proceeds from the exercise of stock options.
Net cash used in financing activities of $11.9 million for the nine months ended September 30, 2025 was primarily due to repurchase of common stock of $9.6 million, cash settlement of equity classified share-based payment awards of $3.1 million and repayment of long-term loans of $2.2 million, partially offset by $3.0 million of proceeds from the exercise of stock options.

Tble of Contents

Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating and finance leases, purchase obligations with third-party providers for the use of cloud hosting and other services and outstanding debt. There were no material changes to our commitments and contractual obligations during the nine months ended September 30, 2026 from the commitments and contractual obligations disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2025 10-K. For further information on our commitments and contractual obligations, refer also to Note 8, Note 9 and Note 15 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our critical accounting policies and estimates were disclosed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our 2025 10-K. There have been no significant changes to these policies and estimates during the nine months ended September 30, 2026
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three and nine months ended September 30, 2026, of $0.5 million and $1.5 million, respectively due to NIS (after considering cash-flow hedges) and $0.5 million and $3.1 million, respectively due to Euros.

Tble of Contents
Interest Rate Risk
As of September 30, 2026, we had outstanding floating rate debt obligations of $25.3 million (consisting of the outstanding principal balance under our credit facilities). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. At this time, we do not use derivative instruments to mitigate our interest rate risk. A hypothetical 10% change in interest rates during the periods presented would have resulted in a change to interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively.
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
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Interim Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Principal Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Tble of Contents
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
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools-including artificial intelligence-that circumvent security controls, evade detection and remove forensic evidence. As a result, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of Confidential Information and our IT Systems, business platform, products and solutions. Additionally, the use of AI, Gen-AI and large language models (“LLMs”), including those of third parties, by us, our customers that host files in our environment, or other third parties, is expected to pose new or unknown cybersecurity risks and challenges, including increasing data leakage and data compromise risks.
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

Tble of Contents
If our security measures are breached as a result of third-party action, employee error or negligence, a defect or bug in our offerings or those of our third-party service providers or customers using our platforms, malfeasance or otherwise and, as a result, someone obtains unauthorized access to any data, including our Confidential Information or that of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, we may be subject to regulatory investigations, and we could incur significant liability, including significant incident response, system restoration or remediation and future compliance costs, insurance costs, and penalties or fines under applicable data privacy and security laws and regulations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. We experience cyber-attacks and other security incidents of varying degrees from time to time, and future incidents or threat actors' successful attacks may result in significant liability, costs, and reputational harm.
Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, effectively protect our IT Systems and Confidential Information. Additionally, there can be no assurance that our cybersecurity measures and tools will not be circumvented or penetrated by attackers or would keep pace with the constantly evolving threats in a timely manner.For example, use of AI Technologies by threat actors may make any existing vulnerabilities easier to expose and exploit. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We could be required to expend significant capital and other resources to protect against and address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, regulatory compliance, breach notification, legal advice, public relations advice, system repair or replacement, data recovery or other services. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on economically reasonable terms or at all or that our insurers will not deny coverage as to any future claim.
In addition, we do not directly control content that our customers store or use in our products. If our customers use our products for the transmission or storage of Confidential Information, including such information about individuals, and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability, including related to breach notification and incident response.
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

Tble of Contents
Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such data are possible. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to regulators and/or individuals whose Personal Information has been disclosed as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We may also be contractually required to notify regulators, customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, any actual or perceived data security breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
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
We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business
We receive, collect, store, process, transfer, share and otherwise use or host Personal Information, including data relating to users of our offerings, our employees and contractors, and other persons. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including Personal Information and other sensitive information about individuals. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal, and protection of Personal Information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to customers and other third parties related to privacy, data protection and data security. The regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain, complex and lacking worldwide unified standards, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, hosting, security, processing, transfer or disclosure of Personal Information, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such Personal Information must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, host, process, transfer, and otherwise use user data or develop new services and features. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.
In the United States, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle Personal Information and choices individuals may have about the way we handle their Personal Information.

Tble of Contents
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
In addition, the Video Privacy Protection Act (“VPPA”), which restricts the disclosure of consumers’ video viewing information, and state wiretapping statutes, such as the California Invasion of Privacy Act (“CIPA”), have become the basis for a significant increase in class action litigation targeting companies that deliver video content online or deploy cookies and similar tracking technologies. Given the nature of our business and our use of cookies and similar technologies, we may be exposed to claims under these or similar statutes. Such claims could result in class action litigation and statutory damages, which could adversely affect our business, financial condition, and results of operations.
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

Tble of Contents
The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, use, sharing, disclosure and other processing of Personal Information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
Among other requirements, the GDPR regulates the transfer of Personal Information outside of the European Economic Area (“EEA”) and the UK to third countries that have not been found to provide adequate protection for such Personal Information, including the United States.
We are certified under the EU-US Data Privacy Framework (“DPF”) and currently rely on the DPF and on the UK Extension to the DPF to transfer Personal Information from the EEA and the UK to our affiliates in the United States and other DPF-certified entities in the United States.
We also rely on the EU standard contractual clauses (“SCCs”) and the UK Addendum to the SCCs, as relevant, to transfer Personal Information outside the EEA and the UK to countries other than the United States and to entities in the United States not certified under the DPF.
Recent legal developments in Europe, including decisions from the Court of Justice of the European Union and regulatory guidance from regulators in the EEA and UK, have created complexity and uncertainty regarding data transfers, and we expect this legal complexity and uncertainty to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors, implement alternative data transfer mechanisms and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
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
EU data-related laws apply to some of our offerings, including the EU Data Act, which established new requirements for providers of data processing services (including cloud and SaaS, among other service models) in the EU. The EU Data Act requires providers to facilitate customers switching to other providers or solutions and port their data within certain timeframes; remove technical, contractual, and commercial obstacles to service switching; and include certain mandatory terms in customer contracts, amongst other requirements. Failure to comply with the EU Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. The EU Data Act, together with developing guidance in this area, may require changes to our customer contracts, operations, and business practices, increase our compliance costs, require adjustments to our financial measurements and reporting practices, and adversely affect our financial condition, business, and operations. We are continuing to monitor the application and impact of the EU Data Act as further guidance, practice and enforcement trends emerge.

Tble of Contents
Additionally, as our products and services continue to evolve, we may be subject to certain cybersecurity and technology regulations in the EU and UK, including the UK Network and Information Systems Regulations, the EU Network and Information Systems Directive 2 as transposed into member state law, the Cyber Resilience Act, and the Digital Operational Resilience Act. These laws impose various obligations, including in relation to implementing cybersecurity risk measures, ensuring the security and integrity of our products and services, and reporting of security incidents and vulnerabilities to competent regulators. To the extent these laws apply to us, a failure to comply could result in regulatory enforcement and fines, reputational damage, and/or require us to change our business practices, products and services.

We may be subject to online content regulations, and our actual or perceived failure to comply with applicable regulations could adversely affect our business.

The EU, UK and certain other jurisdictions have enacted, or may enact in the future, regulations that may govern the content that we or our users share or make available via the solutions we offer. In the EU, the Digital Services Act (the “DSA”) sets out rules regarding, in addition to other related matters, the potential liability of providers of certain online solutions for content shared or made available via those solutions. In the United Kingdom, the Online Safety Act 2023 (the “OSA”) similarly imposes requirements on providers of certain online user-to-user (and search) services to protect users from illegal and harmful content. The DSA and OSA may increase our compliance costs, expose us to potential regulatory action and liability and/or require changes to our user interfaces, processes, operations, and business practices, which may adversely affect our ability to attract, retain, and provide our services to customers, and may otherwise adversely affect our business, results of operations, and financial condition. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or GBP 18 million (whichever is greater).

We may face risks associated with our use of certain AI and machine learning model technologies and compliance with the evolving regulatory framework around AI development and use.

We have developed, integrated and interfaced, and continue to develop, integrate and interface, certain AI-based solutions, applications and features as part of our offerings, including through our acquisitions of eSelf and PathFactory. The underlying AI algorithms, digital processing or software, analyze and processes video and audio content, processes, and use of our products by developers, administrators and users, while performing intellectual processes characteristic of intelligent beings, such as deep learning, natural language processing, reasoning, discovering meaning, generalizing, processing, summarizing and representing knowledge, planning, and learning from past experience. The technologies and solutions pursued by us include also generative AI, namely, a type of artificial intelligence technology that can produce various types of content or data, such as text, images, videos, audio, synthetic data or other media, using generative models ,as well as agentic AI capabilities that can take actions or execute workflows with limited human involvement. Artificial intelligence and machine learning are rapidly evolving fields of study, and bear risks associated with the introduction of new technologies and the lack of learning curve and technology maturity. Thus, the Company cannot assure nor guarantee the accuracy of any output generated therefrom or other results obtained from use thereof, or that actions taken by agentic features will be appropriate or as intended . Given the probabilistic nature of machine learning and AI, use of such AI processing and tools may in some situations result in an inaccurate output.

Tble of Contents
If our solutions (including those of our vendors and subcontractors) fail to perform as intended, our business, financial condition, and results of operations would be adversely affected. In addition, although the Company seeks, in accordance with its policies and customer agreements, to limit its retention and use of its customers' contents or metadata provided or uploaded by them or otherwise generated from their use of the Company's AI tools, and does not use its customers' data or content for the creation of any AI-output for other users of the Company's systems and solutions, the processing of its customers' data may nonetheless result in the creation of residual know how, experience and information, statistical models, and training of deep learning, algorithms, simulations, statistics, predictability and other AI features and capabilities. If we fail to establish processes, policies, rules and contractual frameworks to avoid misuse or unauthorized use of our customers data, or to establish and secure the Company's rights with respect to its own developments, technologies and AI products and tools, or if evolving regulation of AI and machine learning model technologies would develop differently from our standards and policies, and as a consequence we may suffer claims for intellectual property infringement, misuse or abuse, then our business, financial condition, and results of operations would be adversely affected.
The regulatory framework around the development and use of machine learning, AI and automated decision making is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. For example, in the United States,the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
In the absence of federal AI legislation, states have filled the void by enacting laws and regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. Moreover, various state AI laws and comprehensive state privacy laws, including the California Consumer Privacy Act (“CCPA”), regulate the use of automated decision-making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making. California also enacted numerous new laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.
Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential for additional state-level legislative activity face uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward

Tble of Contents
In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide artificial intelligence in the EU and, in relation to AI developed or deployed by the Company depending on the artificial intelligence use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, with fines for breaches of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us.
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
Our efforts to develop AI-driven offerings could increase our operating costs, and our ability to develop any such offerings may be limited by our access to processing infrastructure or training data, as we do not train our models on customers' data and our access to third-party data is limited to data that we are able to license on acceptable terms. Additionally, we may be dependent on third-party providers for processing infrastructure resources such as cloud facilities providers and others, which could increase our operating costs. Nonetheless, the expansion of AI based usage and offering, may create a need for additional data sources for training, which in turn could require us to explore more alternatives and accommodate the risks associated therewith, such as such data source integrity and freedom from third party rights or bias information.

Tble of Contents
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
Our AI-driven offerings could generate output that is infringing or that otherwise violates third-party rights, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such AI offerings. In addition, certain of our offerings, including our Agentic Avatars and AI-powered virtual humans, generate or use synthetic representations of individuals’ likenesses and voices, which could expose us to claims under right of publicity, privacy, or similar laws, and an increasing number of jurisdictions have adopted or are considering laws regulating digital replicas and synthetic or manipulated media, which could restrict or impose consent, disclosure or other requirements on such offerings.
We may also experience difficulties in enforcing the intellectual property rights in output generated by generative AI. The United States Copyright Office has taken the position, and U.S. courts have held, that material generated by AI without sufficient human authorship is not eligible for copyright protection, and the United States Patent and Trademark Office and U.S. courts have similarly determined that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI.
More broadly, whether a work of authorship or an invention developed by humans and AI together can be adequately protected by copyright or patent law is still an unresolved area of law in the U.S. In addition, if we are deemed to not have sufficient rights to the data we use to train our generative AI, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of certain generative AI tools, and in which the outcome of such litigation is uncertain. Similarly, the third-party LLM providers on which our offerings rely are subject to such litigation, and an adverse outcome, settlement or injunction could restrict the availability or functionality of, or increase the cost of, such models, or expose us or our customers to claims relating to their use.
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI offerings or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition. Given the extensive patenting activity in the field of AI, other parties may also have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI offerings.
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

Tble of Contents

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:

Director/Sec. 16 Officer	Action	Date Adopted	Total Shares to be Sold		Termination Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eyal Manor	Terminate	12-Aug-25	325,564	—	11-Aug-26
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
64

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
65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALTURA, INC.

Date: November 9, 2026	By:	/s/ Ron Yekutiel
Ron Yekutiel
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Claire Rotshten
Claire Rotshten
Executive Vice President of Finance
(Interim Principal Accounting Officer)

Date: November 9, 2026	By:	/s/ Liron Sharon
Liron Sharon
Executive Vice President of Financial Planning and Analysis
(Interim Principal Financial Officer)

66